Form 10-K
period 1993-12-31
LEHMAN BROTHERS INC//
filed 1994-03-31
CIK 728586

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)
            /X/ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-6817

                              LEHMAN BROTHERS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                         13-2518466
       (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                         (IDENTIFICATION NO.)
          3 WORLD FINANCIAL CENTER
             NEW YORK, NEW YORK                                       10285
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 298-2000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                              NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                               ON WHICH REGISTERED
- ---------------------------------------------     ---------------------------------------------
         10 3/4% Senior Subordinated                         New York Stock Exchange
               Notes Due 1996

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/.

     As the registrant is a wholly owned subsidiary of Lehman Brothers Holdings Inc. none of the registrant's outstanding voting stock is held by non-affiliates of the registrant. As of the date hereof, 1,005 shares of the registrant's Common Stock, $.10 par value per share were issued and outstanding.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(A) AND (B) OF FORM 10-K AND THEREFORE IS FILING THIS FORM WITH A PORTION OF THE REDUCED DISCLOSURE CONTEMPLATED THEREBY.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                     NONE.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.   BUSINESS

GENERAL

     As used herein, "LBI" or the "Registrant" means Lehman Brothers Inc., a Delaware corporation incorporated on January 21, 1965. LBI and its subsidiaries are collectively referred to as "Lehman Brothers" or the "Company." LBI is a wholly owned subsidiary of Lehman Brothers Holdings Inc., a Delaware corporation, which (together with its subsidiaries, where appropriate) is referred to herein as "Holdings." American Express Company, a New York corporation ("American Express") owns 100 percent of the outstanding common stock of Holdings, par value $.10 per share (the "Holdings Common Stock"), which represents approximately 93% of Holdings' issued and outstanding voting stock. The remainder of Holdings' voting stock, the 5% Cumulative Convertible Voting Preferred Stock, Series A (the "Series A Preferred Stock") is owned by Nippon Life Insurance Company ("Nippon Life"). Assuming the exercise by Nippon Life of a warrant to purchase shares of Holdings Common Stock (the "Warrant"), American Express' ownership percentage of Holdings' voting stock would be 88 percent.

     The Company is one of the leading global investment banks serving institutional, corporate, government and high net worth individual clients and customers. The Company's executive offices are located at 3 World Financial Center, New York, New York 10285 and its telephone number is (212) 298-2000.

Distribution of Holdings Common Stock

     On January 24, 1994, American Express announced plans to issue a special dividend to its common shareholders consisting of all of Holdings Common Stock (the "Distribution"). Prior to the Distribution, which is subject to certain conditions, an additional equity investment of approximately $1.25 billion will be made in Holdings, most significantly by American Express. Holdings currently expects to file a Registration Statement on Form S-1 (the "Registration Statement") with the Securities and Exchange Commission (the "Commission") with respect to the Distribution during the second quarter of 1994.

Change of Fiscal Year

     On March 28, 1994, the Board of Directors of Holdings approved, subject to the Distribution, a change in the Company's fiscal year end from December 31 to November 30. Such a change to a non-calendar cycle will shift certain year-end administrative activities to a time period that conflicts less with the business needs of the Company's institutional customers.

Reduction in Personnel

     During the first quarter of 1994, the Company completed a review of personnel needs, which will result in the termination of certain personnel. The Company anticipates that it will record a severance charge of approximately $25 million pre-tax in the first quarter of 1994 as a result of these terminations.

The Primerica Transaction

     On July 31, 1993, pursuant to an asset purchase agreement (the "Primerica Agreement"), the Company completed the sale (the "Primerica Transaction") of its domestic retail brokerage business (except for such business conducted under the Lehman Brothers name) and substantially all of its asset management business (collectively, "Shearson") to Primerica Corporation (now known as Travelers Corporation) ("Travelers") and its subsidiary Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Also included in the Primerica Transaction were the operations and data processing functions that support these businesses, as well as certain of the assets and liabilities related to these operations.

     LBI received approximately $1.2 billion in cash and a $586 million interest bearing note from Smith Barney which was repaid in January 1994 (the "Smith Barney Note"). The Smith Barney Note was issued as partial payment for certain Shearson assets in excess of $600 million which were sold to Smith Barney. The proceeds received at July 31, 1993, were based on the estimated net assets of Shearson, which exceeded the minimum net assets of $600 million prescribed in the Primerica Agreement. As further consideration for the sale of Shearson, Smith Barney agreed to pay future contingent amounts based upon the combined performance of Smith Barney and Shearson, consisting of up to $50 million per year for three years based on revenues, plus 10% of after-tax profits in excess of $250 million per year over a five-year period (the "Participation Rights"). In contemplation of the Distribution, American Express received the first Participation Right payment in the first quarter of 1994. It is anticipated that all of the Participation Rights will be assigned to American Express prior to the Distribution. As further consideration for the sale of Shearson, LBI received 2,500,000 shares of 5.50% Convertible Preferred Stock, Series B, of Travelers and a warrant to purchase 3,749,466 shares of common stock of Travelers at an exercise price of $39.00 per share. In August 1993, American Express purchased such preferred stock and warrant from LBI for aggregate consideration of $150 million.

     The Company recognized a 1993 first quarter loss related to the Primerica Transaction of approximately $630 million after-tax ($535 million pre-tax), which amount includes a reduction in goodwill of $750 million and transaction-related costs such as relocation, systems and operations modifications and severance.

The Mellon Transaction

     On May 21, 1993, pursuant to a stock purchase agreement (the "Mellon Agreement") between LBI and Mellon Bank Corporation ("Mellon Bank"), LBI sold to Mellon Bank (the "Mellon Transaction"), The Boston Company, Inc. ("The Boston Company") which through subsidiaries is engaged in the private banking, trust and custody, institutional investment management and mutual fund administration businesses. Under the terms of the Mellon Agreement, LBI received approximately $1.3 billion in cash, 2,500,000 shares of Mellon Bank common stock and ten year warrants to purchase an additional 3,000,000 shares of Mellon Bank's common stock at an exercise price of $50.00 per share. In June 1993, such shares and warrants were sold by LBI to American Express for an aggregate purchase price of $169 million. After accounting for transaction costs for the Mellon Transaction and certain adjustments, the Company recognized a 1993 first quarter after-tax gain of $165 million.

Shearson Lehman Hutton Mortgage Corporation Transaction

     LBI completed the sale of its wholly owned subsidiary, Shearson Lehman Hutton Mortgage Corporation ("SLHMC"), to GE Capital Corporation on August 31, 1993. The sales price, net of proceeds used to retire indebtedness of SLHMC, was approximately $70 million. During the first quarter of 1993, the Company provided $120 million of pre-tax reserves in anticipation of the sale of SLHMC. After accounting for these reserves, the sale did not have a material effect on the Company's results of operations.

     Lehman Brothers is one of the leading global investment banks serving institutional, corporate, government and high net worth individual clients and customers. The Company's worldwide headquarters in New York are complemented by offices in 19 additional locations in the United States, 11 in Europe and the Middle East, four in Latin and South America and three in the Asia Pacific region. Lehman Brothers also operates a commodities trading and sales operation in London. Holdings provides investment banking and capital markets services in Europe and Asia. The Company is engaged primarily in providing financial services. Other businesses in which the Company is engaged represent less than 10 percent of consolidated assets, revenues or pre-tax income.

     The Company's business includes capital raising for clients through securities underwriting and direct placements; corporate finance and strategic advisory services; merchant banking; securities sales and trading; asset management; research; and the trading of foreign exchange, derivative products and certain commodities. The Company acts as a market maker in all major equity and fixed income products in both the domestic and certain international markets. Lehman Brothers is a member of all principal securities and commodities exchanges in the United States, as well as the National Association of Securities Dealers, Inc. ("NASD"). Holdings holds memberships or associate memberships on several principal international securities and commodities exchanges, including the London, Tokyo, Hong Kong, Frankfurt and Milan stock exchanges.

     Since 1990, Lehman Brothers has followed a "client/customer-driven" strategy. Under this strategy, Lehman Brothers concentrates on serving the needs of major issuing and advisory clients and investing customers worldwide to build an increasing "flow" of business that leverages the Company's capabilities and generates a majority of the Company's revenues and profits. Developing lead relationships with issuing clients and investing customers is a central premise of the Company's client/customer-driven strategy. Based on management's belief that each client and customer directs a majority of its financial transactions to a limited number of investment banks, Lehman Brothers' investment banking and sales professionals work together with global products and services professionals to identify and develop lead relationships with priority clients and customers worldwide. The Company believes that such relationships position Lehman Brothers to receive a substantial portion of its clients' and customers' financial business and lessen the volatility of revenues generally associated with the securities industry.

     Holdings' strategy, of which Lehman Brothers is an integral part, consists of the following four key elements:

     (1) Focused coverage of major issuing clients and institutional and high net worth individual investing customers. The Company's Investment Banking and Sales areas develop and maintain relationships with clients and customers to understand and meet their financial needs. Business volume generated through these relationships accounts for the majority of Lehman Brothers' business.

     (2) Comprehensive product and service capabilities. Lehman Brothers has built capabilities in major product and service categories to enable the Company to develop lead relationships with its clients and customers, meet their diverse needs and increase the Company's overall volume of business. Each of these product and service capabilities is provided to clients and customers by Investment Banking and Sales.

     (3) Global scope of business activities. Lehman Brothers pursues a global strategy in order to: (i) enhance the Company's product and service capabilities; (ii) position the Company to increase its flow of business as the international markets continue to expand; (iii) leverage the Company's infrastructure to benefit from economies of scale; and (iv) geographically diversify the Company's revenues.

     (4) Organizational structure that enables and encourages the Company's business units to act in a coordinated fashion as "One Firm." The Company is organized to provide the delivery of products and services through teams comprised of professionals with specialized expertise focused on meeting the financial objectives of the Company's clients and customers.

     Lehman Brothers also engages in activities such as arbitrage and proprietary trading that leverage the Company's expertise and infrastructure and provide attractive profit opportunities, but generally entail a higher degree of risk as the Company makes investments for its own account.

FOCUSED CLIENT AND CUSTOMER COVERAGE

Investment Banking

     Lehman Brothers is a leading underwriter of equity and equity-related securities in the equity capital markets and of taxable and tax-exempt fixed income securities denominated in U.S. dollars. The Company also engages in project and real estate financings around the world. According to Securities Data Company, Inc., Lehman Brothers was the third ranked underwriter of debt and equity securities in the United States in 1993. During 1993, Lehman Brothers lead managed 667 offerings of debt and equity securities in the United States with a total volume of $114.9 billion.

     Investment Banking professionals are responsible for developing and maintaining relationships with issuing clients, gaining a thorough understanding of their specific needs and bringing together the full resources of Lehman Brothers and Holdings to accomplish their financial objectives. Investment Banking is organized into industry and geographic coverage groups, enabling individual bankers to develop specific expertise in particular industries and markets. Industry coverage groups include consumer products, financial institutions, health care, industrial, media, merchandising, natural resources, real estate, technology, telecommunications, transportation and utilities. Where appropriate, professionals with specialized expertise in Strategic Advisory, Equities, Fixed Income, Foreign Exchange, Commodities, Derivatives and Project Finance are integrated into the client coverage teams.

     Lehman Brothers has a long history of providing strategic advisory services to corporate, institutional and government clients around the world on a wide range of financial matters, including mergers and acquisitions, divestitures, leveraged transactions, takeover defenses, spin-offs, corporate reorganizations and recapitalizations, tender and exchange offers, privatizations, opinion letters and valuations. The Company's Strategic Advisory Group works closely with industry and geographic coverage investment bankers and product specialists around the world. As mergers and acquisitions activity has become increasingly global, Lehman Brothers has maintained its position as a leader in cross-border transactions. In 1993, Lehman Brothers was ranked third in terms of mergers and acquisitions transactions in the United States according to Securities Data Company, Inc. In 1993, the Company advised clients in the United States on transactions totaling $20.8 billion.

Institutional Sales

     Institutional Sales serves the investing and liquidity needs of major institutional investors worldwide and provides the distribution mechanism for new issues and secondary market securities. Lehman Brothers maintains a network of sales professionals around the world. Institutional Sales focuses on the major institutional investors that constitute the major share of global buying power in the financial markets. Lehman Brothers' goal is to be considered one of the top three investment banks by such institutional investors. By serving the needs of these customers, the Company also gains insight into investor sentiment worldwide regarding new issues and secondary products and markets, which in turn benefits the Company's issuing clients.

     Institutional Sales is organized into four distinct sales forces specialized by the following product types: Equities, Fixed Income, Foreign Exchange/Commodities and Asset Management. Institutional Sales professionals work together to coordinate coverage of major institutional investors through customer teams. Depending on the size and investment objectives of the institutional investor, a customer team can be comprised of from two to five sales professionals, each specializing in a specific product. This approach positions Lehman Brothers to understand and to deliver the full resources of the Company to its customer base.

High Net Worth and Middle Market Sales

     The Company's Financial Services Division serves the investment needs of high net worth individual investors and small and mid-sized institutions. This division has one of the largest sales forces of its kind among major investment banks, with over 500 investment representatives located in seven offices in the major financial centers of the United States and offices in major financial centers worldwide. The Company's investment representatives provide investing customers with ready access to Lehman Brothers' equity and fixed income research, execution capabilities and global product offerings. The Financial Services Division also enables the Company's issuing clients to access a diverse investor base throughout the world.

     The global network of investment representatives is supported by the Investor Services Group located in New York, London and Hong Kong. This group provides an integrated, global approach to transaction execution, marketing support, asset allocation strategies, and product development. The Investor Services Group also works closely with Lehman Brothers Global Asset Management to develop proprietary product offerings for investing customers.

     Through Lehman Brothers Bank (Switzerland) S.A. (the "Bank"), an affiliate of LBI, the Financial Services Division provides high net worth investors the traditional personalized services of a Swiss bank, combined with the global resources of a leading securities company. The Bank's services include deposit facilities, international investment products, multi-currency secured lending and global custodial services.

COMPREHENSIVE PRODUCT AND SERVICE CAPABILITIES

     Lehman Brothers provides equity, fixed income, foreign exchange, commodities, asset management and merchant banking products and services to clients and customers. Each area is organized to meet more effectively the needs of clients and customers, and professionals are integrated into teams, supported by a dedicated administrative and operations staff, to provide the highest quality products and services.

Equities

     Lehman Brothers combines professionals from the sales, trading, financing, derivatives and research areas of Equities, together with investment bankers, into teams to serve the financial needs of the Company's equity clients and customers. The integrated nature of the Company's operations and the equity expertise delivered through the Company's client and customer teams enable Lehman Brothers to structure and execute global equity transactions for clients worldwide. The Company is a leading underwriter of initial public and secondary offerings of equity and equity-related securities. Lehman Brothers also makes markets in these and other securities, and executes block trades on behalf of clients and customers. The Company also actively participates in assisting governments around the world in raising equity capital as part of their privatization programs. According to Securities Data Company, Inc., Lehman Brothers ranked third in lead managed equity and equity-related securities offerings in the United States in 1993. During 1993, the Company lead managed 87 equity offerings in the United States totaling $8.6 billion.

     The Equities product group is responsible for the Company's equity operations and dollar and non-dollar equity and equity-related products. These products include listed and over-the-counter ("OTC") securities, American Depository Receipts, convertibles, options, warrants and derivatives. During 1993, Lehman Brothers made markets in the top 300 NASDAQ stocks as measured by volume. The Company also makes markets in major European large capitalization stocks. In addition, the Company's convertible securities trading professionals make markets in convertible debenture issues and convertible preferred stock issues.

     Derivative Products. Lehman Brothers, in conjunction with its affiliates, offers equity derivative capabilities across a wide spectrum of products and currencies, including listed options and futures, portfolio trading and similar products. In 1993, Lehman Brothers developed and marketed several innovative products designed to help investors establish or hedge positions in global markets and currencies. These included products such as certain call and put warrants that use major stock indices as a benchmark. In addition, Lehman Brothers lead managed the largest ever stand-alone U.S. corporate warrant issue in 1993.

     Equities Research. The Equities research department is integrated with and supports the Company's investment banking, sales and trading activities. An important objective of Equities research is to have in place high quality research analysts covering industry and geographic sectors that support the activities of the Company's clients and customers. The Equities research department is comprised of regional teams staffed by industry specialists, covering industry sectors and companies worldwide. During 1993, the Company expanded its global economics coverage and technical market analysis capabilities.

     Equity Finance. Lehman Brothers operates a comprehensive equity finance business to support the funding, sales and trading activities of the Company and its clients and customers. Margin lending for the purchase of equities and equity derivatives, securities lending and short sale facilitation are among the main functions of the equity finance group. This group also engages in a conduit business, whereby the Company seeks to earn a positive net spread on matched security borrowing and lending activities.

Fixed Income

     Lehman Brothers actively participates in all major fixed income product areas. The Company combines professionals from the sales, trading, financing, derivatives and research areas of Fixed Income, together with investment bankers, into teams to serve the financial needs of the Company's clients and customers. The Company is a leading underwriter of new issues, and also makes markets in these and other fixed income securities. The Company's global presence facilitates client and customer transactions and provides liquidity in marketable fixed and floating rate debt securities. According to Securities Data Company, Inc., Lehman

Brothers ranked third in lead managed fixed income securities offerings in the United States in 1993. During 1993, the Company lead managed 580 offerings in the United States for a total of $106.3 billion of fixed income securities.

     Fixed Income products consist of government, sovereign and supranational agency obligations; money market products; corporate debt securities; mortgage and asset-backed securities; emerging market securities; municipal and tax-exempt securities; derivative products and research. In addition, the Company's central funding operation provides access to cost efficient debt financing sources, including repurchase agreements, for the Company and its clients and customers.

     Government and Agency Obligations. Lehman Brothers is one of the leading 39 primary dealers in U.S. Government securities, as designated by the Federal Reserve Bank of New York, and participates in the underwriting of, and maintains positions in, U.S. Treasury bills, notes and bonds, and securities of federal agencies.

     Money Market Products. Lehman Brothers is a global market leader in the origination and distribution of short-term debt obligations, including commercial paper, short-term notes, preferred stock and Money Market Preferred Stock(R). The Company is an appointed dealer for approximately 480 commercial paper programs on behalf of companies and government agencies.

     Corporate Debt Securities. Lehman Brothers is a leader in the underwriting and market making of fixed and floating dollar investment grade debt and trades approximately $1.5 billion of these securities on a daily basis. According to Securities Data Company, Inc., during 1993, Lehman Brothers ranked third in new issue domestic investment grade debt. The Company also underwrites and makes markets in non-investment grade debt securities and bank loans. Lehman Brothers trades in excess of $2.0 billion of high yield securities on a monthly basis.

     Mortgage and Asset-Backed Securities. The Company is a leading underwriter of and market maker in mortgage and asset-backed securities. The Company's trading activity in the secondary mortgage market exceeds $3.0 billion on a daily basis.

     Municipal and Tax-Exempt Securities. Lehman Brothers is a leading dealer in municipal and tax-exempt securities, including general obligation and revenue bonds, notes issued by states, counties, cities, and state and local governmental agencies, municipal leases, tax-exempt commercial paper and put bonds. Lehman Brothers is also a leader in the structuring, underwriting and sale of tax-exempt and taxable securities and derivative products for city, state, not-for-profit and other public sector clients. The Company's Public Finance group advises state and local governments on the issuance of municipal securities, and works closely with the municipal sales and trading area to underwrite both negotiated and competitive short-and long-term offerings. According to Securities Data Company, Inc., Lehman Brothers ranked third in lead managed municipal securities offerings in 1993 with a total volume of $29.3 billion.

     Derivative Products. The Company offers a broad range of derivative product services. Derivatives professionals are integrated into all of the Company's major fixed income product areas. In 1993, Lehman Brothers assisted over 1,000 clients and customers worldwide, in the execution of over 3,900 transactions aggregating approximately $265 billion (notional amount).

     In 1993, the Company introduced several new derivative products to meet the needs of both issuers and investors, including Step-Up Recovery Floating Rate Notes and Range Floaters. These innovative products are designed to offer issuers and investors the opportunity to diversify their investment and liability portfolios. In late 1993, Lehman Brothers incorporated Lehman Brothers Financial Products Inc. ("LBFP"), a separately capitalized triple-A rated derivatives subsidiary. Lehman Brothers established LBFP to increase the volume of its derivatives business and capture additional underwriting and trading business. It is expected that LBFP will commence its derivatives activities in the third quarter of 1994.

     Central Funding. The central funding unit engages in two major activities, matched book funding and secured financing. Matched book funding involves lending cash on a short-term basis to institutional customers collateralized by marketable securities, typically government or government agency securities.

These arrangements are classified on the Company's balance sheet as "securities purchased under agreements to resell." The Company may also enter into short-term contractual agreements, referred to as "securities sold under agreements to repurchase," whereby securities are pledged as collateral in exchange for cash. The Company enters into these agreements in various currencies and seeks to generate profits from the difference between interest earned and interest paid.

     Central funding works with the Company's institutional sales force to identify customers that have cash to invest and/or securities to pledge to meet the financing and investment objectives of the Company and its customers. Central funding also coordinates with the Company's treasury area to provide collateralized financing for a large portion of the Company's securities and other financial instruments owned.

     Fixed Income Research. Fixed Income research at Lehman Brothers encompasses a broad range of research disciplines: quantitative, economic, strategic, credit, portfolio and market-specific analysis. Fixed Income research is integrated with and supports the Company's investment banking, sales and trading activities. An important objective of Fixed Income research is to have in place high quality research analysts covering industry, geographic and economic sectors that support the activities of the Company's clients and customers. Their expertise includes U.S. government and agency securities, corporate securities, high yield, asset and mortgage-backed securities and emerging market debt. Fixed Income research expanded its quantitative capabilities and its coverage of the commercial real estate market during 1993.

Foreign Exchange

     According to a leading market research firm, Lehman Brothers is one of the top two global investment banks that trade foreign exchange for clients and customers. Through its foreign exchange operations, Lehman Brothers seeks to provide its clients and customers with superior trading execution, price protection and hedging strategies to manage volatility. The Company and its affiliates, through operations in New York, London, and Hong Kong, engage in trading activities in all major currencies and maintain a 24-hour foreign exchange market making capability for clients and customers worldwide. In 1993, Lehman Brothers enhanced its foreign exchange capabilities by becoming the first U.S. investment bank to join the Electronic Broking Service in Europe. In addition to the Company's traditional client/customer-driven foreign exchange activities, Lehman Brothers also trades foreign exchange for its own account.

Commodities and Futures

     Lehman Brothers engages in commodities and futures trading in three business lines: market making in metals, exchange futures execution services, and managed futures. The Company seeks to provide clients and customers with innovative investment and hedging strategies to satisfy their investing and risk management objectives. In 1993, professionals from Commodities, Investment Banking and Equities worked together to structure and issue gold-denominated preferred stock, which was the first commodity-linked equity security to be listed on the New York Stock Exchange.

Asset Management

     Lehman Brothers Global Asset Management ("LBGAM") provides discretionary and non-discretionary investment management services to institutional and high net worth investors worldwide. LBGAM's asset management philosophy combines fundamental research with quantitative techniques to identify investment opportunities that span the global equity, fixed income and currency markets. During 1993, LBGAM launched the Lehman Brothers Institutional Funds, a family of funds directed toward U.S. institutional investors, and expanded its managed futures funds for investors throughout the world.

Merchant Banking Fund Management

     Since 1989, Holdings' principal method of making merchant banking investments has been through a series of partnerships (the "1989 Partnerships"), for which subsidiaries of Holdings act as general partner, and in some cases as a limited partner. Merchant banking activities have consisted principally of making equity and certain other investments in merger, acquisition, restructuring and leveraged capital transactions, including leveraged buyouts, either independently or in partnership with the Company's clients. Current merchant banking investments include both publicly traded and privately held companies diversified on a geographic and industry basis.

     The 1989 Partnerships have a 10-year life with capital available for investment for only the first five years, which period ended in March 1994. Accordingly, during the remaining life of the Partnerships, Holdings' merchant banking activities, with respect to investments made by the 1989 Partnerships, will be directed toward selling or otherwise monetizing such investments. Holdings is currently considering the establishment of a new merchant banking fund and participation in other merchant banking opportunities.

Other Business Activities

     While Lehman Brothers concentrates on its client/customer-driven strategy, the Company also participates in business opportunities such as arbitrage and proprietary trading that leverage the Company's expertise, infrastructure and resources. These businesses may generate substantial revenues but generally entail a higher degree of risk as the Company trades for its own account.

     Arbitrage. Lehman Brothers engages in a variety of arbitrage activities. In traditional or "riskless" arbitrage, the Company seeks to benefit from temporary price discrepancies that occur when a security is traded in two or more markets, or when a convertible or derivative security is trading at a price disparate from its underlying security. The Company's "risk" arbitrage activities involve the purchase of securities at discounts from the expected values that would be realized if certain proposed or anticipated corporate transactions (such as mergers, acquisitions, recapitalizations, exchange offers, reorganizations, bankruptcies, liquidations or spin-offs) were to occur. To the extent that these anticipated transactions do not materialize in a manner consistent with the Company's expectations, the Company is subject to the risk that the value of these investments will decline in value. Lehman Brothers' arbitrage activities benefit from the Company's presence in the global capital markets, access to advanced information technology, in-depth market research, proprietary risk management tools and general experience in assessing rapidly changing market conditions.

     Proprietary Trading. Lehman Brothers engages in the trading of various securities, derivatives, currencies and commodities for its own account. The Company's proprietary trading activities bring together various research and trading disciplines allowing it to take market positions, which at times may be significant, consistent with the Company's expectations of future events (such as movements in the level of interest rates, changes in the shape of yield curves and changes in the value of currencies). The Company is subject to the risk that actual market events will be different from the Company's expectations, which may result in significant losses associated with such proprietary positions. The Company's proprietary trading activities are generally carried out in consultation with personnel from the relevant major product area (e.g., mortgages, derivatives and foreign exchange).

ADMINISTRATION AND OPERATIONS

     The Company's administration and operations staff supports its businesses through the processing of certain securities and commodities transactions; receipt, identification and delivery of funds and securities; internal financial controls; safeguarding of customers' securities; and compliance with regulatory and legal requirements. In addition, this staff is responsible for information systems, communications, facilities, legal, internal audit, treasury, tax, accounting and other support functions.

     In response to the needs of certain of its domestic and international businesses, the Company has acquired sophisticated data processing and telecommunications equipment. The Company believes such acquisition was necessary to provide the high level of technological and analytical support required to process, settle and account for transactions in a worldwide marketplace. Automated systems also provide sophisticated decision support which enhances trading capability and the management of the Company's cash and collateral resources. There is considerable fluctuation within each year and from year to year in the volume of business that the Company must process, clear and settle.

GLOBAL SCOPE OF BUSINESS ACTIVITIES

     Through its network of offices around the world, Lehman Brothers pursues a global strategy to meet more effectively the needs of clients and customers and to generate increased business volume for the Company. The Company's headquarters in New York provides support for and is closely linked to its regional offices. Because Lehman Brothers' global strategy is based on a unified team approach to serving the financial needs of its clients and customers, the Company's regional offices enable Investment Banking and Sales to develop more effectively relationships and deliver products and services to clients and customers whose businesses are located in a given area or who predominantly transact business in that region. Based on the growth in international business activities over the past several years and the continued development of a more integrated global financial economy, Lehman Brothers expects international business activities to continue to grow in the future. The Company believes that its global presence and operating strategy position it to continue to increase the Company's flow of business, and thereby continue to realize greater benefits from economies of scale.

ORGANIZATION

     The organization and culture of Lehman Brothers represent the fourth element of the Company's overall strategy. This strategy requires close integration of investment bankers and sales professionals and product and service professionals to maximize the Company's effectiveness in developing client and customer relationships. To effect this strategy, Lehman Brothers is managed as an integrated global operation. Business planning and execution is coordinated between regional locations and product heads. The Company's 18-member Operating Committee is the principal governing body of Lehman Brothers, and is comprised of representatives from every major area of the organization, including the senior managers from the European and Asia Pacific regions. This structure promotes communication and cooperation, enabling Lehman Brothers to identify and address rapidly opportunities and issues on a global, firm-wide level. The Operating Committee facilitates management's ability to run the business as a whole, as opposed to managing the business units separately.

     This structure is reinforced with a culture and operating practices that promote integration through the implementation and communication of organizational values and principles consistent with the Company's "One Firm" philosophy. An example of one of these operating practices is the Company's approach to compensation, whereby employees are compensated to a significant extent on the overall performance of the Company and to a lesser extent on the performance of any individual business area.

RISK MANAGEMENT

     Risk is an inherent part of all of Lehman Brothers' businesses and activities. The extent to which Lehman Brothers properly and effectively identifies, assesses, monitors and manages each of the various types of risks involved in its trading, brokerage and investment banking activities is critical to the success and profitability of the Company. The principal types of risk involved in Lehman Brothers' activities are market risks, credit or counterparty risks and transaction risks. Lehman Brothers has developed a control infrastructure to monitor and manage each type of risk on a global basis throughout the Company.

Market Risk

     In its trading, market making and underwriting activities, Lehman Brothers is subject to risks relating to fluctuations in market prices and liquidity of specific securities, instruments and derivative products, as well as volatility in market conditions in general. The markets for these securities and products are affected by many factors, including the financial performance and prospects of specific companies and industries, domestic and international economic conditions (including inflation, interest and currency exchange rates and volatility), the availability of capital and credit, political events (including proposed and enacted legislation) and the perceptions of participants in these markets.

     Lehman Brothers has developed a multi-level approach for monitoring and managing its market risk. The base level control is at the trading desks where various risk management functions are performed, including daily mark to market by traders and on-going monitoring of inventory aging and pricing by trading desk managers, product area management and the independent risk managers for each product area. The next level of management of market risk occurs in the Trade Analysis department, which independently reviews the prices of the Company's trading positions and regularly monitors the aging of inventory positions.

     The final level of the risk management process is the Senior Risk Management Committee, which is composed of senior management from the various product areas and from credit, trade analysis and risk management. In addition, when appropriate, Lehman Brothers employs hedging strategies to reduce its exposure to fluctuations in market prices of securities and volatility in interest or foreign exchange rates.

Credit or Counterparty Risks

     Lehman Brothers is exposed to credit risks in its trading activities from the possibility that a counterparty to a transaction could fail to perform under its contractual commitment, resulting in Lehman Brothers incurring losses in liquidating or covering its position in the open market. The responsibility for managing these credit risks rests with the Corporate Credit department. The department, which is organized along both industry and geographic lines, is independent from any of Lehman Brothers' product areas. Corporate Credit manages the Company's credit risks by establishing and monitoring counterparty limits, structuring and approving specific transactions, actively managing credit exposures and participating in the new product review process. In addition, Lehman Brothers, when appropriate, may require collateral from the counterparty to secure its obligations to the Company or seek some other form of credit enhancement (such as financial covenants, guarantees or letters of credit) to support the counterparty's contractual commitment.

Transaction Risk

     In connection with its investment banking and product origination activities, Lehman Brothers is exposed to risks relating to the merits of proposed transactions. These risks involve not only the market and credit risks associated with underwriting securities and developing derivative products, but also potential liabilities under applicable securities and other laws which may result from Lehman Brothers' role in the transaction.

     Each proposed transaction involving the underwriting or placement of securities by Lehman Brothers is reviewed by the Company's Commitment Committee. The Commitment Committee is staffed by senior members of the Company with extensive experience in the securities industry. The principal function of the Commitment Committee is to determine whether Lehman Brothers should participate in a transaction in which the Company's capital and reputation will be at risk.

     Fairness opinions and valuation letters to be delivered by Lehman Brothers must be reviewed and approved by the Company's Fairness Opinion Committee, which is composed of senior investment bankers who provide an independent evaluation of the opinions and conclusions to be rendered to the Company's clients.

     In connection with its investment banking or merchant banking activities, the Company may from time to time make proprietary investments in securities that are not readily marketable. These investments primarily result from the Company's efforts to help clients achieve their financial and strategic objectives. Any such proposed investment which falls within established criteria with respect to the amount of capital invested, the anticipated holding period and the degree of liquidity of the securities must be reviewed and approved by the Company's Investment Committee, which is composed of senior investment bankers. The Investment Committee reviews in detail the proposed investment and applies relevant valuation methodologies to evaluate the risk of loss of capital compared to the anticipated returns from the investment and determine whether to proceed with the transaction.

     Lehman Brothers recently established a New Products and Business Committee (the "NPBC") for new products developed by Lehman Brothers or new businesses to be entered into by the Company. The NPBC will work in cooperation with the originators or sponsors of a new product or business to evaluate its feasibility, assess its potential risks and liabilities and analyze its costs and benefits.

NON-CORE ASSETS

     Prior to 1990, the Company participated in a number of activities that are not central to its current business as an institutional investment banking firm. As a result of these activities, the Company carries on its balance sheet a number of relatively illiquid assets (the "Non-Core Assets"), including a number of individual real estate assets, limited partnership interests and a number of smaller investments. Subsequent to their purchase, the values of certain of these Non-Core Assets declined below the recorded values on the Company's balance sheet, which necessitated the write-down of the carrying values of these assets and corresponding charges to the Company's income statement. Certain of these activities have resulted in various legal proceedings.

     Since 1990, management has devoted substantial resources to reducing the Company's Non-Core Assets. Between December 31, 1990 and December 31, 1993, the Company's Non-Core Assets decreased from $1.1 billion in 1990 to approximately $79 million in 1993, with Non-Core Assets defined as carrying value plus contingent exposures net of reserves. Management's intention with regard to these Non-Core Assets is the prudent liquidation of these investments as and when possible.

RELATIONSHIP WITH SMITH BARNEY

     On July 31, 1993, the Company completed the sale of Shearson which consisted of LBI's domestic retail brokerage business (except for such business conducted under the Lehman Brothers name), substantially all of its asset management business, the operations and data processing functions that supported those business and certain related assets and liabilities.

Securities Clearing, Data Services and General Services Agreements

     Pursuant to a clearing agreement (the "Clearing Agreement"), Smith Barney carries and clears, on a fully disclosed basis, all accounts introduced to it by Lehman Brothers, and performs all clearing and settlement functions for equities, municipal securities and corporate debt which were previously performed by Shearson. Lehman Brothers also conducts certain securities lending activities as agent for Smith Barney under the Clearing Agreement. Pursuant to Data Services and General Services Agreements, Smith Barney provides to the Company all of the same data processing and related services that it previously received from Shearson. Charges for services under these three agreements are generally calculated using the intercompany transfer pricing methodology in effect prior to the Primerica Transaction. These agreements expire on December 31, 1994, but may be extended for up to an additional six months upon payment by the Company of up to $5 million. The Company has been reviewing alternative clearing, data processing and other servicing arrangements to take effect after the expiration of its arrangements with Smith Barney.

Certain Arrangements

     Revolving Cash Subordination Agreement. Holdings has agreed to lend to Smith Barney up to $150 million to cover capital charges in excess of $50 million incurred by Smith Barney as a result of carrying LBI's customer and proprietary positions (the "Lehman Capital Charges"). Holdings will lend additional amounts to Smith Barney in the event that the Lehman Capital Charges increase above $200 million. As of March 28, 1994, $150 million was outstanding. Under certain circumstances, Travelers is required to purchase all or part of Smith Barney's indebtedness to Holdings under the facility up to $250 million. Holdings is only required to fund in excess of $250 million under this facility if Travelers agrees to a corresponding increase in its purchase obligation; provided that, without such agreement, the Company may not engage in any activity which results in the Lehman Capital Charges exceeding $300 million.

     Revolving Credit Agreements. Pursuant to a Revolving Credit Agreement, Smith Barney may borrow funds from LBI secured by securities having a market value equal to not less than 130% of the aggregate unpaid principal amount borrowed for the purpose of funding customer margin debits carried by Smith Barney. As of March 28, 1994, there were no amounts outstanding under this facility. Pursuant to an Unsecured Revolving Credit Agreement, Holdings has agreed to advance funds to Smith Barney in order to finance, in part, certain of the cash demands of the securities lending activities conducted under the Clearing Agreement. As of March 28, 1994, $756 million was outstanding under this facility. These facilities will terminate upon the termination of the Clearing Agreement.

     Non-Solicitation. In connection with the Primerica Transaction, both LBI and Smith Barney agreed that they would refrain from soliciting each other's employees and certain customers for varying periods of time after July 31, 1993. The majority of the customer-related non-solicitation provisions have expired.

     Shearson Related Litigation. LBI and Smith Barney agreed to a division of litigation relating to Shearson pursuant to which, subject to certain exceptions, Smith Barney is liable for such litigations arising after April 11, 1993. With respect to matters arising on or before April 11, 1993, LBI transferred to Smith Barney a $50 million reserve. If such reserve is exhausted, the parties have agreed to share liability on the matters arising on or before April 11, 1993. LBI retained liability for regulatory matters.

COMPETITION

     All aspects of the Company's business are highly competitive. The Company competes in domestic and international markets directly with numerous other brokers and dealers in securities and commodities, investment banking firms, investment advisors and certain commercial banks and, indirectly for investment funds, with insurance companies and others.

     The financial services industry has become considerably more concentrated as numerous securities firms have either ceased operations or have been acquired by or merged into other firms. In addition, several small and specialized securities firms have been successful in raising significant amounts of capital for their merger and acquisition activities and merchant banking investment vehicles and for their own accounts. These developments have increased competition from firms, many of whom have significantly greater equity capital than the Company.

REGULATION

     The securities industry in the United States is subject to extensive regulation under both federal and state laws. LBI and certain other subsidiaries of Holdings are registered as broker-dealers and investment advisers with the Commission and as such are subject to regulation by the Commission and by self-regulatory organizations, principally the NASD and national securities exchanges such as the NYSE, which has been designated by the Commission as LBI's primary regulator, and the Municipal Securities Rulemaking Board. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. LBI is a registered broker-dealer in all 50 states, the District of Columbia and the Commonwealth of Puerto Rico. The Commission, self-regulatory organizations and state securities commissions may conduct administrative proceedings, which may result in censure, fine, the issuance of cease-and-desist orders or suspension or expulsion of a broker-dealer or an investment adviser, its officers or employees.

     LBI is registered with the CFTC as a futures commission merchant and is subject to regulation as such by the CFTC and various domestic boards of trade and other commodity exchanges. The Company's U.S. commodity futures and options business is also regulated by the National Futures Association, a not-for-profit membership corporation which has been designated as a registered futures association by the CFTC.

     Holdings and the Company do business in the international fixed income, equity and commodity markets and undertakes investment banking activities through Holdings' subsidiaries. The U.K. Financial Services Act of 1986 (the "Financial Services Act") governs all aspects of the United Kingdom investment business, including regulatory capital, sales and trading practices, use and safekeeping of customer funds and securities, record keeping, margin practices and procedures, registration standards for individuals, periodic reporting and settlement procedures. Pursuant to the Financial Services Act, Holdings and the Company are subject to regulations administered by The Securities and Futures Authority Limited, a self regulatory organization of financial services companies (which regulates their equity, fixed income, commodities and investment banking activities) and the Bank of England (which regulates their wholesale money market, bullion and foreign exchange businesses).

     The Company anticipates regulation of the securities and commodities industries to increase at all levels and for compliance therewith to become more difficult. Monetary penalties and restrictions on business activities by regulators resulting from compliance deficiencies are also expected to become more severe.

     The Company believes that it is in material compliance with regulations described herein.

CAPITAL REQUIREMENTS

     As registered broker-dealers LBI and Lehman Government Securities Inc. ("LGSI"), a wholly owned subsidiary of LBI, are subject to the Commission's net capital rule (Rule 15c3-1, the "Net Capital Rule") promulgated under the Exchange Act. The NYSE and the NASD monitor the application of the Net Capital Rule by LBI and LGSI, respectively. LBI and LGSI compute net capital under the alternative method of the Net Capital Rule which requires the maintenance of minimum net capital, as defined. A broker-dealer may be required to reduce its business if its net capital is less than 4% of aggregate debit balances and may also be prohibited from expanding its business or paying cash dividends if resulting net capital would be less than 5% of aggregate debit balances. In addition, the Net Capital Rule does not allow withdrawal of subordinated capital if net capital would be less than 5% of such debit balances.

     The Net Capital Rule also limits the ability of broker-dealers to transfer large amounts of capital to parent companies and other affiliates. Under the Net Capital Rule, equity capital cannot be withdrawn from a broker-dealer without the prior approval of the Commission when net capital after the withdrawal would be less than 25% of its securities position haircuts (which are deductions from capital of certain specified percentages of the market value of securities to reflect the possibility of a market decline prior to disposition). In addition, the Net Capital Rule requires broker-dealers to notify the Commission and the appropriate self-regulatory organization two business days before a withdrawal of excess net capital if the withdrawal would exceed the greater of $500,000, or 30% of the broker-dealer's excess net capital, and two business days after a withdrawal that exceeds the greater of $500,000, or 20% of excess net capital. Finally, the Net Capital Rule authorizes the Commission to order a freeze on the transfer of capital if a broker-dealer plans a withdrawal of more than 30% of its excess net capital and the Commission believes that such a withdrawal would be detrimental to the financial integrity of the Company or would jeopardize the broker-dealer's ability to pay its customers. Certain of LBI's other subsidiaries are also subject to the Net Capital Rule.

     Compliance with the Net Capital Rule could limit those operations of LBI that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances, and also could restrict the ability of Holdings to withdraw capital from LBI, which in turn could limit the ability of Holdings to pay dividends, repay debt and redeem or purchase shares of its outstanding capital stock. See Footnote 16 of Notes to Consolidated Financial Statements.

EMPLOYEES

     As of December 31, 1993, the Company employed approximately 7,500 persons. The Company considers its relationship with its employees to be good.

ITEM 2.   PROPERTIES

     The Company's headquarters occupy approximately 915,000 square feet of space at 3 World Financial Center in New York, New York, which is owned by the Company as tenants-in-common with American Express and various other American Express subsidiaries. Holdings expects to relocate on or about August 1994, certain administrative personnel from 388 and 390 Greenwich Street to five floors in the World Financial Center which are currently occupied by subsidiaries of American Express. These five floors will result in total occupancy of approximately 1,147,000 square feet by Holdings and the Company.

     Holdings entered into a lease for approximately 392,000 square feet for offices located at 101 Hudson Street in Jersey City, New Jersey (the "Operations Center"). The Operations Center will be used by systems, operations, and certain administrative personnel and contains certain back-up trading facilities. The lease term is approximately 16 years and is expected to commence in August 1994.

     Holdings and the Company occupy 14 floors at 388 and 390 Greenwich Street which they expect to vacate by July 31, 1994 and will relocate the personnel to the Operations Center and the World Financial Center.

     Most of the Company's other offices are located in leased premises, the leases for which expire at various dates through the year 2007. Facilities owned or occupied by the Company and its subsidiaries are believed to be adequate for the purposes for which they are currently used and are well maintained.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of its business. Such proceedings include actions brought against the Company and others with respect to transactions in which the Company acted as an underwriter or financial advisor, actions arising out of the Company's activities as a broker or dealer in securities and commodities and actions brought on behalf of various classes of claimants against many securities and commodities firms of which the Company is one.

     Although there can be no assurance as to the ultimate outcome, the Company has denied, or believes it has a meritorious defense and will deny, liability in all significant cases pending against it including the matters described below, and intends to defend vigorously each such case. Although there can be no assurance as to the ultimate outcome, based on information currently available and established reserves, the Company believes that the eventual outcome of the actions against it, including the matters described below, will not, in the aggregate, have a material adverse effect on the business or consolidated financial condition of the Company.

GENERAL ACQUISITION, INC. ET AL. V. GENCORP, INC. ET AL. V. WAGNER & BROWN, ET AL. AND
SHEARSON LEHMAN BROTHERS INC. AND SHEARSON LEHMAN BROTHERS HOLDINGS INC.

     This litigation in the United States District Court for the Southern District of Ohio (the "Ohio Court") arose out of the Company's representation of Wagner & Brown and AFG Industries, Inc. ("AFG") in connection with their effort to acquire GenCorp, Inc. ("GenCorp") in March 1986. In response to the tender offer and the litigation commenced by Wagner & Brown and AFG on March 17, 1986, GenCorp amended its answer and counterclaims on April 2, 1986 to assert claims against LBI and Holdings. Only GenCorp's counterclaims against LBI remain pending. GenCorp asserted common law claims for breach of fiduciary duty, fraud, negligence and unjust enrichment against Lehman Brothers. The claims are based on prior contacts between LBI and GenCorp and LBI's subsequent role in advising and assisting Wagner & Brown and AFG with respect to the tender offer. GenCorp seeks $258 million in damages and the imposition of a constructive trust on the fees and profits the Company earned in the transaction. On or about October 2, 1992, the Ohio Court granted LBI's motion for summary judgment and dismissed GenCorp's claim for compensatory damages. GenCorp has appealed this decision to the United States Court of Appeals for the Sixth Circuit. No decision has been rendered. GenCorp's claim for disgorgement of the fees that LBI received has been stayed pending the appeal.

BAMAODAH V. E.F. HUTTON & COMPANY INC.

     In April 1986, Ahmed and Saleh Bamaodah commenced an action against E.F. Hutton & Company Inc. ("EFH"), a subsidiary of The E.F. Hutton Group Inc. ("Hutton"), to recover all losses the Bamaodahs had incurred since May 1981 in the trading of commodity futures contracts in a nondiscretionary EFH trading account. The Dubai Civil Court ruled that the trading of commodity futures contracts constituted illegal gambling under Islamic law and that therefore the brokerage contract was void. In January 1987, a judgment was rendered against EFH in the amount of $48,656,000. On January 5, 1991, the Dubai Court of Appeals affirmed the judgment. On March 22, 1992, the Court of Cassation, Dubai's highest court, revoked and quashed the decision of the Court of Appeals and ordered that the case be remanded to the Court of Appeals for a further review.

FDIC V. CHENG, ET AL.

     On or about February 16, 1990, the Federal Deposit Insurance Corporation (the "FDIC"), as manager of the Federal Savings and Loan Insurance Corporation ("FSLIC") Resolution Fund (the "FSLIC Resolution

Fund"), which is the receiver of Guaranty Federal Savings and Loan Association ("Guaranty Federal"), filed a complaint in the U.S. District Court for the Northern District of Texas (the "Texas District Court") in an action entitled Federal Deposit Insurance Corporation v. Paul Sau-Ki Cheng, et al. On or about February 2, 1993, the FDIC served a Third Amended Complaint naming EFH, Holdings, LBI, four former EFH brokers, Drexel Burnham Lambert Inc. and a subsidiary of it (collectively "Drexel"), a former Drexel broker, Paul Sau-Ki Cheng and Simon Edward Heath, both former directors and co-chairmen of the board of directors of Guaranty Federal and certain other parties not affiliated with Lehman Brothers as defendants. On or about February 11, 1993, the Company filed its answer to the Third Amended Complaint, denying all material allegations and asserting several affirmative defenses. The FDIC's claims related to trading losses and other alleged damages suffered by Guaranty Federal, its creditors, stockholders and depositors, the FSLIC and the FSLIC Resolution Fund as a result of U.S. government bond trading by Cheng and Heath through EFH and Drexel, as well as alleged violations of the Commodities Exchange Act. As a result, the FDIC sought $129,980,000 in alleged actual damages against all defendants and $387.6 million in punitive damages against all defendants except EFH, Holdings and LBI. On October 25, 1993, the Company and the FDIC entered into a settlement agreement, and on November 16, 1993, the Texas District Court entered an order and dismissed all claims with prejudice.

PAUL WILLIAMS AND BEVERLY KENNEDY, ET AL. V. BALCOR PENSION INVESTORS ET AL.

     In February 1990, a purported class action complaint was filed in the United States District Court for the Northern District of Illinois. The complaint names eight separate limited partnerships originated by The Balcor Company ("Balcor"), which was then a wholly owned subsidiary of LBI, known as the Balcor Pension Investors series. Also named as defendants were the general partner of each named limited partnership, Balcor, and Balcor Securities Co., LBI and American Express. The complaint which was amended on October 10, 1990 alleges that the named entities violated certain federal securities laws with regard to the adequacy and accuracy of disclosure of information in connection with the offering of limited partnership interests. The complaint also alleges breach of fiduciary duty, fraud, negligence and violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO"). The complaint seeks compensatory damages and punitive damages. Defendants' Amended Counterclaim filed on September 19, 1990, asserts common law claims of fraud and breach of warranty against plaintiffs. Defendants seek to recover for the alleged damage to their reputation and business as well as their costs and attorneys fees in defending against the claims brought by plaintiffs. On November 29, 1990, W.B. Copeland, Trustee, Ploof Truck Lines, Inc. Profit Sharing Plan and Allan Hirschfield filed a class action counterclaim against defendants which is identical to the Amended Complaint seeking, among other things, leave to join this action as named plaintiffs.

     On September 8, 1993, the plaintiffs filed a Third Amended Complaint adding additional named plaintiffs and an amended motion for class certification which motions had previously been denied. No plaintiff class has yet been certified and no judicial determination has been made. No merits discovery has been conducted.

RALPH MAJESKI, ET AL. V. BALCOR ENTERTAINMENT COMPANY, LTD. ET AL.; ROBERT ECKSTEIN, ET AL. V. BALCOR FILM INVESTORS, ET AL.

     These two actions were filed in United States District Court for the Eastern District of Wisconsin (the "Wisconsin District Court"). LBI is a defendant only in the Majeski case. Plaintiffs allege that the named defendants in the lawsuits violated certain federal securities laws with regard to the adequacy and accuracy of disclosure of information in respect of the offering of limited partnership interests in Balcor Film Investors, a partnership of which a Balcor subsidiary is the general partner. The Majeski complaint also alleges, in general, breach of fiduciary duty, common law fraud, misrepresentation, breach of contract and a cause of action in the nature of a derivative action. On January 18, 1991, the Wisconsin District Court entered an order certifying a plaintiffs class of all persons who purchased or currently own interests in the Partnership which were purchased from January 8, 1985 through December 31, 1985. The Wisconsin District Court also consolidated the Eckstein and Majeski actions for the remainder of the pretrial proceedings and trial, but did not merge such actions. On March 11, 1992, the Wisconsin District Court granted defendants' motions to dismiss on statute of limitations grounds in both actions.

     In August 1993, the U.S. Court of Appeals for the Seventh Circuit (the "Court of Appeals") issued an opinion which reversed the order of the Wisconsin District Court and remanded the cases to such court for further proceedings. The defendants sought a writ of certiorari in the U.S. Supreme Court which was denied in January 1994. Upon remand to the Wisconsin District Court, plaintiffs filed a motion to amend the complaint to assert a RICO claim; defendants opposed this amendment, and the motion is pending. In addition, defendants have renewed their motions to dismiss. These motions are pending before the Wisconsin District Court.

     On or about March 8, 1993, the Majeski plaintiffs filed an action in the Circuit Court for Milwaukee County, Wisconsin. The allegations, including damages, in this complaint are essentially the same as in their federal court action, described above. Plaintiff's counsel has represented that this state court action will be dismissed.

GLYNWILL INVESTMENT, LTD. V. SHEARSON LEHMAN BROTHERS INC.

     Glynwill Investment, Ltd. ("Glynwill"), a corporation chartered in Curacao, N.A., commenced an action against LBI "as successor in interest to E.F. Hutton & Co., Inc." in May of 1990 in the Supreme Court of the State of New York (the "New York Court"), alleging fraud and breach of contract on the part of E.F. Hutton & Co. Inc. in overcharging Glynwill for foreign exchange transactions executed for Glynwill. The New York Court, on LBI's motion to dismiss, held that the release signed by Glynwill after Glynwill's repayment of approximately one half of the $10 million unsecured debit created in Glynwill's account was not a general release encompassing the claims raised by Glynwill in this action and denied LBI's motion. Discovery is ongoing.

SANFORD F. KAPLAN V. THE E.F. HUTTON GROUP INC., ET AL; CHRISTOPHER J. HARRIS V. THE E.F. HUTTON GROUP INC., ET AL.

     On or about December 30, 1987 and January 11, 1988, the Kaplan and Harris complaints were filed as purported class actions. The complaints in these two actions, brought in New York State Supreme Court (the "State Court") and the United States District Court for the Southern District of New York (the "District Court"), respectively, name as defendants Hutton, LBI and SLBP Acquisition Corp., and purport to be brought on behalf of classes of certain holders of nonvested employee stock options or equity grants awarded under Hutton's Equity Ownership Plan (the "Plan"). Plaintiffs alleged, among other things, that as a result of the execution of the Agreement and Plan of Merger between Hutton, SLBP Acquisition Corp. and LBI and the acquisition by LBI of a majority of the shares of Hutton, their stock options and equity grams vested. They sought compensatory damages, declaratory relief and, in the case of Kaplan, injunctive relief. Classes were certified in each action.

     On December 29, 1993, the District Court issued a final judgment and order approving a settlement and dismissing the Harris action. On January 13, 1993, the State Court issued a final judgment and order approving the settlement and dismissing the Kaplan case.

ACTIONS RELATING TO FIRST CAPITAL HOLDINGS INC.

     FCH Derivative Actions. On or about March 29, 1991, two identical purported shareholder derivative actions were filed, entitled Mentch v. Weingarten, et al. and Isaacs v. Weingarten, et al. The complaints in these two actions, pending in the Superior Court of the State of California, County of Los Angeles, are filed allegedly on behalf of and naming as a nominal defendant FCH. Other defendants include Holdings, two former officers and directors of FCH, Robert Weingarten and Gerry Ginsberg, the four outside directors of FCH, Peter Cohen, Richard DeScherer, William L. Mack and Jerome H. Miller (collectively, the "Outside Directors"), and Michael Milken. The complaints allege generally breaches of fiduciary duty, gross corporate mismanagement and waste of assets in connection with FCH's purchase of non-rated bonds underwritten by

Drexel Burnham Lambert Inc. and seek damages for losses suffered by FCH, punitive damages and attorneys' fees. The actions have been stayed pursuant to the bankruptcy of FCH.

     Concurrent with the bankruptcy filing of FCH and the conservatorship and receivership of its two life insurance subsidiaries, First Capital Life Insurance Company ("First Capital Life") and Fidelity Bankers Life Insurance Company ("Fidelity Bankers Life") (First Capital Life and Fidelity Bankers Life collectively, the "Insurance Subsidiaries"), a number of additional actions were instituted, naming one or more of Holdings, LBI and American Express as defendants (individually or collectively, as the case may be, the "American Express Defendants").

     FCH Shareholder and Agent Actions. Three actions were commenced in the United States District Courts for the Southern District of New York and the Central District of California allegedly as class actions on behalf of the purchasers of FCH securities during certain specified periods, commencing no earlier than May 4, 1988 and ending no later than May 31, 1991 (the "Shareholder Class"). The complaints are captioned Larkin, et al. v. First Capital Holdings Corp., et al., amended on May 15, 1991 to add American Express as a defendant, Zachary v. American Express Company, et al., filed on May 20, 1991, and Morse v. Weingarten, et al., filed on June 13, 1991 (the "Shareholder Class Actions"). The complaints raise claims under the federal securities laws and allege that the defendants concealed adverse material information regarding the finances, financial condition and future prospects of FCH and made material misstatements regarding these matters.

     On July 1, 1991 an action was filed in the United States District Court for the Southern District of Ohio entitled Benndorf v. American Express Company, et al. The action is brought purportedly on behalf of three classes. The first class is similar to the Shareholder Class; the second consists of managing general agents and general agents who marketed various First Capital Life products from April 2, 1990 to the filing of the suit and to whom it is alleged misrepresentations were made concerning FCH (the "Agent Class"); and the third class consists of Agents who purchased common stock of FCH through the First Capital Life Non Qualified Stock Purchase Plan ("FSPP") and who have an interest in the Stock Purchase Account under the FSPP (the "FSPP Class"). The complaint raises claims similar to those asserted in the other Shareholder Class Actions, along with additional claims relating to the FSPP Class and the Agent Class alleging damages in marketing the products. In addition, on August 15, 1991, Kruthoffer v. American Express Company, et al. was filed in the United States District Court for the Eastern District of Kentucky, whose complaint is nearly identical to the Benndorf complaint (collectively the "Agent Class Actions").

     On November 14, 1991, the Judicial Panel on Multidistrict Litigation issued an order transferring and coordinating for all pretrial purposes all related actions concerning the sale of FCH securities, including the Shareholder Class Action and Agent Class Actions, and any future filed "tag-along" actions, to Judge John G. Davies of the United States District Court for the Central District of California (the "California District Court"). The cases are captioned In Re: First Capital Holdings Corporation Financial Products Securities Litigation, MDL Docket No.-901 (the "MDL Action").

     On January 18, 1993, an amended consolidated complaint (the "Third Amended Complaint") was filed on behalf of the Shareholder Class and the Agent Class. The Third Complaint names as defendants the American Express Defendants, Weingarten and his wife, Palomba Weingarten, Ginsberg, Philip A. Fitzpatrick (FCH's Chief Financial Officer), the Outside Directors and former FCH outside directors Jeffrey B. Lane and Robert Druskin (the "Former Outside Directors"), Fred Buck (President of First Capital Life) and Peat Marwick. The complaint raises claims under the federal securities law and the common law of fraud and negligence. On March 10, 1993, the American Express defendants answered the Third Amended Complaint, denying its material allegations.

     On March 11, 1993, the California District Court entered an order granting class certification to the Shareholder Class. The class consists of all persons, except defendants, who purchased FCH common stock, preferred stock and debentures during the period May 4, 1988 to and including May 10, 1991. It also issued an order denying class certification to the Agent Class. The FSPP Class action had been previously dropped by the plaintiffs.

     The American Express Shareholder Action. On or about May 20, 1991, a purported class action was filed on behalf of all shareholders of American Express who purchased American Express common shares during the period beginning August 16, 1990 to and including May 10, 1991. The case is captioned Steiner v. American Express Company, et al. and was commenced in the United States District Court for the Eastern District of New York. The defendants are Holdings, American Express, James D. Robinson, III, Howard L. Clark, Jr., Harvey Golub and Aldo Papone. The complaint alleges generally that the defendants failed to disclose material information in their possession with respect to FCH which artificially inflated the price of the common shares of American Express from August 16, 1990 to and including May 10, 1991 and that such nondisclosure allegedly caused damages to the purported shareholder class. The action has been transferred to California and is now part of the MDL Action. The defendants have answered the complaint, denying its material allegations.

     The Bankruptcy Court Action. In the FCH bankruptcy, pending in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court"), on February 11, 1992, the Official Committee of Creditors Holding Unsecured Claims (the "Creditors' Committee") obtained permission from the Bankruptcy Court to file an action for and on behalf of FCH and the parent corporations of the Insurance Subsidiaries. On March 3, 1992, the Creditors' Committee initiated an adversary proceeding in the Bankruptcy Court, Case No. AD 92-01723, in which they assert claims for breach of fiduciary duty and waste of corporate assets against Holdings; fraudulent transfer against both Holdings and LBI; and breach of contract against LBI. Also named as defendants are the Outside Directors, the Former Outside Directors, Weingarten and Ginsberg. Holdings and LBI have answered this complaint, denying the material allegations. Fact discovery has been completed and the contract claim has been dropped by plaintiffs. No trial date has been set.

     The Virginia Commissioner of Insurance Action. On December 9, 1992, a complaint was filed in federal court in the Eastern District of Virginia by Steven Foster, the Virginia Commissioner of Insurance as Deputy Receiver of Fidelity Bankers Life. The Complaint names Holdings and Weingarten, Ginsberg and Leonard Gubar, a former director of FCH and Fidelity Bankers Life, as defendants. The action was subsequently transferred to California to be part of the MDL Action. The Complaint alleges that Holdings acquiesced in and approved the continued mismanagement of Fidelity Bankers Life and that it participated in directing the investment of Fidelity Bankers Life assets. The complaint asserts claims under the federal securities laws and asserts common law claims including fraud, negligence and breach of fiduciary duty and alleges violations of the Virginia Securities laws by Holdings. It allegedly seeks no less than $220 million in damages to Fidelity Bankers Life and its present and former policyholders and creditors and punitive damages. Holdings has answered the complaint, denying its material allegations.

IN RE COMPUTERVISION CORPORATION SECURITIES LITIGATION

     In connection with public offerings of notes and common stock of Computervision, actions were commenced in federal district court in Massachusetts against Computervision, certain of its executive officers, the directors of Computervision, LBI, Donaldson, Lufkin & Jenrette Securities Corporation, The First Boston Corporation and Hambrecht & Quist Incorporated, Holdings and J.H. Whitney & Co. in the United States District Court for the District of Massachusetts (collectively the "Massachusetts Case"). These actions have been consolidated in a consolidated amended class action complaint which alleges in substance that the registration statement and prospectus used in connection with the offerings contained materially false and misleading statements and material omissions related to Computervision's anticipated operating results for 1992 and 1993. The plaintiffs purport to represent a class of individuals who purchased in the public offering or in the aftermarket. The complaint seeks damages for negligent misrepresentation and under Sections 11, 12 and 15 of the Securities Act.

     In addition, three suits were filed in the United States District Court for the Southern District of New York. The suits raise claims similar to those in the Massachusetts Case against the same defendants. The Judicial Panel on Multidistrict Litigation has ordered these cases consolidated with the Massachusetts Case.

     State Court Action. LBI was named as the sole defendant in a putative class action, Greenwald v. Lehman Brothers Inc., brought in New York State Supreme Court (the "State Court"). The complaint alleges in substance that LBI breached a fiduciary duty owed to its customers in selling them the common stock, senior notes and senior subordinated notes of Computervision during the class period, as defined in the complaint. The State Court dismissed the complaint.

SIMS V. SHEARSON LEHMAN BROTHERS HUTTON INC.

     In March 1990, LBI was sued in the United States District Court for the Northern District of Texas (the "Texas District Court") on behalf of a purported class of all purchasers of limited partnership interests in a limited partnership offering called Kanland Associates. The partnership was sold by EFH in 1982 and raised approximately $20 million. In 1987, the partnership's property was lost in a foreclosure. On May 29, 1992, a second Amended Complaint was filed against LBI alleging claims under Section 10(b) of the Exchange Act, common law fraud, breach of fiduciary duty and RICO relating to disclosures made in connection with the sale of the partnership and alleged breaches of fiduciary duty subsequent to the foreclosure. On August 10, 1992, the Texas District Court issued an order certifying a class of all persons who purchased limited partnership interests in Kanland pursuant to the offering materials distributed by EFH. On November 29, 1993, the Texas District Court signed a final judgment and order approving the class action settlement agreed to by the parties, and dismissed the action with prejudice.

CC&F MEDFORD III INVESTMENT COMPANY V. THE BOSTON COMPANY, INC. AND WELLINGTON-MEDFORD III PROPERTIES, INC.

     In September 1992, Wellington-Medford Properties, Inc. ("W-M III"), then a subsidiary of The Boston Company, Inc. and now a subsidiary of LBI, and The Boston Company, then a subsidiary of LBI, were sued in Superior Court of the Commonwealth of Massachusetts by a limited partner in a partnership (the "Partnership") of which W-M III is the general partner. The Partnership's principal asset is an office building which is leased to The Boston Company. Financing in the amount of $74 million provided to the Partnership by The Sanwa Bank, Ltd. ("Sanwa") is secured by the office building and the lease with The Boston Company. The financing matured in December 1992 and Sanwa has initiated a foreclosure process.

     The complaint alleges that W-M III has breached its obligation to secure successor financing in order to prevent The Boston Company from being required to pay increased rental pursuant to a rental formula in its lease. The complaint seeks damages in an unspecified amount and a declaration regarding The Boston Company's lease obligations and W-M III's obligations to secure successor financing. W-M III and The Boston Company have answered, denying the material allegations of the complaint.

     In April 1993, The Boston Company filed a third-party complaint against Sanwa seeking a declaration as to The Boston Company's obligations pursuant to its lease of the office building. Sanwa answered and asserted claims against The Boston Company and W-M III, including claims for treble damages based on alleged breaches of the construction loan agreement.

     In December 1993, the parties entered into a stay of proceedings for purposes of facilitating negotiations of a possible settlement. Those negotiations are ongoing but have not resulted in agreement. The stay has been extended and now expires on April 15, 1994, with trial scheduled to commence on or after May 16, 1994.

EASTON & CO. V. MUTUAL BENEFIT LIFE INSURANCE CO., ET AL.; EASTON & CO. V. LEHMAN BROTHERS INC.

     LBI has been named as a defendant in two consolidated class action complaints pending in the United States District Court for the District of New Jersey (the "N.J. District Court"). Easton & Co. v. Mutual Benefit Life Insurance Co., et al. ("Easton I"), and Easton & Co. v. Lehman Brothers Inc. ("Easton II"). The plaintiff in both of these actions is Easton & Co., which is a broker-dealer located in Fort Lee, New Jersey. Both of these actions allege federal securities law claims and pendent common law claims in connection with the sale of certain municipal bonds as to which Mutual Benefit Life Insurance Company ("MBLI") has guaranteed the payment of principal and interest. MBLI is an insurance company which was placed in rehabilitation proceedings under the supervision of the New Jersey Insurance Department on or about July 16,

1991. In the Matter of the Rehabilitation of Mutual Benefit Life Insurance Company, (Sup. Ct. N.J. Mercer County.)

     Easton I was commenced on or about September 17, 1991. In addition to LBI, the defendants named in this complaint are MBLI, Henry E. Kates (MBLI's former Chief Executive Officer) and Ernst & Young (MBLI's accountants). The litigation is purportedly brought on behalf of a class consisting of all persons and entities who purchased DeKalb, Georgia Housing Authority Multi-Family Housing Revenue Refunding Bonds (North Hill Ltd. Project), Series 1991, due November 30, 1994 (the "DeKalb Bonds") during the period from May 3, 1991 (when the DeKalb bonds were issued) through July 16, 1991. LBI acted as underwriter for this bond issue, which was in the aggregate principal amount of $18.7 million. The complaint alleges that LBI violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and seeks damages in an unspecified amount or rescission. The complaint also alleges a common law negligent misrepresentation claim against LBI and the other defendants.

     Easton II was commenced on or about May 18, 1992, and names LBI as the only defendant. Plaintiff purports to bring this second lawsuit on behalf of a class composed of all persons who purchased "MBLI-backed Bonds" from LBI during the period April 19, 1991 through July 16, 1991. The complaint alleges that LBI violated Section 10(b) and Rule 10b-5, and seeks monetary damages in an unspecified amount, or rescission pursuant to Section 29(b) of the Exchange Act. The complaint also contains a common law claim of alleged breach of duty and negligence.

     On or about February 9, 1993, the New Jersey District Court granted plaintiffs' motion for class certification in Easton I. The parties have agreed to certification of a class in Easton II for purchases of certain fixed-rate MBLI-backed bonds during the class period.

MAXWELL RELATED LITIGATION

     Certain of Holdings' subsidiaries are defendants in several lawsuits arising out of transactions entered into with the late Robert Maxwell or entities controlled by Maxwell interests. These actions are described below.

     Berlitz International Inc. v. Macmillan Inc. et al. This interpleader action was commenced in Supreme Court, New York County (the "Court") on or about January 2, 1992, by Berlitz International Inc. ("Berlitz") against Macmillan Inc. ("Macmillan"), Lehman Brothers Holdings PLC ("PLC"), Lehman Brothers International Limited (now known as Lehman Brothers International (Europe), "LBIE") and seven other named defendants. The interpleader complaint seeks a declaration of the rightful ownership of approximately 10.6 million shares of Berlitz common stock, including 1.9 million shares then registered in PLC's name, alleging that Macmillan claimed to be the beneficial owner of all 10.6 million shares, while the defendants did or might claim ownership to some or all of the shares. As a result of its bankruptcy filing, Macmillan sought to remove this case to the Bankruptcy Court for the Southern District of New York. LBIE and PLC have moved to remand the case back to the Court.

     MGN Pension Trustees Limited v. Invesco MIM Management Limited, Capel-Cure Myers Capital Management Limited and Lehman Brothers International
Limited. This action was commenced by issuance of a writ in the High Court of Justice, London, England on or about June 5, 1992. It was alleged that LBIE knew or should have known that certain securities received by it as collateral on a stock loan account held by Bishopsgate Investment Management were in fact beneficially owned by the Mirror Group Pension Scheme ("MGPS") or by MGN Pension Trustees Limited (the trustee of MGPS). On this basis, the plaintiff sought a declaration that LBIE holds or held a portfolio of securities in constructive trust for plaintiff. According to the writ, LBIE sold certain of these securities for L32,024,918, and that LBIE still holds certain of these securities, allegedly worth approximately L1,604,240. The plaintiff sought return of the securities still held and the value of the securities liquidated in connection with the stock loan account. On January 31, 1994, the Company, along with the other defendants, settled the case.

     Macmillan, Inc. v. Bishopsgate Investment Trust, Shearson Lehman Brothers Holdings PLC et al. This action was commenced by issuance of a writ in the High Court of Justice in London, England on or about December 9, 1991. In this action, Macmillan sought a declaration that it is the legal and beneficial owner of approximately 10.6 million shares of Berlitz International Inc. common stock, including 1.9 million shares then registered. (The same shares that are at issue in the Berlitz case in New York discussed above.) After a trial, on December 10, 1993, the High Court of Justice handed down a judgment finding for the Company on all aspects of its defense and dismissing Macmillan's claims.

     Bishopsgate Investment Management Limited (in liquidation) v. Lehman Brothers International (Europe) and Lehman Brothers Holdings PLC. In August 1993, Bishopsgate Investment Management Limited ("BIM") served a Writ and Statement of Claim against Lehman Brothers International (Europe) ("LBIE") and PLC. The Statement of Claim alleges that LBIE and PLC knew or should have known that certain securities received by them, either for sale or as collateral in connection with BIM's stock loan activities, were in fact, beneficially owned by various pension funds associated with the Maxwell Group entities. BIM seeks recovery of any securities still held by LBIE and PLC or recovery of any proceeds from securities sold by them. The total value of the securities is alleged to be L100 million. BIM also commenced certain proceedings for summary disposition of its claims relating to certain of the securities with a value of approximately L30 million. On January 11, 1994, the parties agreed to a settlement of that portion of the claim relating to BIM's request for summary disposition with respect to certain securities. Under this agreement, two securities holdings were delivered to BIM. The Company continues to defend the balance of BIM's claim for recovery of other assets alleged to be worth approximately L70 million. The case is scheduled for trial in April 1995.

MELLON BANK CORPORATION V. LEHMAN BROTHERS INC., ET AL.

     In September 1993, Mellon Bank filed a complaint in the U.S. District Court for the Western District of Pennsylvania against LBI and American Express. The complaint alleges that LBI, through the conduct of Smith Barney and Primerica, breached certain covenants contained in the Mellon Agreement. The covenants, which relate to the provision of custodial and administrative services to certain mutual funds, were assumed by Smith Barney in connection with the Primerica Transaction. In a separate action, Smith Barney and Primerica were also sued by Mellon Bank in connection therewith. By order dated January 26, 1994, the action against LBI and American Express was dismissed.

WARREN D. CHISUM, ET AL. V. LEHMAN BROTHERS INC. ET AL.

     On February 28, 1994 a purported class action was filed in the United States District Court for the Northern District of Texas. The complaint names LBI and two former E. F. Hutton & Company Inc. employees as defendants. The complaint alleges that defendants violated Section 10b of the Exchange Act and RICO, breached their fiduciary duties and the limited partners' contract and committed fraud in connection with the origination, sale and operation of four EFH net lease real estate limited partnerships. Plaintiffs seek: (i) to certify a class of all persons who purchased limited partnership interests in the four partnerships at issue, (ii) damages in excess of $140 million plus interest or rescission, (iii) punitive damages and (iv) accounting and attorneys' fees. The Company believes it has several meritorious defenses and intends to vigorously defend this case.

OTHER MATTERS

     In connection with the regulatory attention focused on the U.S. treasury market, LGSI received from the Commission and the U.S. Department of Justice, Antitrust Division, subpoenas and letters requesting information and testimony in connection with a review of the activities of various participants in the government securities market. LGSI has responded to the subpoenas and letters. The Company continues to cooperate and supply documents and testimony requested. As of the date hereof, the Company does not believe that the investigations will have a material adverse effect on the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Pursuant to General Instruction J of Form 10-K, the information required by
Item 4 is omitted.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All of the outstanding common stock of the Company is owned by Holdings. American Express owns 100 percent of the common stock of Holdings, representing approximately 93% of the issued and outstanding voting stock of Holdings.

ITEM 6.   SELECTED FINANCIAL DATA

     Pursuant to General Instruction J of Form 10-K, the information required by
Item 6 is omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Pursuant to General Instruction J of Form 10-K, the information required by
Item 7 is omitted.

     Set forth on the following pages is Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1993.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

BUSINESS ENVIRONMENT

     The Company's principal business activities, investment banking and securities trading and sales are, by their nature, subject to volatility, primarily due to changes in interest and foreign exchange rates, global economic and political trends and industry competition. As a result, revenues and earnings may vary significantly from quarter to quarter and from year to year. In 1993, the Company's operating results were achieved in an environment of declining interest rates in the United States, mixed economic trends around the world and continued globalization of the capital markets.

     The general decline in interest rates in the United States, which began in 1990, continued in 1993 with interest rates declining to their lowest levels in more than 10 years. Investors, seeking higher returns, reduced their holdings of short-term fixed income securities in favor of longer term debt and equity securities in U.S. and non-U.S. markets. Corporate issuers took advantage of this environment and the pools of capital available for investment to restructure their balance sheets through the issuance of equity, repayment of debt and refinancing of debt at lower interest rates. These factors resulted in record levels of debt and equity issuances in 1993.

RESULTS OF OPERATIONS

     During 1993, the Company completed the sales of three businesses: The Boston Company on May 21; Shearson on July 31; and SLHMC on August 31. In the Company's audited historical consolidated financial statements, the operating results of The Boston Company are accounted for as a discontinued operation while the operating results of Shearson and SLHMC are included in the Company's results from continuing operations through their respective sale dates.

     Because of the significant sale transactions completed during 1993, the Company's historical financial statements are not fully comparable for all years presented. To facilitate an understanding of the Company's results, the following discussion is segregated into three sections and provides financial tables that serve as the basis for the review of results. These sections are as follows:

     - Historical Results: the results of the Company's ongoing businesses; the results of Shearson and SLHMC through their respective sale dates; the loss on the sale of Shearson; the reserves for non-core businesses; the results of The Boston Company (accounted for as a discontinued operation); and the cumulative effect of changes in accounting principles.

     - The Lehman Businesses: the results of the ongoing businesses of the Company.

     - The Businesses Sold: the results of Shearson and SLHMC; the loss on the sale of Shearson; and the reserves for non-core businesses related to the sale of SLHMC.

HISTORICAL RESULTS (CONTINUING, SOLD AND DISCONTINUED BUSINESSES)

                                                                 YEAR ENDED DECEMBER 31,
                                                               ----------------------------
                                                                1993       1992       1991
                                                               ------     ------     ------
                                                                      (in millions)
    Net revenues.............................................  $4,346     $4,947     $4,457
    Total non-interest expenses..............................   4,492      4,628      4,174
                                                               ------     ------     ------
    Income (loss) from continuing operations before taxes....    (146)       319        283
    Provision for income taxes...............................     234        147         65
                                                               ------     ------     ------
    Income (loss) from continuing operations.................    (380)       172        218
    Income from discontinued operations, net of taxes........     189         77         10
                                                               ------     ------     ------
    Income (loss) before cumulative effect of changes in
      accounting principles..................................    (191)       249        228
    Cumulative effect of changes in accounting principles....                 (8)
    Preferred dividend of subsidiary.........................      68         68         68
                                                               ------     ------     ------
    Net income (loss)........................................  $ (259)    $  173     $  160
                                                               ------     ------     ------
                                                               ------     ------     ------

HISTORICAL RESULTS (CONTINUING, SOLD AND DISCONTINUED BUSINESSES)
FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

     Net revenues decreased 12% to $4,346 million in 1993 from $4,947 million in 1992 due to the sale of Shearson and SLHMC, offset in part by a 13% increase in net revenues of the Lehman Businesses. Net revenues of $4,947 million in 1992 increased 11% over 1991 net revenues of $4,457 million with net revenues of the Lehman Businesses and the Businesses Sold increasing by 12% and 10%, respectively.

     Non-interest expenses decreased 3% to $4,492 million in 1993 from $4,628 million in 1992 due to the sale of Shearson and SLHMC. Non-interest expenses of $4,628 million in 1992 increased 11% over 1991 non-interest expenses of $4,174 million due primarily to a 13% increase in compensation and benefits expense, (including a 15% increase in compensation and benefits expenses related to the Businesses Sold) and higher levels of provisions for legal settlements and bad debts.

     The Company reported a net loss of $259 million for the year ended December 31, 1993, compared to net income of $173 million in 1992 and net income of $160 million in 1991. Included in the 1993 net loss of $259 million was an after-tax loss on the sale of Shearson of $630 million ($535 million pre-tax) and an after-tax charge of $92 million ($141 million pre-tax) related to certain non-core businesses, including a $79 million ($120 million pre-tax) charge related to the sale of SLHMC and a $13 million ($21 million pre-tax) charge related to certain partnership syndication activities in which the Company is no longer actively engaged. The 1993 net loss also included income from discontinued operations of The Boston Company of $189 million, which included an after-tax gain of $165 million on the sale and after-tax operating earnings of $24 million. The 1992 net income of $173 million included a $22 million ($33 million pre-tax) write-down in the carrying value of certain real estate investments, income from discontinued operations of $77 million and a charge of $8 million related to the cumulative effect of the changes in accounting for non-pension postretirement benefits and income taxes. Net income of $160 million in 1991 included income from discontinued operations of $10 million and a $71 million tax benefit on previously reported losses for which no financial statement benefit had been permitted.

     Included in the table below are the specific revenue and expense categories comprising the historical results as segregated between the Lehman Businesses and the Businesses Sold. The historical amounts for the Lehman Businesses do not include pro forma adjustments for the effects of the Distribution.

                                                              YEARS ENDED DECEMBER 31,
                   --------------------------------------------------------------------------------------------------------------
                                  1993                                  1992                                  1991
                   ----------------------------------    ----------------------------------    ----------------------------------
                     LEHMAN    BUSINESSES                  LEHMAN    BUSINESSES                  LEHMAN    BUSINESSES
  (IN MILLIONS)    BUSINESSES     SOLD     HISTORICAL    BUSINESSES     SOLD     HISTORICAL    BUSINESSES     SOLD     HISTORICAL
                   ----------  ----------  ----------    ----------  ----------  ----------    ----------  ----------  ----------
Revenues:
Market making and
  principal
  transactions....   $1,053      $  323                    $  934      $  575                    $  846      $  550
Investment
  banking.........      624         170                       502         218                       354         206
Commissions.......      437         828                       410       1,231                       458       1,154
Interest and
  dividends.......    4,868         161                     4,717         257                     4,283         330
Other.............       55         412                        57         619                        53         522
                   ----------  ----------                ----------  ----------                ----------  ----------
  Total
    revenues......    7,037       1,894                     6,620       2,900                     5,994       2,762
Interest
  expense.........    4,442         143                     4,316         257                     3,943         356
                   ----------  ----------                ----------  ----------                ----------  ----------
  Net revenues....    2,595       1,751      $4,346         2,304       2,643      $4,947         2,051       2,406      $4,457
                   ----------  ----------  ----------    ----------  ----------  ----------    ----------  ----------  ----------
Non-interest
  expenses:
  Compensation and
    benefits......    1,400       1,164                     1,223       1,759                     1,114       1,529
  Other
    expenses......      782         470                       869         777                       719         812
  Loss on sale of
    Shearson......                  535
  Reserves and
    other
    charges.......       21         120
                   ----------  ----------                ----------  ----------                ----------  ----------
    Total
      non-interest
      expenses....    2,203       2,289       4,492         2,092       2,536       4,628         1,833       2,341       4,174
                   ----------  ----------  ----------    ----------  ----------  ----------    ----------  ----------  ----------
Income (loss) from
  continuing
  operations
  before taxes and
  cumulative
  effect of
  changes in
  accounting
  principles......      392        (538)       (146)          212         107         319           218          65         283
Provision for
  (benefit from)
  income taxes....      126         108         234            92          55         147            28          37          65
                   ----------  ----------  ----------    ----------  ----------  ----------    ----------  ----------  ----------
Income (loss) from
  continuing
  operations
  before
  cumulative
  effect of
  changes in
  accounting
  principles......   $  266      $ (646)     $ (380)       $  120      $   52      $  172        $  190      $   28      $  218
                   ----------  ----------  ----------    ----------  ----------  ----------    ----------  ----------  ----------
                   ----------  ----------  ----------    ----------  ----------  ----------    ----------  ----------  ----------

THE LEHMAN BUSINESSES
FOR THE YEARS ENDED DECEMBER 31, 1993 AND 1992

     Summary. For the Lehman Businesses, income from continuing operations increased 122% to $266 million in 1993 from $120 million in 1992. The 1993 results consisted of $279 million of income from the continuing businesses decreased by a $14 million reserve ($21 million pre-tax) for certain non-core partnership syndication activities in which the Company is no longer actively engaged. The 1992 results include a $22 million after-tax ($33 million pre-tax) write-down in the carrying value of certain real estate investments.

     Net Revenues. Net revenues increased 13% to $2,595 million in 1993 from $2,304 million in 1992. Revenues related to market making and principal transactions and investment banking were the primary sources of the increase.

     Market Making and Principal Transactions. Market making and principal transactions include the results of the Company's market making and trading related to customer activities, as well as proprietary trading for the Company's own account. Revenues from these activities encompass net realized and mark-to-market gains and (losses) on securities and other financial instruments owned as well as securities and other financial instruments sold but not yet purchased. The Company utilizes various hedging strategies as it deems appropriate to minimize its exposure to significant movements in interest and foreign exchange rates and the equity markets. Market making and principal transactions revenues increased 13% to $1,053 million in 1993 from $934 million in 1992, reflecting greater activity and strong customer order flow across all business lines. The following discussion provides an analysis of the Company's market making and principal transactions revenues based upon the various product groups which generated these revenues.

     Market Making & Principal Transactions Revenues (in millions):

                                                             YEAR ENDED DECEMBER 31,
                                                           ----------------------------
                                                            1993       1992       1991
                                                           ------     ------     ------
        Fixed income...................................    $  462     $  580     $  427
        Equity.........................................       288        225        318
        Derivative products............................       222         71         40
        Foreign exchange and commodities...............        81         58         61
                                                           ------     ------     ------
                                                           $1,053     $  934     $  846
                                                           ------     ------     ------
                                                           ------     ------     ------

     Fixed income revenues decreased 20% to $462 million in 1993 from $580 million in 1992. This decrease was due principally to decreased revenues from mortgage-related securities and money market instruments.

     Equity revenues include net gains on market making and trading in listed and over-the-counter equity securities. Equity revenues increased 28% to $288 million from $225 million in 1992, primarily as a result of higher revenues from the Company's proprietary trading activities.

     Derivative products revenues include net revenues primarily from the trading and market making activities of the Company's fixed income derivative products group. These products include interest rate and currency swaps, caps, collars, floors and similar instruments. Derivative products revenues increased 213% to $222 million in 1993 from $71 million in 1992. The increased revenues were primarily a result of increased Company activity in these markets and increased usage of these products by the Company's clients and customers. At December 31, 1993, the notional value of the Company's fixed income derivatives contracts increased to over $270 billion from approximately $110 billion at December 31, 1992. Notional amounts do not represent a quantification of the market or credit risk of the positions; rather, notional amounts represent the amounts used to calculate contractual cash flows to be exchanged and are generally not actually paid or received. During 1994, the Company will commence derivative trading and market making activities through Lehman Brothers Financial Products Inc., a separately capitalized triple-A rated derivatives subsidiary. This subsidiary is expected to increase the Company's customer base and the volume of activity in its fixed income derivatives business and capture additional underwriting business.

     Foreign exchange and commodities revenues include revenues derived from market making and trading in spot and forward foreign currency contracts, foreign currency futures contracts and other commodity futures contracts. Revenues from these sources increased 40% to $81 million in 1993 from $58 million in 1992. Included in these results were foreign exchange revenues of $70 million and $56 million for 1993 and 1992, respectively, reflecting an increase of 25%. This increase was due primarily to increased customer-related and proprietary trading activities throughout 1993. Revenues from commodity trading activities increased to $11 million in 1993 from approximately $2 million in 1992, due primarily to increased customer-related trading activities throughout 1993. Foreign exchange contracts outstanding, including forward commitments to purchase and forward commitments to sell, at December 31, 1993 and 1992 were $234 billion and $97 billion, respectively.

     Investment Banking. Investment banking revenues increased 24% to $624 million in 1993 from $502 million in 1992. The 1993 results were driven primarily by a 39% increase in underwriting revenues to $477 million in 1993 from $343 million in 1992. Underwriting revenues increased as a result of significantly higher underwriting volumes in both equity and fixed income products, with the increase in equity underwriting the primary component.

     Commissions. Commission revenues increased 7% to $437 million in 1993 from $410 million in 1992, primarily as a result of higher volumes of customer trading of securities and commodities on exchanges. Commission revenues are generated from the Company's agency activities on behalf of corporations, institutions and high net worth individuals.

     Interest and Dividends. Interest and dividend revenues increased 3% to $4,868 million in 1993 from $4,717 million in 1992. Net interest and dividend income increased 6% to $426 million in 1993 from $401 million in 1992. Net interest and dividend revenue amounts are closely related to the Company's trading activities. A significant portion of net interest revenue is due to trading decisions and strategies, the results of which are reflected in market making and principal transactions. The Company evaluates these strategies on a total return basis. Therefore, changes in net interest revenue from period to period should not be viewed in isolation but should be viewed in conjunction with revenues from market making and principal transactions.

     Other Revenues. Other revenues decreased 4% to $55 million in 1993 from $57 million in 1992. Asset management and related advisory fees increased 15% to $23 million in 1993 from $20 million in 1992, offset by a decrease in certain other revenue sources.

     Non-interest Expense. Compensation and benefits expense increased 14% to $1,400 million in 1993 from $1,223 million in 1992, reflecting higher compensation due to increases in revenues and profitability. However, compensation and benefits expense as a percentage of net revenues increased only moderately to 54.0% in 1993 from 53.1% in 1992.

     Excluding compensation and benefits expense, non-interest expenses decreased 8% to $803 million in 1993 from $869 million in 1992. Included in the 1993 amount was a charge of $21 million ($14 million after-tax) related to certain non-core partnership syndication activities in which the Company is no longer actively engaged. The 1992 results included a $33 million write down ($22 million after-tax) in the carrying value of certain real estate investments. Excluding these charges, as well as compensation and benefits, non-interest expenses declined 6% to $782 million in 1993 from $836 million in 1992. This decrease was due primarily to lower levels of provisions for legal settlements and bad debts and reduced operating expenses.

     Cost Reduction Effort. In August 1993, the Company announced an expense reduction program with the objective of reducing costs by $170 million on an annualized basis by the end of the first quarter of 1994. The Company's expense structure for the first half of 1993, adjusted for changes in the volume and mix of revenues as well as for additional costs due to external factors such as inflation or new legislation, is the basis against which these goals are being measured. As of March 31, 1994, the Company had taken the following actions which it believes will result in $170 million of cost reductions on an annualized basis: (i) reduced certain purchased costs by lowering the volume of goods and services purchased, renegotiating rates with vendors and strengthening internal compliance with established policies and procedures; (ii) consolidated certain administrative and support functions; (iii) strengthened compliance and control functions; and (iv) completed its annual review of personnel, the objective of which is to upgrade personnel and eliminate positions to improve the Company's overall productivity.

     During the first quarter of 1994, the Company completed a review of personnel needs, which will result in the termination of certain personnel. The Company anticipates that it will record a severance charge of approximately $25 million pre-tax in the first quarter of 1994 as a result of these terminations.

     In addition to these actions, the Company has identified a variety of actions that are expected to reduce expenses further, such as (i) additional reductions in certain purchased expenses and (ii) the relocation in the summer of 1994 of certain administrative, operations and other support personnel to newly leased facilities in New Jersey. See "Properties."

Distribution of Holdings Common Stock

     On January 24, 1994, American Express announced the Distribution. Prior to the Distribution, which is subject to certain conditions, an additional equity investment of approximately $1.25 billion will be made in Holdings, most significantly by American Express. Holdings currently expects to file the Registration Statement with the Commission with respect to the Distribution during the second quarter of 1994.

THE LEHMAN BUSINESSES
FOR THE YEARS ENDED DECEMBER 31, 1992 AND 1991

     Summary. For the Lehman Businesses, income from continuing operations decreased 37% to $120 million in 1992 from $190 million in 1991, primarily as a result of a higher effective tax rate in 1992 as compared to 1991, due to the recognition in 1991 of $71 million of tax benefits under Statement of Financial Accounting Standards ("SFAS") No. 96. The 1992 results reflect higher revenues in virtually all of the Company's major revenue categories and improved net interest margins resulting in a 12% increase in net revenues. Also contributing to the 1992 results was a 14% increase in non-interest expense primarily due to a 10% increase in compensation and benefits expense in line with the improved net revenues and a $22 million after-tax ($33 million pre-tax) write-down in the carrying value of certain real estate investments.

     Net Revenues. Net revenues increased 12% to $2,304 million in 1992 from $2,051 million in 1991. Investment banking revenues were the primary source of the improvement, increasing 42% to $502 million in 1992 from $354 million in 1991.

     Market Making and Principal Transactions. Market making and principal transactions include the results of the Company's market making and trading related to customer activities and proprietary trading for the Company's own account. Revenues from these activities encompass net realized and mark-to-market gains and (losses) on securities and other financial instruments owned as well as securities and other financial instruments sold but not yet purchased. The Company uses various hedging strategies to minimize its exposure to significant movements in interest and foreign exchange rates and the equity markets as it deems appropriate. Market making and principal transactions revenues increased 10% in 1992 to $934 million from $846 million in 1991. The following discussion provides an analysis of the Company's market making and principal transactions revenues based upon the various product groups which generated these revenues.

     Revenues from fixed income products increased 36% to $580 million in 1992 from $427 million in 1991, with mortgage-related securities and money market instruments contributing most of the increase.

     Equity revenues include net gains on market making and trading in listed and over-the-counter equity securities. Equity revenues decreased 29% to $225 million in 1992 from $318 million in 1991, primarily as a result of lower revenues from the Company's proprietary trading activities.

     Derivative products revenues include net revenues primarily from the trading and market making activities of the Company's fixed income derivatives group. These products include interest rate and currency swaps, caps, collars, floors and similar instruments. Derivative products revenues increased 78% to $71 million in 1992 from $40 million in 1991, primarily as a result of increased Company activity in these markets and increased usage of these products by the Company's clients and customers. At December 31, 1992, the notional value of the Company's fixed income derivatives contracts increased to approximately $110 billion from approximately $45 billion at December 31, 1991.

     Foreign exchange and commodities revenues include revenues derived from market making and trading in spot and forward foreign currency contracts, foreign currency futures contracts and other commodity futures contracts. Revenues from these sources decreased 5% to $58 million in 1992 from $61 million in 1991. Foreign exchange revenues increased 19% to $56 million in 1992 from $47 million in 1991, primarily due to an expansion of the Company's proprietary trading activities during 1992. Commodity trading revenues decreased to approximately $2 million in 1992 from approximately $14 million in 1991. Foreign exchange contracts outstanding, including forward commitments to purchase and forward commitments to sell, at December 31, 1992 and 1991 were $97 billion and $53 billion, respectively.

     Investment Banking. Investment banking revenues increased 42% to $502 million in 1992 from $354 million in 1991. This increase was due to a 61% increase in underwriting revenues to $343 million in 1992 from $213 million in 1991.

     Commissions. Commission revenues decreased 10% to $410 million in 1992 from $458 million in 1991. This decrease was due primarily to the strategic deemphasis of the Company's institutional futures sales activities in 1992. Commission revenues are generated from the Company's agency activities on behalf of corporations, institutions and high net worth individuals.

     Interest and Dividends. Interest and dividend revenues increased 10% to $4,717 million in 1992 from $4,283 million in 1991. Net interest and dividend income increased 18% to $401 million in 1992 from $340 million in 1991. Net interest and dividend revenue amounts are closely related to the Company's trading activities. A significant portion of net interest revenue results from trading decisions and strategies, the results of which are reflected in market making and principal transactions. The Company evaluates these strategies on a total return basis. Therefore, changes in net interest revenue from period to period should not be viewed in isolation but should be viewed in conjunction with revenues from market making and principal transactions.

     Other Revenues. Other revenues increased 8% to $57 million in 1992 from $53 million in 1991. The growth in asset management fees was the primary source of this increase. Asset management and related advisory fees increased 33% to $20 million in 1992 from $15 million in 1991.

     Non-interest Expense. Compensation and benefits expense increased 10% to $1,223 million in 1992 from $1,114 million in 1991. Compensation and benefits expense as a percent of net revenues decreased to 53.1% in 1992 from 54.3% in 1991, due to improvements in productivity.

     Excluding compensation and benefits, non-interest expenses increased 21% to $869 million in 1992 from $719 million in 1991. As previously discussed, 1992 results included a $33 million write-down in the carrying value of certain real estate investments. Excluding this charge, as well as compensation and benefits expense, other non-interest expenses increased 16% to $836 million in 1992 from $719 million in 1991. The increase in expenses was due primarily to higher provisions for legal settlements and bad debts as well as increased operating expenses related to the Company's investments in the expansion of its foreign exchange and derivatives businesses.

THE LEHMAN BUSINESSES
INCOME TAXES -- FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

     In 1993, the Lehman Businesses had an income tax provision of $126 million which consisted of a provision of $133 million for continuing businesses and a tax benefit of $7 million related to non-core business reserves. The effective tax rate for the continuing businesses was 32%, which is less than the statutory U.S. federal income tax rate principally due to benefits attributable to income subject to preferential tax treatment partially offset by state and local income taxes. During the third quarter of 1993, the statutory U.S. federal income tax rate was increased to 35% from 34%, effective January 1, 1993. The Company's 1993 tax provision includes a one-time benefit of approximately $8 million from the impact of the federal rate change on the Company's net deferred tax assets. The Company's effective tax rate for continuing businesses is expected to increase slightly in 1994, subject to changes in the level and geographic mix of the Company's profits.

     The Company had a net deferred tax liability of $36 million in 1992 as compared to a net deferred tax asset of $148 million in 1991. The elimination of the net deferred tax asset was primarily related to the utilization of net operating loss carryforwards ("NOLs") which resulted in cash savings to the Company.

     In addition, the Company had, as of December 31, 1993, approximately $145 million of tax NOLs available to offset future taxable income, the benefits of which have not yet been reflected in the financial statements. Although the benefit related to these NOLs does not currently meet the recognition criteria of SFAS No. 109, strategies are being implemented to increase the likelihood of realization. It is anticipated that approximately $15 million of these NOLs will be transferred to American Express in connection with the Distribution.

     In 1992, the Lehman Businesses had an income tax provision of $92 million which consisted of a provision of $103 million from continuing businesses and a tax benefit of $11 million related to the $33 million write-down in certain real estate investments previously discussed. Excluding this tax benefit, the effective tax rate for the continuing businesses was 42%, which was higher than the statutory U.S. federal income tax rate primarily due to state and local taxes.

     Effective January 1, 1992, the Company adopted SFAS No. 109, "Accounting for Income Taxes." Previously, the Company accounted for income taxes in accordance with SFAS No. 96. As a result of the adoption, the Company recorded a $68 million increase in consolidated net income from the cumulative effect of this change in accounting principles, $64 million of which related to discontinued operations. In addition, the Company reduced goodwill by $258 million related to the recognition of deferred tax benefits attributable to the Company's 1988 acquisition of The E. F. Hutton Group Inc. The Company established a deferred tax asset of $326 million in the first quarter of 1992 related to tax benefits previously unrecorded under SFAS No. 96.

     The 1991 tax provision of $28 million includes $71 million for the recognition of benefits on previously reported losses for which no financial statement benefit had been permitted. Excluding the recognition of these benefits, the 1991 effective tax rate was 46%, which was higher than the statutory U.S. federal income tax rate due primarily to state and local income taxes and the non-deductibility of goodwill amortization.

THE BUSINESSES SOLD
FOR THE YEARS ENDED DECEMBER 31, 1993 AND 1992

     This discussion is provided to analyze the operating results of the Businesses Sold. For purposes of this discussion, the amounts described as the Businesses Sold include the results of operations of Shearson and SLHMC, the loss on sale of Shearson and the reserve for non-core businesses related to the sale of SLHMC. All 1993 amounts for the Businesses Sold include results through their dates of sale and therefore reported results for 1993 are not fully comparable with prior years' results.

     Net revenues related to the Businesses Sold were $1,751 million in 1993 and $2,643 in 1992. Excluding the loss on the sale of Shearson and the reserve for non-core businesses related to SLHMC, non-interest expenses of the Businesses Sold were $1,634 million in 1993 and $2,536 million in 1992. Compensation and benefits expense were $1,164 million in 1993 and $1,759 million in 1992.

     The Businesses Sold recorded a net loss of $646 million in 1993 compared to net income of $52 million in 1992. The 1993 results include a loss on sale of Shearson of $630 million and a $79 million charge recorded in the first quarter as a reserve for non-core businesses in anticipation of the sale of SLHMC. The loss on the sale of Shearson included a reduction in goodwill of $750 million and transaction-related costs such as relocation, systems and operations modifications and severance. Excluding the $630 million after-tax loss on sale, Shearson's net income was $63 million in 1993 compared to $55 million in 1992. Excluding the $79 million after-tax charge discussed above, SLHMC operations were break-even in 1993 compared to a net loss of $3 million in 1992.

THE BUSINESSES SOLD
FOR THE YEARS ENDED DECEMBER 31, 1992 AND 1991

     Net revenues related to the Businesses Sold increased 10% to $2,643 million in 1992 from $2,406 million in 1991, due primarily to increases in other revenues and commissions. The growth in other revenues was due to increases in investment advisory and custodial fees, reflecting growth in the Company's managed asset products. An increase in the volume of customer directed trading activity was the primary source of the increased level of commission revenues. Non-interest expenses of the Businesses Sold increased 8% to $2,536 million in 1992 from $2,341 million in 1991. Compensation and benefits increased 15% to $1,759 million in 1992 from $1,529 million in 1991, reflecting higher compensation due to increased revenues.

     Net income for the Businesses Sold increased 86% to $52 million in 1992 from $28 million in 1991. Shearson net income was $55 million in 1992 and $29 million in 1991.

THE BUSINESSES SOLD
INCOME TAXES -- FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

     The 1993 tax provision of $108 million for Businesses Sold included (i) expenses of $54 million related to the operating results of Shearson; (ii) an expense of $95 million from the sale of Shearson and (iii) a tax benefit of $41 million related to the $120 million reserve for non-core businesses recorded in anticipation of the sale of SLHMC. The provision related to the sale of Shearson primarily resulted from the write-off of $750 million of goodwill which was not deductible for tax purposes. For 1992 and 1991 the tax expense related principally to the Shearson operations. The effective tax rate for the Businesses Sold was 51% in 1992 and 57% in 1991, with the excess over the statutory U.S. federal income tax rate primarily resulting from state and local taxes and the non-deductibility of goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1993, total assets were $57.8 billion, compared to $74.0 billion at December 31, 1992. The composition of the Company's assets changed significantly during 1993 due to the sales of The Boston Company, Shearson and SLHMC. The Company's asset base now consists primarily of cash and cash equivalents, and assets which can be sold within one year, including securities and other financial instruments owned, collateralized short-term agreements and receivables. At December 31, 1993, these assets comprised approximately 97% of the Company's balance sheet. Long-term assets consist primarily of other receivables, property, equipment and leasehold improvements, deferred expenses and other assets, and excess of cost over fair value of net assets acquired.

     Daily Funding Activities. The Company finances its short-term assets primarily on a secured basis through the use of securities sold under agreements to repurchase, securities and other financial instruments sold but not yet purchased, advances from Holdings and other affiliates, securities loaned and other collateralized liability structures. Repurchase agreements and other types of collateralized borrowings historically have been a more stable financing source under all market conditions. Because of their secured nature, these collateralized financing sources are less credit sensitive and also provide the Company access to lower cost funding.

     The Company uses short-term unsecured borrowing sources to fund short-term assets not financed on a secured basis. The Company's primary sources of short-term, unsecured general purpose funding include commercial paper and short-term debt, including master notes and bank borrowings under uncommitted lines of credit. Commercial paper and short-term debt outstanding totalled $2.6 billion at December 31, 1993, compared to $6.6 billion at December 31, 1992. Of these amounts, commercial paper outstanding totalled $0.4 billion at December 31, 1993, with an average maturity of 14 days, compared to $3.2 billion at December 31, 1992, with an average maturity of 11 days. The 1993 year-end balances reflected the repayment of commercial paper and short-term debt obligations with the proceeds from the sales of The Boston Company, Shearson and SLHMC.

     To reduce liquidity risk, the Company carefully manages its commercial paper and master note maturities to avoid large refinancings on any given day. In addition, the Company limits its exposure to any single commercial paper investor to avoid concentration risk. LBI's access to short-term and long-term debt financing is highly dependent on its debt ratings. LBI's current long-term senior subordinated/short-term debt ratings are as follows: S&P A/A-1; Moody's A3/P-1 and IBCA -- /A1. As of the Distribution Date, LBI expects to receive a long-term senior debt rating of A and a short-term debt rating of F-1 from Fitch Investor Services.

     The Company's uncommitted lines of credit provide an additional source of short-term financing. As of December 31, 1993, the Company had $5.7 billion in uncommitted lines of credit, provided by 51 banks, consisting of facilities that the Company has been advised are available but for which no contractual lending obligation exists.

     Long-term assets are financed with a combination of long-term debt and equity. The Company issues subordinated indebtedness as an integral component of its regulatory capital base. The Company maintains long-term debt in excess of its long-term assets to provide additional liquidity, which the Company uses to meet its short-term funding requirements and reduce its reliance on commercial paper and short-term debt.

     During 1993, the Company issued $722 million in long-term debt, compared to $239 million in 1992. In addition to refinancing long-term debt, these issuances strengthened the Company's capital base, which consists of long-term debt plus equity. The Company staggers the maturities of its long-term debt to minimize refunding risk. At December 31, 1993, the Company had long-term debt outstanding of $3.7 billion with an average life of 2.6 years, compared to $4.4 billion outstanding at December 31, 1992, with an average life of 3.1 years. For long-term debt with a maturity of greater than one year, the Company had $2.4 billion outstanding with an average life of 3.7 years at December 31, 1993, compared to $3.5 billion outstanding with an average life of 3.7 years at December 31, 1992. The Company anticipates that 1994 long-term debt issuances will exceed those of 1993. The proceeds of these issuances primarily will be used to refinance long-term debt maturing in 1994 and to meet regulatory capital objectives.

     The Company enters into a variety of financial and derivative products agreements as an end user to hedge and/or modify its exposure to foreign exchange and interest rate risk of certain assets and liabilities. These agreements are not part of the Company's trading portfolio of derivative products. The Company primarily enters into interest rate swaps and caps to modify the interest characteristics of its long-term debt obligations. The Company recognizes the net interest expense or income related to these agreements on an accrual basis, including the amortization of premiums, over the life of the contracts.

     At December 31, 1993 and 1992, the Company had outstanding interest rate swap and cap agreements for the above purposes of approximately $2.7 billion and $2.9 billion, respectively. Included in these amounts were approximately $2.3 billion of interest rate swaps and caps, maturing in 1995 and 1997, which serve to reduce the Company's overall fixed rate debt to a lower fixed rate. Of the remaining interest rate swaps, the most significant serve to convert a portion of the Company's fixed rate debt to a floating rate. The Company has matched substantially all of the maturities of its remaining interest rate swaps to the terms of its underlying borrowings.

     The $2.7 billion of notional amount of interest rate swap and cap agreements mature as follows:

                                                                       (IN MILLIONS)
            1994.....................................................     $   200
            1995.....................................................       1,390
            1996.....................................................           0
            1997.....................................................         910
            1998.....................................................         200
            1999 and thereafter......................................          25
                                                                       -------------
                                                                          $ 2,725
                                                                       -------------
                                                                       -------------

     The effect of interest rate swap and cap agreements was to decrease interest expense by approximately $54 million, $53 million and $15 million in 1993, 1992 and 1991, respectively. At December 31, 1993 and 1992, the unrecorded net gain on these agreements was approximately $55 million and $84 million, respectively. The Company has no deferred gains or losses related to terminated agreements.

     The Company expects to continue using interest rate swap and cap agreements to modify the effective interest cost associated with its long-term indebtedness. The $2.3 billion of interest rate swaps and caps described above, which reduce the Company's rate on its fixed rate debt to a lower fixed rate, will lower 1994 and 1995 interest expense by approximately $25 million and $15 million, respectively. The effect of the remaining interest rate swaps is dependent on the level of interest rates in the future.

     Liquidity Management. The maintenance of the liability structure and balance sheet liquidity as discussed above is achieved through the daily execution of the following financing policies: (i) match funding the Company's assets and liabilities; (ii) maximizing the use of collateralized borrowing sources; and (iii) diversifying and expanding borrowing sources.

          (i) The Company's first financing policy focuses on funding the Company's assets with liabilities which have maturities similar to the anticipated holding period of the assets to minimize refunding risk. The anticipated holding period of assets financed on an unsecured basis is determined by the expected time it would take to obtain financing for these assets on a collateralized basis.

          (ii) The Company's second financing policy is to maximize that portion of its balance sheet that is funded through collateralized borrowing sources, which include repurchase agreements, securities loaned, securities sold but not yet purchased and other collateralized liability structures. The Company currently funds over 68% of its assets on a collateralized basis. As discussed above, repurchase agreements and other types of collateralized borrowings historically have been a more reliable financing source under all market conditions.

          (iii) The Company's third financing policy is to diversify and expand its borrowing sources in an effort to maximize liquidity and reduce concentration risk. Through its institutional sales force, the Company seeks financing from a global investor base with the goal of broadening the availability of its funding sources.

     The Company incorporates these policies in its liquidity contingency planning process, which is designed to enhance the availability of alternative sources of funding in a period of financial stress. Financial stress is defined as any event which severely constrains the Company's access to unsecured funding sources. The Company's liquidity contingency plan is based on an estimate of its ability to meet its funding requirements with collateralized financing. To help achieve this objective, the Company would rely on the additional liquidity created by its policy of issuing long-term debt in excess of long-term assets and its ability to pledge its unencumbered marketable securities as collateral to obtain financing rather than on a sale of these securities.

     The Company's liquidity contingency plan is continually reviewed and updated as the Company's asset/liability mix and liquidity requirements change. The Company believes that these policies, combined with the maintenance of sufficient capital levels, position the Company to meet its liquidity requirements in periods of financial stress.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS AND DERIVATIVES

     In addition to financial instruments recorded on the consolidated balance sheet, the Company enters into off-balance sheet financial instruments primarily consisting of derivative contracts and credit-related arrangements. Derivative products include futures, forwards, swaps, options, caps, collars, floors, swaptions, forward rate agreements, foreign exchange contracts and similar instruments.

     Derivative products are generally based on notional amounts, while credit-related arrangements are based upon contractual amounts. The notional values of these instruments are generally not recorded on the balance sheet. Off-balance-sheet treatment is generally considered appropriate when the exchange of the underlying asset or liability has not occurred or is not assured, or where the notional amounts are utilized solely as a basis for determining cash flows to be exchanged. Therefore, the notional amounts of these instruments do not reflect the Company's market or credit risk amount.

     The Company conducts its derivative activities through wholly owned subsidiaries. In late 1993, the Company established a new subsidiary, Lehman Brothers Financial Products Inc., a separately capitalized triple-A rated derivatives subsidiary. This subsidiary, which is expected to commence activities during the third quarter of 1994, was established to increase the volume of the Company's derivatives business related to customer-driven derivative activities.

     The Company records derivatives from dealer-related and proprietary trading activities at market or fair value, with unrealized gains and losses, recognized in the consolidated statement of operations as market making and principal transactions revenue. While the notional value of these instruments is not reflected in the consolidated balance sheet, the mark to market value of trading-related derivatives is reflected on a net basis in the December 31, 1993 and 1992 balance sheets as securities and other financial instruments owned or securities and other financial instruments sold not yet purchased, as applicable.

     Derivative products, like all financial instruments, include various elements of risk which must be actively managed. General types of risk from derivative products include market risk, liquidity risk and credit risk.

     Market risk from derivatives results from the potential for changes in interest and foreign exchange rates and fluctuations in commodity or equity prices. The market risk for derivatives is similar to that of cash instruments. The Company may employ hedging strategies to reduce its exposure to fluctuations in market prices of securities and volatility in interest or foreign exchange rates.

     Liquidity risk from derivatives represents the cost to the Company of adjusting its positions in times of high volatility and financial stress. The liquidity of derivative products is highly related to the liquidity of the underlying cash instruments. As with on-balance sheet financial instruments, the Company's valuation policies for derivatives include consideration of liquidity factors.

     The Company incorporates these policies in its liquidity contingency planning process, which is designed to enhance the availability of alternative sources of funding in a period of financial stress. Financial stress is defined as any event which severely constrains the Company's access to unsecured funding sources. The Company's liquidity contingency plan is based on an estimate of its ability to meet its funding requirements with collateralized financing. To help achieve this objective, the Company would rely on the additional liquidity created by its policy of issuing long-term debt in excess of long-term assets and its ability to pledge its unencumbered marketable securities as collateral to obtain financing rather than on a sale of these securities.

     The Company's liquidity contingency plan is continually reviewed and updated as the Company's asset/liability mix and liquidity requirements change. The Company believes that these policies, combined with the maintenance of sufficient capital levels, position the Company to meet its liquidity requirements in periods of financial stress.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS AND DERIVATIVES

     In addition to financial instruments recorded on the consolidated balance sheet, the Company enters into off-balance sheet financial instruments primarily consisting of derivative contracts and credit-related arrangements. Derivative products include futures, forwards, swaps, options, caps, collars, floors, swaptions, forward rate agreements, foreign exchange contracts and similar instruments.

     Derivative products are generally based on notional amounts, while credit-related arrangements are based upon contractual amounts. The notional values of these instruments are generally not recorded on the balance sheet. Off-balance-sheet treatment is generally considered appropriate when the exchange of the underlying asset or liability has not occurred or is not assured, or where the notional amounts are utilized solely as a basis for determining cash flows to be exchanged. Therefore, the notional amounts of these instruments do not reflect the Company's market or credit risk amount.

     The Company conducts its derivative activities through wholly owned subsidiaries. In late 1993, the Company established a new subsidiary, Lehman Brothers Financial Products Inc., a separately capitalized triple-A rated derivatives subsidiary. This subsidiary, which is expected to commence activities during the third quarter of 1994, was established to increase the volume of the Company's derivatives business related to customer-driven derivative activities.

     The Company records derivatives from dealer-related and proprietary trading activities at market or fair value, with unrealized gains and losses, recognized in the consolidated statement of operations as market making and principal transactions revenue. While the notional value of these instruments is not reflected in the consolidated balance sheet, the mark to market value of trading-related derivatives is reflected on a net basis in the December 31, 1993 and 1992 balance sheets as securities and other financial instruments owned or securities and other financial instruments sold not yet purchased, as applicable.

     Derivative products, like all financial instruments, include various elements of risk which must be actively managed. General types of risk from derivative products include market risk, liquidity risk and credit risk.

     Market risk from derivatives results from the potential for changes in interest and foreign exchange rates and fluctuations in commodity or equity prices. The market risk for derivatives is similar to that of cash instruments. The Company may employ hedging strategies to reduce its exposure to fluctuations in market prices of securities and volatility in interest or foreign exchange rates.

     Liquidity risk from derivatives represents the cost to the Company of adjusting its positions in times of high volatility and financial stress. The liquidity of derivative products is highly related to the liquidity of the underlying cash instruments. As with on-balance sheet financial instruments, the Company's valuation policies for derivatives include consideration of liquidity factors.

     Credit risk from derivatives relates to the potential for a counterparty defaulting on its contractual agreement. The Company manages its counterparty credit risk through a process similar to its other trading-related activities. This process includes an evaluation of the counterparty's credit worthiness at the inception of the transaction, periodic review of credit standing and various credit enhancements in certain circumstances. In addition, the Company attempts to execute master netting agreements which provide for net settlement of contracts with the same counterparty in the event of cancellation or default when appropriate or when allowable under relevant law.

     For a discussion of the Company's policies and procedures regarding risk, see "Business -- Risk Management."

     Cash Flows. Cash and cash equivalents increased $21 million in 1993 to $316 million, as the net cash provided by operating and investing activities exceeded the net cash used in financing activities. In addition, cash and cash equivalents for discontinued operations increased $42 million in 1993. Net cash provided by operating activities of $1,312 million included the loss from continuing operations adjusted for non-cash items of approximately $464 million for the year ended December 31, 1993. Net cash used in financing activities was $3,784 million in 1993. Net cash provided by investing activities of $2,535 million in 1993 included cash proceeds from the sales of The Boston Company, Shearson and SLHMC of $2,570 million.

     Cash and cash equivalents decreased $120 million in 1992 to $295 million, as the net cash used in operating and investing activities exceeded the net cash provided by financing activities. In addition, cash and cash equivalents for discontinued operations decreased $1,082 million. Net cash used in operating activities of $5,194 million included income from continuing operations adjusted for non-cash items of approximately $564 million for the year ended December 31, 1992. Net cash used in investing activities was $25 million in 1993. Net cash provided by financing activities was $4,017 million.

     Cash and cash equivalents decreased $388 million in 1991 to $415 million as the net cash provided by financing and investing activities was exceeded by net cash used and operating activities. In addition, cash and cash equivalents for discontinued operations increased $706 million. Net cash used in operating activities of $3,365 million included income from continuing operations adjusted for non-cash items of approximately $538 million for the year ended December 31, 1991. Net cash provided by financing and investing activities was $879 million and $2,804 million, respectively.

SPECIFIC BUSINESS ACTIVITIES AND TRANSACTIONS

     The following sections include information on specific business activities of the Company which affect overall liquidity and capital resources:

     Westinghouse. In May 1993, the Company and Westinghouse Electric Corporation ("Westinghouse") entered into a partnership to facilitate the disposition of Westinghouse's commercial real estate portfolio valued at approximately $1.1 billion, which will be accomplished substantially by securitizations and asset sales. The Company invested approximately $154 million in the partnership, and also made collateralized loans to the partnership of $752 million. During the third quarter of 1993, Lennar Inc. was appointed portfolio servicer and purchased a 10% limited partnership interest from the Company and Westinghouse.

     At December 31, 1993, the carrying value of the Company's investment in the partnership was $154 million and the outstanding balance of the collateralized loan, including accrued interest, was $539 million. The remaining loan balance is expected to be repaid in 1994 through a combination of mortgage remittances, securitizations, asset sales and refinancings by third parties.

     High Yield Securities. The Company underwrites, trades, invests and makes markets in high yield corporate debt securities. The Company also syndicates, trades and invests in loans to below investment grade companies. For purposes of this discussion, high yield debt securities are defined as securities of or loans to companies rated below BBB- by S&P and below Baa3 by Moody's, as well as non-rated securities or loans which, in the opinion of management, are non-investment grade. High yield debt securities are carried at market value and unrealized gains or losses for these securities are reflected in the Company's Consolidated Statement of Operations. The Company's portfolio of such securities at December 31, 1993 and 1992 included long positions with an aggregate market value of approximately $661 million and $895 million, respectively, and short positions with an aggregate market value of approximately $75 million and $47 million, respectively. The portfolio may from time to time contain concentrated holdings of selected issues. The Company's two largest high yield positions were $61 million and $56 million at December 31, 1993 and $128 million and $123 million at December 31, 1992.

     Change in Facilities. In 1993, Holdings agreed to lease approximately 392,000 square feet of office space located at 101 Hudson Street in Jersey City, New Jersey (the "Operations Center"). The lease term will commence in August 1994 and provides for minimum rental payments of approximately $87 million over its 16-year term. Concurrently, Holdings announced it would relocate certain administrative employees to five additional floors at 3 World Financial Center in New York, New York. These floors will be purchased by Holdings from American Express for approximately $44 million by Holdings. In connection with the relocation to the Operations Center and the additional space at the World Financial Center, Holdings anticipates incremental fixed asset additions of approximately $112 million. Upon commencement of the relocation, a substantial portion of the lease and depreciation charges will be allocated to the Company based upon the Parent's method of allocating certain intercompany charges.

     Non-Core Activities and Investments. In March 1990, the Company discontinued the origination of partnerships (whose assets are primarily real estate) and investments in real estate. Currently, the Company acts as a general partner for approximately $4.2 billion of partnership investment capital and manages a real estate investment portfolio with an aggregate investment basis of approximately $108 million. The Company provided additional reserves for these activities of $21 million and $33 million in 1993 and 1992, respectively. At December 31, 1993 and 1992, the Company had remaining net exposure to these investments (defined as the remaining unreserved investment balance plus outstanding commitments and contingent liabilities under guarantees and credit enhancements) of $71 million and $201 million, respectively. In certain circumstances, the Company provides financial and other support and assistance to such investments to maintain investment values. Except as described above, there is no contractual requirement that the Company continue to provide this support. Although a decline in the real estate market or the economy in general or a change in the Company's disposition strategy could result in additional real estate reserves, the Company believes that it is adequately reserved.

CHANGE OF FISCAL YEAR

     On March 28, 1994, the Board of Directors of Holdings approved, subject to the Distribution, a change in the Company's fiscal year-end from December 31 to November 30. Such a change to a non-calendar cycle will shift certain year-end administrative activities to a time period that conflicts less with the business needs of the Company's institutional customers.

EFFECTS OF INFLATION

     Because the Company's assets are, to a large extent, liquid in nature, they are not significantly affected by inflation. However, the rate of inflation affects the Company's expenses, such as employee compensation, office space leasing costs and communications charges, which may not be readily recoverable in the price of services offered by the Company. To the extent inflation results in rising interest rates and has other adverse effects upon the securities markets, it may adversely affect the Company's financial position and results of operations in certain businesses.

NEW ACCOUNTING PRONOUNCEMENTS

     Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts related to Certain Contracts" ("FIN No. 39"), was issued in March 1992. Effective for balance sheets after January 1, 1994, FIN No. 39 restricts the current industry practice of offsetting certain receivables and payables. Although the implementation of this standard is expected to substantially increase gross assets and liabilities, the Company believes that its results of operations and overall financial condition will not be affected. The FASB has instructed its staff to explore modifying FIN No. 39 to create certain exceptions, which, if enacted, would substantially mitigate the increase in the Company's gross assets and liabilities expected to initially result from the implementation of FIN No. 39.

     In November 1992, the FASB issued Statement of Financial Standards ("SFAS") No. 112, "Employers Accounting for Postemployment Benefits." This statement requires the accrual of obligations associated with services rendered to date for employee benefits accumulated or vested for which payment is probable and can be reasonably estimated. The Company will record a charge to reflect a cumulative effect of a change in accounting principle of approximately $13 million after-tax in the first quarter of 1994.

     In May 1993, the FASB issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company records substantially all its securities at market value. No adjustment is anticipated to be recorded as a result of this accounting pronouncement.

RISK MANAGEMENT

     Risk management is an integral part of the Company's business. The Company has established extensive policies and procedures to identify, monitor, assess and manage risk effectively. For a discussion of these policies and procedures, see "Business -- Risk Management."

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary financial information required by this Item and included in this Report are listed in the Index to Financial Statements and Schedules appearing on page F-1 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction J of Form 10-K, the information required by
Item 10 is omitted.

ITEM 11.   EXECUTIVE COMPENSATION

     Pursuant to General Instruction J of Form 10-K, the information required by
Item 11 is omitted.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Pursuant to General Instruction J of Form 10-K, the information required by
Item 12 is omitted.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction J of Form 10-K, the information required by
Item 13 is omitted.

                                    PART IV

ITEM 14.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements:

          See Index to Consolidated Financial Statements and Schedules appearing on Page F-1.

         2. Financial Statement Schedules:

          See Index to Consolidated Financial Statements and Schedules appearing on Page F-1.

         3. Exhibits

EXHIBIT 3.1    Restated Certificate of Incorporation of the Registrant dated September 3,
               1981 (incorporated by reference to Exhibit 3.1 of the Registrant's Annual
               Report on Form 10-K for the year ended December 31, 1987).
EXHIBIT 3.2    Certificate of Amendment to Restated Certificate of Incorporation of the
               Registrant dated May 11, 1984 (incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31,
               1988).
EXHIBIT 3.3    Certificate of Amendment to Restated Certificate of Incorporation of the
               Registrant, dated March 6, 1985 (incorporated by reference to Exhibit 3.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31,
               1985).
EXHIBIT 3.4    Certificate of Amendment to Restated Certificate of Incorporation of the
               Registrant, dated August 31, 1987 (incorporated by reference to Exhibit 3.4 of the Registrant's Annual Report on Form 10-K for the year ended December
               31, 1987).
EXHIBIT 3.5    Certificate of Amendment to Restated Certificate of Incorporation of the
               Registrant, dated January 28, 1988 (incorporated by reference to Exhibit 3.5 of the Registrant's Annual Report on Form 10-K for the year ended December
               31, 1987).
EXHIBIT 3.6    Certificate of Amendment to Restated Certificate of Incorporation of the
               Registrant dated July 19, 1990 (incorporated by reference to Exhibit 3.6 of the Registrant's Annual Report on Form 10-K for the year ended December 31,
               1990).

EXHIBIT 3.7    By-Laws of the Registrant, amended as of July 1, 1991 (incorporated by reference to Exhibit 3.7 to the Registrant's Annual Report on Form 10-K for
               the year ended December 31, 1992).
EXHIBIT 4.1    The instruments defining the rights of holders of the long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the Securities and Exchange
               Commission upon request.
EXHIBIT 10.1   Lease and Land Disposition Agreement, dated as of September 14, 1984, between
               Shearson Lehman Construction Inc. and The City of New York (incorporated by reference to Exhibit 10.16 of the Registrant's Registration Statement on Form
               S-1 (Reg. No. 33-12976)).
EXHIBIT 10.2   Form of Agreement of Tenants-In-Common by and among American Express Company,
               American Express Bank Ltd., American Express Travel Related Services Company,
               Inc., Shearson Lehman Brothers Inc., Shearson Lehman Government Securities,
               Inc. and Shearson Lehman Commercial Paper Incorporated (incorporated by reference to Exhibit 10.17 of the Registrant's Registration Statement on Form
               S-1 (Reg. No. 33-12976)).
EXHIBIT 10.3   Stock Purchase Agreement, dated as of June 28, 1991, by and among National
               Express Company, Inc., The Balcor Company, Shearson Lehman Brothers Holdings
               Inc. and Shearson Lehman Brothers Inc. (incorporated by reference to Exhibit
               10.4 of the Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1991).
EXHIBIT 10.4   Stock Purchase Agreement, dated as of September 14, 1992, by and between
               Mellon Bank Corporation and Shearson Lehman Brothers Inc. (incorporated by reference to Exhibit 10.15 of Shearson Lehman Brothers Holdings Inc. Annual
               Report on Form 10-K for the year ended December 31, 1992).
EXHIBIT 10.5   Asset Purchase Agreement, dated as of March 12, 1993, by and among Primerica
               Corporation, Smith Barney, Harris Upham & Co. Incorporated and Shearson
               Lehman Brothers Inc. (incorporated by reference to Exhibit 10.16 of Shearson
               Lehman Brothers Holdings Inc. Annual Report on Form 10-K for the year ended
               December 31, 1992).
EXHIBIT 12     Computation in support of ratio of earnings to fixed charges.*
EXHIBIT 21     Pursuant to General Instruction J of Form 10-K, the list of the Registrant's subsidiaries is omitted.
EXHIBIT 23     Consent of Ernst & Young.*
EXHIBIT 24     Powers of Attorney.*
               (b) Reports on Form 8-K:
               1. Form 8-K, dated February 22, 1993, Items 5 and 7.
               2. Form 8-K, dated May 7, 1993, Items 5 and 7.
               3. Form 8-K, dated June 7, 1993, Items 2 and 7.
               4. Form 8-K, dated November 5, 1993, Items 5 and 7.
               5. Form 8-K, dated February 24, 1994, Items 5 and 7.

- ---------------
* Filed herewith.

                                   SIGNATURES

     Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LEHMAN BROTHERS INC.
                                              (Registrant)

                                          March 31, 1994

                                          By:      /s/  THOMAS A. RUSSO
                                            ------------------------------------
                                              Title: Managing Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   NAME                                   TITLE                     DATE
- ------------------------------------------  ---------------------------------  ---------------
                    *                       President, Chief Executive         March 31, 1994
- ------------------------------------------    Officer and Director (Principal
           Richard S. Fuld, Jr.               Executive Officer)
                    *                       Chief Financial Officer and        March 31, 1994
- ------------------------------------------    Director (Principal Financial
               Robert Matza                   Officer)
                    *                       (Principal Accounting Officer)     March 31, 1994
- ------------------------------------------
             Stephen J. Bier
                    *                       Director                           March 31, 1994
- ------------------------------------------
             Roger S. Berlind
                    *                       Director                           March 31, 1994
- ------------------------------------------
             Philip Caldwell
                    *                       Director                           March 31, 1994
- ------------------------------------------
               Harvey Golub
                    *                       Director                           March 31, 1994
- ------------------------------------------
              John R. Laird
                    *                       Director                           March 31, 1994
- ------------------------------------------
          Sherman R. Lewis, Jr.
                    *                       Director                           March 31, 1994
- ------------------------------------------
               David Marcus
                    *                       Director                           March 31, 1994
- ------------------------------------------
              Malcolm Wilson
     *By:       /s/  THOMAS A. RUSSO
- ------------------------------------------
            (Attorney-in-Fact)
              March 31, 1994

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                                        PAGE
                                                                                        ----
CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Auditors........................................................  F-2
Consolidated Balance Sheet as of December 31, 1993 and 1992...........................  F-3
Consolidated Statement of Operations for the Three Years Ended December 31, 1993......  F-5
Consolidated Statement of Stockholder's Equity for the Three Years Ended December 31,
  1993................................................................................  F-6
Consolidated Statement of Cash Flows for the Three Years Ended December 31, 1993......  F-7
Notes to Consolidated Financial Statements............................................  F-9
SCHEDULES
Schedule II -- Amounts Receivable from Related Parties and Underwriters, Promoters, and Employees Other than Related Parties............................................  F-28
Schedule IX -- Short Term Borrowings..................................................  F-32

     Schedules other than those listed above are omitted since they are not required or are not applicable or the information is furnished elsewhere in the consolidated financial statements or the notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholder of
Lehman Brothers Inc.

     We have audited the accompanying consolidated balance sheet of Lehman Brothers Inc. and Subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the index at item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lehman Brothers Inc. and Subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 11 to the consolidated financial statements, in 1992 the Company changed its methods of accounting for postretirement benefits and income taxes.

                                                      ERNST & YOUNG

New York, New York
February 3, 1994
except for Note 2, as to which the date is March 28, 1994

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 (IN MILLIONS)

                                     ASSETS

                                                                              DECEMBER 31,
                                                                           -------------------
                                                                            1993        1992
                                                                           -------     -------
Cash and cash equivalents................................................  $   316     $   295
Cash and securities segregated and on deposit for regulatory and other
  purposes...............................................................      867       1,175
Securities and other financial instruments owned.........................   20,557      21,562
Collateralized short-term agreements:
  Securities purchased under agreements to resell........................   23,175      29,366
  Securities borrowed....................................................    4,276       7,575
Receivables:
  Brokers and dealers....................................................    4,102       2,808
  Customers..............................................................    1,391       5,599
  Other..................................................................    2,138       1,418
Property, equipment and leasehold improvements (net of accumulated
  depreciation and amortization of $361 in 1993 and $690 in 1992)........      426       1,029
Deferred expenses and other assets.......................................      299       1,099
Net assets of discontinued operations....................................                1,004
Excess of cost over fair value of net assets acquired (net of accumulated
  amortization of $99 in 1993 and $264 in 1992)..........................      267       1,049
                                                                           -------     -------
                                                                           $57,814     $73,979
                                                                           -------     -------
                                                                           -------     -------

                See notes to consolidated financial statements.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

                        (IN MILLIONS, EXCEPT SHARE DATA)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                              DECEMBER 31,
                                                                           -------------------
                                                                            1993        1992
                                                                           -------     -------
Commercial paper and short-term debt.....................................  $ 2,635     $ 6,567
Securities and other financial instruments sold but not yet purchased....    5,223       9,837
Advances from Holdings and other affiliates..............................    5,063       4,523
Securities sold under agreements to repurchase...........................   30,798      33,743
Securities loaned........................................................      772       3,280
Payables:
     Brokers and dealers.................................................    2,021       1,767
     Customers...........................................................    2,322       4,789
Accrued liabilities and other payables...................................    2,590       2,321
Senior notes.............................................................      653       1,277
Subordinated indebtedness................................................    3,053       3,095
                                                                           -------     -------
          Total liabilities..............................................   55,130      71,199
                                                                           -------     -------
Preferred stock of subsidiary, $1 par value; 5,000 shares authorized;
  1,000 shares
  9% Cumulative Preferred, Series A, issued and outstanding..............      750         750
     Less: Note receivable, Series A Preferred stock.....................     (750)       (750)
Stockholder's equity:
     Preferred stock, $.10 par value; 10,000 shares authorized; none outstanding
     Common stock, $.10 par value; 10,000 shares authorized; 1,005 and
      1,002 shares issued and outstanding in 1993 and 1992, respectively
     Additional paid-in capital..........................................    2,738       2,588
     Net unrealized securities losses....................................                  (13)
     Foreign currency translation adjustment.............................        2           2
     (Accumulated deficit)/Retained earnings.............................      (56)        203
                                                                           -------     -------
          Total stockholder's equity.....................................    2,684       2,780
                                                                           -------     -------
                                                                           $57,814     $73,979
                                                                           -------     -------
                                                                           -------     -------

                See notes to consolidated financial statements.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (IN MILLIONS)

                                                                     YEAR ENDED DECEMBER 31,
                                                                   ----------------------------
                                                                    1993       1992       1991
                                                                   ------     ------     ------
REVENUES
  Market making and principal transactions.......................  $1,376     $1,509     $1,396
  Investment banking.............................................     794        720        560
  Commissions....................................................   1,265      1,641      1,612
  Interest and dividends.........................................   5,029      4,974      4,613
  Other..........................................................     467        676        575
                                                                   ------     ------     ------
          Total revenues.........................................  8,931..     9,520      8,756
  Interest expense...............................................   4,585      4,573      4,299
                                                                   ------     ------     ------
          Net revenues...........................................   4,346      4,947      4,457
                                                                   ------     ------     ------
NON-INTEREST EXPENSES
  Compensation and benefits......................................   2,564      2,982      2,643
  Communications.................................................     271        332        317
  Occupancy and equipment........................................     186        266        252
  Professional services..........................................     154        163        140
  Advertising and market development.............................     131        176        143
  Depreciation and amortization..................................     135        167        179
  Brokerage, commissions and clearance fees......................     112         92         89
  Other..........................................................     263        450        411
  Loss on sale of Shearson.......................................     535
  Reserves for non-core businesses...............................     141
                                                                   ------     ------     ------
          Total non-interest expenses............................   4,492      4,628      4,174
                                                                   ------     ------     ------
Income (loss) from continuing operations before taxes, cumulative effect of changes in accounting principles and preferred
  dividend of subsidiary.........................................    (146)       319        283
  Provision for income taxes.....................................     234        147         65
                                                                   ------     ------     ------
Income (loss) from continuing operations before cumulative
  effect of changes in accounting principles and preferred
  dividend of subsidiary.........................................    (380)       172        218
Income from discontinued operations, net of taxes
  Income from operations.........................................      24         77         10
  Gain on disposal...............................................     165
                                                                   ------     ------     ------
                                                                      189         77         10
                                                                   ------     ------     ------
Income (loss) before cumulative effect of changes in accounting
  principles and preferred dividend of subsidiary................    (191)       249        228
  Cumulative effect of changes in accounting principles..........                 (8)
  Preferred dividend of subsidiary...............................      68         68         68
                                                                   ------     ------     ------
Net income (loss)................................................  $ (259)    $  173     $  160
                                                                   ------     ------     ------
                                                                   ------     ------     ------

                See notes to consolidated financial statements.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                   THREE YEAR PERIOD ENDED DECEMBER 31, 1993
                                 (IN MILLIONS)

                                                                       NET        FOREIGN     (ACCUMULATED
                                                       ADDITIONAL   UNREALIZED    CURRENCY     DEFICIT)/
                                                        PAID-IN     SECURITIES   TRANSLATION    RETAINED
                                              TOTAL     CAPITAL       LOSSES     ADJUSTMENT     EARNINGS
                                              ------   ----------   ----------   ----------   ------------
Balance at January 1, 1991..................  $1,884     $2,221       $ (171)       $(36)        $ (130)
Net income..................................     160                                                160
Capital contributions.......................     214        214
Capital distributions.......................     (12)       (12)
Net change in unrealized securities
  losses....................................     116                     116
Foreign currency translation adjustment.....      38                                  38
                                              ------   ----------   ----------   ----------   ------------
Balance at December 31, 1991................   2,400      2,423          (55)          2             30
Net income..................................     173                                                173
Capital contributions.......................      67         67
Issuance of common stock....................     100        100
Capital distributions.......................      (2)        (2)
Net change in unrealized securities
  losses....................................      42                      42
                                              ------   ----------   ----------   ----------   ------------
Balance at December 31, 1992................   2,780      2,588          (13)          2            203
Net loss....................................    (259)                                              (259)
Capital contributions.......................      20         20
Issuance of common stock....................     430        430
Dividends...................................    (300)      (300)
Net change in unrealized securities
  losses....................................      13                      13
                                              ------   ----------   ----------   ----------   ------------
Balance at December 31, 1993................  $2,684     $2,738       $             $  2         $  (56)
                                              ------   ----------   ----------   ----------   ------------
                                              ------   ----------   ----------   ----------   ------------

                See notes to consolidated financial statements.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1993        1992        1991
                                                                -------     -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES
(Loss) income from continuing operations before cumulative
  effect of changes in accounting principles and preferred
  dividend of subsidiary......................................  $  (380)    $   172     $   218
Adjustments to reconcile (loss) income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization...............................      135         167         179
  Provisions for losses and other reserves....................       75         215         156
  Loss on sale of Shearson....................................      535
  Non-core business reserves..................................      141
  Deferred tax benefit........................................     (106)        (27)        (26)
  Other adjustments...........................................       64          37          11
Net change in:
  Cash and securities segregated..............................      308        (133)        371
  Receivables from brokers and dealers........................     (677)       (458)     (1,085)
  Receivables from customers..................................      508      (1,088)       (663)
  Securities purchased under agreements to resell.............    6,191      (9,382)     (4,374)
  Securities borrowed.........................................    3,217      (4,854)      1,176
  Loans originated or purchased for resale....................      (62)        (26)       (126)
  Securities and other financial instruments owned at
     market...................................................      899      (7,831)       (916)
  Payables to brokers and dealers.............................      579         470         596
  Payables to customers.......................................     (984)        674          25
  Accrued liabilities and other payables......................      408        (243)        306
  Securities sold under agreements to repurchase..............   (2,945)     11,645        (633)
  Securities loaned...........................................   (1,728)        177         691
  Securities and other financial instruments sold but not
     yet purchased............................................   (4,578)      5,345       1,371
  Other receivables and other assets..........................     (716)        (63)        (45)
                                                                -------     -------     -------
                                                                    884      (5,203)     (2,768)
Net cash flows provided by (used in) operating activities of
  discontinued operations.....................................      428           9        (597)
                                                                -------     -------     -------
     Net cash provided by (used in) operating activities......    1,312      (5,194)     (3,365)
                                                                -------     -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior notes........................                  151           6
Principal payments of senior notes............................     (636)       (469)       (160)
Proceeds from issuance of subordinated indebtedness...........      722          88         114
Principal payments of subordinated indebtedness...............     (702)        (13)       (517)
Proceeds from issuance of other indebtedness..................    1,291         701         170
Principal payments of other indebtedness......................   (1,072)       (923)       (101)
Increase (decrease) in commercial paper and short-term debt,
  net.........................................................   (3,236)      4,970       2,696
Capital contributions.........................................       20          67         214
Proceeds from issuance of common stock........................      430         100
Dividends and capital distributions paid......................     (300)         (2)        (12)
Net cash flows used in financing activities of discontinued
  operations..................................................     (301)       (653)     (1,531)
                                                                -------     -------     -------
     Net cash (used in) provided by financing activities......  $(3,784)    $ 4,017     $   879
                                                                -------     -------     -------

                See notes to consolidated financial statements.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

                                 (IN MILLIONS)

                                                                     YEAR ENDED DECEMBER 31,
                                                                  -----------------------------
                                                                   1993       1992        1991
                                                                  ------     -------     ------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold improvements...... $ (101)    $   (86)    $  (63)
Proceeds from the sale of The Boston Company.....................  1,300
Proceeds from the sale of Shearson...............................  1,200
Proceeds from the sale of SLHMC..................................     70
Proceeds from sale of other assets...............................                607
Other............................................................    151        (108)        33
Net cash flows (used in) provided by investing activities of
  discontinued operations........................................    (85)       (438)     2,834
                                                                  ------     -------     ------
     Net cash provided by (used in) investing activities.........  2,535         (25)     2,804
                                                                  ------     -------     ------
Net change in cash and cash equivalents of discontinued
  operations.....................................................     42      (1,082)       706
                                                                  ------     -------     ------
     Net change in cash and cash equivalents.....................     21        (120)      (388)
                                                                  ------     -------     ------
Cash and cash equivalents, beginning of year.....................    295         415        803
                                                                  ------     -------     ------
     Cash and cash equivalents, end of year...................... $  316     $   295     $  415
                                                                  ------     -------     ------
                                                                  ------     -------     ------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN MILLIONS)
(INCLUDING THE BOSTON COMPANY)

     Interest paid (net of amount capitalized) totaled $4,796 in 1993, $5,047 in 1992 and $5,029 in 1991. Income taxes paid totaled $265 in 1993, $20 in 1992 and $13 in 1991.

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY

     The Company completed three sale transactions during the current year, the sale of The Boston Company, Shearson and SLHMC. The cash proceeds related to these sales have been separately reported in the above statement. Excluded from the statement are the individual balance sheet changes related to the net assets sold as well as the noncash proceeds received related to these sales. See Notes 3, 4 and 5.

                See notes to consolidated financial statements.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

     The consolidated financial statements include the accounts of Lehman Brothers Inc., a registered broker-dealer (formerly Shearson Lehman Brothers Inc., "LBI") and subsidiaries (LBI together with its subsidiaries, the "Company" unless the context otherwise requires). LBI is a wholly owned subsidiary of Lehman Brothers Holdings Inc. (formerly Shearson Lehman Brothers Holdings Inc., "Holdings"). American Express Company ("American Express") owns 100% of Holdings' common stock, which represents approximately 93% of Holdings' voting stock. The remainder of Holdings' voting stock is owned by Nippon Life Insurance Company ("Nippon Life"). See Note 2. All material intercompany transactions and accounts have been eliminated.

     The Consolidated Statement of Operations includes the results of operations of Shearson and SLHMC, which were sold on July 31, 1993 and August 31, 1993, respectively. See Notes 4 and 5.

     The balance sheet accounts of the Company's foreign subsidiaries are translated using the exchange rates at the balance sheet date. Revenues and expenses are translated at average exchange rates during the year. The resulting translation adjustments, net of hedging gains or losses are included in stockholder's equity. Gains or losses resulting from foreign currency transactions are included in the Consolidated Statement of Operations.

     The Company uses the trade date basis of accounting for recording principal transactions. Customer accounts reflect transactions on a settlement date basis.

     Certain amounts reflect reclassifications to conform to the current period's presentation.

Discontinued Operations

     As described in Note 3, the Company completed the sale of The Boston Company, Inc. ("The Boston Company"), on May 21, 1993. The accompanying consolidated financial statements and notes to consolidated financial statements reflect The Boston Company as a discontinued operation.

Securities and Other Financial Instruments

     Securities and other financial instruments owned and Securities and other financial instruments sold but not yet purchased, including interest rate and currency swaps, caps, collars, floors, swaptions, forwards, options and similar instruments are valued at market or fair value, as appropriate, with unrealized gains and losses reflected in market making and principal transactions in the Consolidated Statement of Operations. Market value is generally based on listed market prices. If listed market prices are not available, market value is determined based on other relevant factors, including broker or dealer price quotations, and valuation pricing models which take into account time value and volatility factors underlying the financial instruments.

     In addition to trading and market making activities, the Company enters into a variety of financial instruments and derivative products as an end user to hedge and/or modify its exposure to foreign exchange and interest rate risk of certain assets and liabilities. As an end user, the Company primarily enters into interest rate swaps and caps to modify the interest characteristics of its long-term debt obligations. The Company recognizes the net interest expense/revenue related to these instruments on an accrual basis, including the amortization of premiums, over the life of the contracts. Other than in connection with its debt related hedging programs, the Company's other hedging activities are immaterial.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

Repurchase and Resale Agreements

     Securities purchased under agreements to resell and Securities sold under agreements to repurchase, which are treated as financing transactions for financial reporting purposes, are collateralized primarily by government and government agency securities and are carried at the amounts at which the securities will be subsequently resold or repurchased plus accrued interest. It is the policy of the Company to take possession of securities purchased under agreements to resell and to value the securities on a daily basis to protect the Company in the event of default by the counterparty. In addition, provisions are made to obtain additional collateral if the market value of the underlying assets is not sufficient to protect the Company. Securities and other financial instruments owned which are sold under repurchase agreements are carried at market value with changes in market value reflected in the Consolidated Statement of Operations.

     Securities purchased under agreements to resell and Securities sold under agreements to repurchase for which the resale/repurchase date corresponds to the maturity date of the underlying securities are accounted for as purchases and sales, respectively. At December 31, 1993, such resale and repurchase agreements aggregated $5.5 billion and $5.2 billion.

Securities Borrowed and Loaned

     Securities borrowed and Securities loaned are carried at the amount of cash collateral advanced or received plus accrued interest. It is the Company's policy to value the securities borrowed and loaned on a daily basis, and to obtain additional cash as necessary to ensure such transactions are adequately collateralized.

Income Taxes

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Prior to January 1, 1992, the Company accounted for income taxes under the provisions of SFAS No. 96.

Fixed Assets and Intangibles

     Property and equipment is depreciated on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the lesser of their economic useful lives or the terms of the underlying leases. The Company capitalizes interest costs during construction and amortizes the interest costs based on the useful lives of the assets.

     Excess of cost over fair value of net assets acquired is amortized using the straight-line method over a period of 35 years.

Statement of Cash Flows

     The Company defines cash equivalents as highly liquid investments with original maturities of three months or less, other than those held for sale in the ordinary course of business.

2. SUBSEQUENT EVENTS:

The Distribution

     On January 24, 1994, American Express announced plans to issue a special dividend to its common shareholders consisting of all the Holdings Common Stock (the "Distribution"). Prior to the Distribution, which is subject to certain conditions, an additional equity investment of approximately $1.25 billion will be made in Holdings, most significantly by American Express. Holdings currently expects to file a Registration

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

Statement on Form S-1 (the "Registration Statement") with the Securities and Exchange Commission (the "Commission") with respect to the Distribution during the second quarter of 1994.

Change of Fiscal Year-End

     On March 28, 1994, the Board of Directors of Holdings approved, subject to the Distribution, a change in the Company's fiscal year-end from December 31 to November 30. Such a change to a non-calendar cycle will shift certain year-end administrative activities to a time period that conflicts less with the business needs of the Company's institutional customers.

Reduction in Personnel

     During the first quarter of 1994, the Company completed a review of personnel needs, which will result in the termination of certain personnel. The Company anticipates that it will record a severance charge of approximately $25 million pre-tax in the first quarter of 1994 as a result of these terminations.

3.  SALE OF THE BOSTON COMPANY:

     On May 21, 1993, pursuant to a stock purchase agreement (the "Mellon Agreement") between the Company and Mellon Bank Corporation ("Mellon Bank"), LBI sold to Mellon Bank (the "Mellon Transaction") The Boston Company, which through subsidiaries is engaged in the private banking, trust and custody, institutional investment management and mutual fund administration businesses. Under the terms of the Mellon Agreement, LBI received approximately $1.3 billion in cash, 2,500,000 shares of Mellon Bank common stock and ten-year warrants to purchase an additional 3,000,000 shares of Mellon Bank's common stock at an exercise price of $50 per share. In June 1993, such shares and warrants were sold by LBI to American Express for an aggregate purchase price of $169 million. After accounting for transaction costs and certain adjustments, the Company recognized a 1993 first quarter after-tax gain of $165 million for the Mellon Transaction. In connection with the completion of the Mellon Transaction, the Company paid a $300 million dividend to Holdings.

     As a result of the Mellon Transaction, the Company has treated The Boston Company as a discontinued operation. Accordingly, the Company's financial statements segregate the net assets of The Boston Company, as of December 31, 1992, and operating results of The Boston Company for the three years ended December 31, 1993.

     Presented below are the results of operations and the gain on disposal of The Boston Company included in Income from discontinued operations (in millions):

                                                                  YEAR ENDED DECEMBER 31,
                                                                  ------------------------
                                                                  1993     1992      1991
                                                                  ----     ----     ------
    Discontinued Operations:
      Revenues..................................................  $201     $909     $1,157
      Expenses..................................................   159      758      1,145
                                                                  ----     ----     ------
      Income before taxes.......................................    42      151         12
         Provision for income taxes.............................    18       74          2
                                                                  ----     ----     ------
      Income from operations....................................    24       77         10
      Gain on disposal, net of taxes of $37 million.............   165
                                                                  ----     ----     ------
      Income from discontinued operations, net of taxes.........  $189     $ 77     $   10
                                                                  ----     ----     ------
                                                                  ----     ----     ------

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

4.  SALE OF SHEARSON:

     On July 31, 1993, pursuant to an asset purchase agreement (the "Primerica Agreement"), the Company completed the sale (the "Primerica Transaction") of LBI's domestic retail brokerage business (except for such business conducted under the Lehman Brothers name) and substantially all of its asset management business (collectively, "Shearson") to Primerica Corporation (now known as Travelers Corporation) ("Travelers") and its subsidiary Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Also included in the Primerica Transaction were the operations and data processing functions that support these businesses, as well as certain of the assets and liabilities related to these operations.

     LBI received approximately $1.2 billion in cash and a $586 million interest bearing note from Smith Barney which was repaid in January 1994 (the "Smith Barney Note"). The Smith Barney Note was issued as partial payment for certain Shearson assets in excess of $600 million which were sold to Smith Barney. The proceeds received at July 31, 1993, were based on the estimated net assets of Shearson, which exceeded the minimum net assets of $600 million prescribed in the Primerica Agreement. As further consideration for the sale of Shearson, Smith Barney agreed to pay future contingent amounts based upon the combined performance of Smith Barney and Shearson, consisting of up to $50 million per year for three years based on revenues, plus 10% of after-tax profits in excess of $250 million per year over a five-year period (the "Participation Rights"). In contemplation of the Distribution, American Express received the first Participation Right payment in the first quarter of 1994. It is anticipated that all of the Participation Rights will be assigned to American Express prior to the Distribution. As further consideration for the sale of Shearson, the Company received 2,500,000 shares of 5.50% Convertible Preferred Stock, Series B, of Travelers and a warrant to purchase 3,749,466 shares of common stock of Travelers at an exercise price of $39 per share. In August 1993, American Express purchased such preferred stock and warrant from LBI for aggregate consideration of $150 million.

     The Company recognized a 1993 first quarter loss related to the Primerica Transaction of approximately $630 million after-tax ($535 million pre-tax), which amount includes a reduction in goodwill of $750 million and transaction-related costs such as relocation, systems and operations modifications and severance.

     Presented below are the results of operations and the loss on the sale of Shearson (in millions):

                                                                 YEAR ENDED DECEMBER 31,
                                                               ----------------------------
                                                                1993       1992       1991
                                                               ------     ------     ------
    Revenues.................................................  $1,825     $2,781     $2,601
    Expenses.................................................   1,708      2,669      2,535
    Loss on sale of Shearson.................................     535
                                                               ------     ------     ------
    Income (loss) before taxes...............................    (418)       112         66
    Provision for income taxes...............................     149         57         37
                                                               ------     ------     ------
    Net income (loss)........................................  $ (567)    $   55     $   29
                                                               ------     ------     ------
                                                               ------     ------     ------

     Shearson operating results reflect allocated interest expense of $72 million, $102 million, and $112 million for the years ended December 31, 1993, 1992 and 1991, respectively.

5.  SALE OF SHEARSON LEHMAN HUTTON MORTGAGE CORPORATION:

     The Company completed the sale of its wholly owned subsidiary, Shearson Lehman Hutton Mortgage Corporation ("SLHMC") to GE Capital Corporation on August 31, 1993. The sales price, net of proceeds used to retire debt of SLHMC, was approximately $70 million. During the first quarter of 1993, the Company provided $120 million of pre-tax reserves in anticipation of the sale of SLHMC, which are included in the

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

$141 million of pre-tax reserves for non-core businesses on the Consolidated Statement of Operations. After accounting for these reserves, the sale did not have a material effect on the Company's results of operations.

6.  SECURITIES AND OTHER FINANCIAL INSTRUMENTS:

     Securities and other financial instruments owned and Securities and other financial instruments sold but not yet purchased are summarized as follows (in millions):

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1993        1992
                                                                       -------     -------
    Securities and other financial instruments owned:
      Government obligations.........................................  $12,579     $13,578
      Certificates of deposit and other money market instruments.....    1,849       3,225
      Mortgage-backed................................................    1,071         571
      Corporate obligations and other contractual commitments........    3,780       3,500
      Corporate stocks and options...................................    1,247         677
      Spot commodities...............................................       31          11
                                                                       -------     -------
                                                                       $20,557     $21,562
                                                                       -------     -------
                                                                       -------     -------
    Securities and other financial instruments sold but not yet purchased:
      Government obligations.........................................  $ 3,898     $ 8,569
      Corporate obligations and other contractual commitments........      433         549
      Corporate stocks and options...................................      694         502
      Spot commodities...............................................      198         217
                                                                       -------     -------
                                                                       $ 5,223     $ 9,837
                                                                       -------     -------
                                                                       -------     -------

7.  CASH AND SECURITIES SEGREGATED AND ON DEPOSIT FOR REGULATORY AND OTHER
PURPOSES:

     In addition to amounts presented in the accompanying Consolidated Balance Sheet as Cash and securities segregated and on deposit for regulatory and other purposes, securities with a market value of approximately $890 million and $341 million at December 31, 1993 and 1992, respectively, primarily collateralizing resale agreements, have been segregated in a special reserve bank account for the exclusive benefit of customers pursuant to the Reserve Formula requirements of Commission Rule 15c3-3.

8.  COMMERCIAL PAPER AND SHORT-TERM DEBT:

                                                                           DECEMBER 31,
                                                                         -----------------
                                                                          1993       1992
                                                                         ------     ------
                                                                           (IN MILLIONS)
    Commercial paper...................................................  $  359     $3,185
    Short-term debt....................................................   2,276      3,382
                                                                         ------     ------
                                                                         $2,635     $6,567
                                                                         ------     ------
                                                                         ------     ------

     Short-term debt consists primarily of bank loans, master notes and payables to banks.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

9.  SENIOR NOTES:

                                                                    DECEMBER 31,
                                                 --------------------------------------------------
                                                 CONTRACTUAL      CONTRACTUAL      1993       1992
    MATURING IN                                  FIXED RATE      FLOATING RATE     TOTAL     TOTAL
    -------------------------------------------  -----------     -------------     -----     ------
                                                                   (IN MILLIONS)
    1993.......................................                                              $  152
    1994.......................................     $  13            $  99         $ 112        128
    1995.......................................        98               64           162         98
    1996.......................................       186                            186        698
    1997.......................................        19                             19         19
    1998.......................................        22                             22         22
    1999 and thereafter........................       152                            152        160
                                                 -----------        ------         -----     ------
              Total............................     $ 490            $ 163         $ 653     $1,277
                                                 -----------        ------         -----     ------
                                                 -----------        ------         -----     ------

     As of December 31, 1993 the Company had $490 million of fixed rate senior notes outstanding. Contractual interest rates on these notes ranged from 7.86% to 12.20% as of December 31, 1993, with a contractual weighted average interest rate of 10.60%. The Company utilized a series of fixed rate basis swaps totalling $341 million to lower this fixed rate to an effective weighted average interest rate of 9.61%.

     As of December 31, 1993 the Company had $163 million of floating rate senior notes outstanding. Contractual interest rates on these notes ranged from 3.87% to 4.43% as of December 31, 1993, with a contractual weighted average interest rate of 4.38%. Included in floating rate senior notes outstanding were $148 million of borrowings from a subsidiary of Holdings, the recourse of which is limited to certain fixed assets. Interest rates on these related party borrowings are based on the subsidiary's cost of funds. As of December 31, 1993, the effective weighted average interest rate on these related party borrowings was 4.43%.

     The Company's interest in 3 World Financial Center is financed with fixed rate senior notes totalling $384 million as of December 31, 1993. Of this amount, $301 million is guaranteed by American Express with a portion of these notes being collateralized by certain mortgage obligations. The remaining $83 million of debt supporting the Company's interest in 3 World Financial Center was loaned to the Company by American Express, the recourse of which is limited to certain fixed assets.

     During 1993, the Company utilized proceeds from the sale of Shearson to repay $570 million of sole recourse notes from a subsidiary of Holdings, which supported buildings and certain fixed assets sold to Travelers.

     Of the fixed rate senior notes maturing in 1996, $102 million are an obligation of a subsidiary of LBI and are guaranteed by Holdings.

     As of December 31, 1993, the fair value of the Company's senior notes was approximately $678 million ($1,335 million in 1992) which exceeded the aggregate carrying value of the notes outstanding by approximately $25 million ($58 million in 1992). For purposes of this fair value calculation, the carrying value of variable rate debt that reprices within a year and fixed rate debt which matures in less than six months approximates fair value. For the remaining portfolio, fair value was estimated using either quoted market prices or discounted cash flow analyses based on the Company's current borrowing rates for similar types of borrowing arrangements. Unrecognized gains on interest rate swaps and other transactions used by the Company to manage its interest rate risk within the senior notes portfolio were $6 million and $7 million as of December 31, 1993 and 1992, respectively. The unrecognized gains on these transactions reflect the estimated amounts the Company would receive if the agreements were terminated as calculated based upon market rates as of December 31, 1993 and 1992, respectively.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

10.  SUBORDINATED INDEBTEDNESS:

                                                                     DECEMBER 31,
                                                     ---------------------------------------------
                                                     CONTRACTUAL    CONTRACTUAL     1993     1992
    MATURING IN                                      FIXED RATE    FLOATING RATE   TOTAL    TOTAL
    -----------------------------------------------  -----------   -------------   ------   ------
                                                                     (IN MILLIONS)
    1993...........................................                                         $  750
    1994...........................................    $   986         $ 194       $1,180    1,252
    1995...........................................        405            49          454
    1996...........................................        256           150          406      296
    1997...........................................        341                        341      191
    1998...........................................        200                        200
    1999 and thereafter............................        472                        472      606
                                                     -----------      ------       ------   ------
              Total................................    $ 2,660         $ 393       $3,053   $3,095
                                                     -----------      ------       ------   ------
                                                     -----------      ------       ------   ------

     As of December 31, 1993, the Company had $2,660 million of fixed rate subordinated indebtedness outstanding. Contractual interest rates on this indebtedness ranged from 5.75% to 13.13% as of December 31, 1993, with an effective weighted average rate of 8.52%. The Company entered into interest rate swap contracts which effectively converted $425 million of this debt to floating rates based on the London Interbank Offered Rate "LIBOR". Exclusive of this $425 million, the Company utilized a series of fixed rate basis swaps totalling $1,949 million to lower the fixed rate of this portfolio to an effective weighted average interest rate of 7.45% as of December 31, 1993.

     As of December 31, 1993, the Company had $393 million of floating rate subordinated indebtedness outstanding. Contractual interest rates on this indebtedness are primarily based on LIBOR and ranged from 2.91% to 4.13% as of December 31, 1993, with an effective weighted average rate of 3.75%. Including the effect of the $425 million of fixed rate indebtedness swapped to floating rates at an effective weighted average rate of 3.58%, the effective weighted average rate of the Company's floating rate subordinated indebtedness was 3.66%.

     Of the Company's subordinated indebtedness outstanding as of December 31, 1993, $160 million is repayable prior to maturity at the option of the holder. This obligation is reflected in the above table as maturing in 1996, the year in which the holder has the option to redeem the debt at par value, rather than its contractual maturity of 2003.

     Subordinated borrowings from Holdings and subsidiaries of Holdings were $1,183 million as of December 31, 1993, all of which were at a fixed rate. Interest rates on these related party borrowings are based on Holdings', and subsidiaries of Holdings' cost of funds and ranged from 6.12% to 13.13% as of December 31, 1993, with an effective weighted average rate of 7.57%. Of this amount, $100 million (which is included in the $425 million swapped indebtedness discussed previously) was swapped to floating rates based on LIBOR, with an effective weighted average rate of 3.09%. Excluding this $100 million, the effective weighted average rate of related party borrowings was 7.07%.

     As of December 31, 1993, $2,211 million of the total subordinated indebtedness outstanding was senior subordinated indebtedness.

     As of December 31, 1993 the fair value of the Company's subordinated indebtedness was approximately $3,198 million ($3,212 million in 1992) which exceeded the aggregate carrying value of the notes outstanding by approximately $145 million ($117 million in 1992). Unrecognized gains on interest rate swaps and other transactions used by the Company to manage its interest rate risk on the debt was $49 million and $77 million at December 31, 1993 and 1992, respectively.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

11.  CHANGE IN ACCOUNTING PRINCIPLES:

Accounting for Postretirement Benefits

     Effective January 1, 1992, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," for the Company's retiree health and other welfare benefit plans. This accounting pronouncement requires the current recognition of these benefits as expenses based upon actuarially determined projections of the benefits provided. The cumulative effect of adopting SFAS No. 106 reduced 1992 net income by $76 million (net of taxes of $52 million). Of this amount, $5 million (net of taxes of $3 million) related to discontinued operations. Prior to the adoption of this accounting principle, the Company recorded these benefits as they were paid.

Accounting for Income Taxes

     The Financial Accounting Standards Board ("FASB") issued SFAS No. 109, "Accounting for Income Taxes," which superseded SFAS No. 96, the accounting standard that the Company had followed since 1987. The primary difference between this accounting standard and SFAS No. 96, lies in the manner in which income tax expense is determined. SFAS No. 96 provided for significantly more restrictive criteria prior to the recognition of deferred tax assets. Under the provisions of SFAS No. 109, deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years and for tax loss carryforwards, if, in the opinion of management, it is more likely than not that the tax benefit will be realized. A valuation allowance is recognized, as a reduction of the deferred tax asset, for that component of the net deferred tax asset which does not meet the more likely than not criterion for realization.

     The Company adopted SFAS No. 109 as of January 1, 1992 and recorded a $68 million increase in consolidated net income from the Cumulative effect of a change in accounting principle, $64 million of which related to discontinued operations. In addition, the Company reduced goodwill by $258 million related to the recognition of deferred tax benefits attributable to the Company's 1988 acquisition of The E.F. Hutton Group Inc. (now known as LB I Group Inc., "Hutton").

12.  PENSION PLANS:

     The Company participates in several noncontributory defined benefit pension plans sponsored by Holdings. The cost of pension benefits for eligible employees, measured by length of service, compensation and other factors, is currently being funded through trusts established under the plans. Funding of retirement costs for the applicable plans complies with the minimum funding requirements specified by the Employee Retirement Income Security Act of 1974, as amended. Plan assets consist principally of equities and bonds.

     Total expense related to pension benefits amounted to $16 million, $23 million and $27 million for the years ended December 31, 1993, 1992 and 1991, respectively, and consisted of the following components (in millions):

                                                            YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------
                                                     1993            1992            1991
                                                  -----------     -----------     -----------
    Service cost -- benefits earned during the
      period....................................         $ 24            $ 29            $ 24
    Interest cost on projected benefit
      obligation................................           36              42              37
    Actual return on plan assets................  $(59)           $(47)           $(70)
    Net amortization and deferral...............    15    (44)      (1)   (48)      36    (34)
                                                  ----   ----     ----   ----     ----   ----
                                                         $ 16            $ 23            $ 27
                                                         ----            ----            ----
                                                         ----            ----            ----

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

     The following table sets forth the funded status of the Company's defined benefit plans (in millions):

                                                                           DECEMBER 31,
                                                                          ---------------
                                                                          1993      1992
                                                                          -----     -----
    Actuarial present value of benefit obligations:
      Vested benefit obligation.........................................  $(317)    $(459)
                                                                          -----     -----
                                                                          -----     -----
      Accumulated benefit obligation....................................  $(322)    $(476)
                                                                          -----     -----
                                                                          -----     -----
    Projected benefit obligation........................................  $(338)    $(533)
    Plan assets at fair value...........................................    367       556
                                                                          -----     -----
    Plan assets in excess of projected benefit obligation...............     29        23
    Unrecognized net loss (gain)........................................     94       (13)
    Unrecognized net asset..............................................     (9)       (1)
                                                                          -----     -----
    Pension asset recognized in the Consolidated Balance Sheet..........  $ 114     $   9
                                                                          -----     -----
                                                                          -----     -----

     The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation for the Company's plans was 7.25% for 1993 and 8.25% for 1992. The rate of increase in future compensation levels used was 5.5% and 6.0% for 1993 and 1992, respectively. The expected long-term rate of return on assets was 9.75% for 1993 and 1992.

     During 1993, the Company incurred a settlement and curtailment in relation to the Primerica Transaction. The net gain of approximately $26 million (pre-tax) is included in the loss on sale of Shearson.

13.  POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS:

     The Company participates in several defined benefit health care plans sponsored by Holdings that provide health care, life insurance and other postretirement benefits to retired employees. The health care plans include participant contributions, deductibles, co-insurance provisions and service-related eligibility requirements. The Company funds the cost of these benefits as they are incurred.

     Net periodic postretirement benefit cost for the years ending December 31, 1993 and 1992 consisted of the following components (in millions):

                                                                              YEAR ENDED
                                                                             DECEMBER 31,
                                                                             -------------
                                                                             1993     1992
                                                                             ----     ----
    Service cost...........................................................  $ 2      $ 3
    Interest cost..........................................................    8       10
                                                                             ----     ----
    Net periodic postretirement benefit cost...............................  $10      $13
                                                                             ----     ----
                                                                             ----     ----

     The Company previously accounted for the cost of these benefits by expensing the amount the Company paid. For the year ending December 31, 1991, $2.5 million was paid for such benefits.

     During 1993, the Company incurred a curtailment in relation to the Primerica Transaction. The net gain of approximately $56 million (pre-tax) is included in the loss on sale of Shearson.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

     The following table sets forth the amount recognized in the Consolidated Balance Sheet for the Company's postretirement benefit plans (other than pension plans) at December 31, 1993 and 1992 (in millions):

                                                                            DECEMBER 31,
                                                                            -------------
                                                                            1993     1992
                                                                            ----     ----
    Accumulated postretirement benefit obligation
      Retirees............................................................  $48      $ 43
      Fully eligible active plan participants.............................    7        40
      Other active plan participants......................................    7        32
                                                                            ----     ----
                                                                             62       115
    Unrecognized net gain.................................................   12        10
                                                                            ----     ----
    Accrued postretirement benefit cost...................................  $74      $125
                                                                            ----     ----
                                                                            ----     ----

     The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% in 1993 and 8.5% in 1992.

     The weighted average annual assumed health care cost trend rate is 13% in 1994 and is assumed to decrease at the rate of 1% per year to 7% in 2000 and remain at that level thereafter. An increase in the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1993 by approximately $1.4 million.

     In November 1992, the FASB issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires the accrual of obligations associated with services rendered to date for employee benefits accumulated or vested for which payment is probable and can be reasonably estimated. The Company will record a charge to reflect a cumulative effect of a change in accounting principle of approximately $13 million after-tax in the first quarter of 1994.

14.  INCOME TAXES:

     The Company's taxable income is included in the consolidated U.S. federal income tax return of American Express and in combined state and local tax returns with other affiliates of American Express. The income tax provision is computed in accordance with the income tax allocation agreement among Holdings, the Company and American Express. Under the agreement, the Company receives income tax benefits for net operating losses ("NOLs"), future tax deductions and foreign tax credits that are recognizable on a stand-alone basis, or a share, derived by formula, of such losses, deductions and credits that are recognizable on American Express' consolidated income tax return. Intercompany taxes are remitted to or from American Express when they are otherwise due to or from the relevant taxing authority. The balances due to Holdings at December 31, 1993 and 1992 were $180 million and $54 million, respectively, and are included in Accrued liabilities and other payables in the accompanying Consolidated Balance Sheet.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

     The provision (benefit) for income taxes from continuing operations consists of the following (in millions):

                                                                   YEAR ENDED DECEMBER 31,
                                                                   -----------------------
                                                                   1993      1992     1991
                                                                   -----     ----     ----
    Current
      Federal....................................................  $ 218     $127     $ 50
      State......................................................    115       44       38
      Foreign....................................................      7        3        3
                                                                   -----     ----     ----
                                                                     340      174       91
                                                                   -----     ----     ----
    Deferred
      Federal....................................................    (75)     (24)     (26)
      State......................................................    (31)      (3)
                                                                   -----     ----     ----
                                                                    (106)     (27)     (26)
                                                                   $ 234     $147     $ 65
                                                                   -----     ----     ----
                                                                   -----     ----     ----

     During the third quarter of 1993, the U.S. federal income tax rate was increased to 35% from 34%, effective January 1, 1993. The Company's 1993 tax provision includes a one-time benefit of approximately $8 million from the impact of the rate change on the Company's net deferred tax assets as of January 1, 1993.

     Income from continuing operations before taxes included $41 million, $1 million and $11 million that is subject to income taxes of foreign jurisdictions for 1993, 1992 and 1991, respectively.

     The income tax provision differs from that computed by using the statutory federal income tax rate for the reasons shown below (in millions):

                                                                     YEAR ENDED DECEMBER
                                                                             31,
                                                                    ----------------------
                                                                    1993     1992     1991
                                                                    ----     ----     ----
    Federal income tax (benefit) provision at statutory rate.....   $(51)    $108     $ 96
    State and local taxes........................................     54       29       25
    Tax-exempt interest and dividends............................    (24)      (4)      (2)
    Write-off of goodwill related to the sale of Shearson........    263
    Amortization of goodwill.....................................      9       14       17
    Decrease in unrecognized deferred tax benefits...............                      (71)
    U.S. federal rate change.....................................     (8)
    Other........................................................     (9)
                                                                    ----     ----     ----
                                                                    $234     $147     $ 65
                                                                    ----     ----     ----
                                                                    ----     ----     ----

     Deferred income tax assets and liabilities result from the recognition of temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in differences between income for tax purposes and income for consolidated financial statement purposes in future years.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

     At December 31, 1993 and 1992, the Company's net deferred tax (liabilities) assets from continuing operations consisted of the following (in millions):

                                                                            DECEMBER 31,
                                                                            -------------
                                                                            1993     1992
                                                                            ----     ----
    Deferred tax assets...................................................  $119     $374
    Less: Valuation allowance.............................................   116      174
                                                                            ----     ----
    Deferred tax assets net of valuation allowance........................     3      200
    Deferred tax liabilities..............................................   (39)     (52)
                                                                            ----     ----
      Net deferred tax (liabilities) assets from continuing operations....  $(36)    $148
                                                                            ----     ----
                                                                            ----     ----

     At December 31, 1993 and 1992, deferred tax assets consisted primarily of reserves not yet deducted for tax purposes of $78 million and $144 million, respectively, and tax return NOLs of $38 million and $220 million, respectively. At December 31, 1993 and 1992, deferred tax liabilities consist primarily of unrealized trading and investment gains of $33 million and $44 million, respectively.

     During 1993, the Company increased deferred tax assets by approximately $65 million related to transactions arising from the sale of The Boston Company. In addition, in accordance with the tax sharing agreement with Holdings, the Company was reimbursed for $169 million and $99 million of net deferred tax assets in 1993 and 1992, respectively.

     The net deferred tax (liability) asset is included in Deferred expenses and other assets in the accompanying Consolidated Balance Sheet. At December 31, 1993, the valuation allowance recorded against deferred tax assets from continuing operations was $116 million as compared to $174 million at December 31, 1992. The reduction in the valuation allowance was primarily attributable to 1993 utilization of tax return NOLs for which a valuation allowance was previously established. Of the $116 million valuation allowance at December 31, 1993, approximately $100 million will reduce goodwill if future circumstances permit recognition.

     For tax return purposes, the Company has approximately $145 million of NOL carryforwards, all of which are attributable to the 1988 acquisition of Hutton. Substantially all of the NOLs are scheduled to expire in the years 1999 through 2007. A portion of the valuation allowance discussed above relates to these NOLs. It is anticipated that approximately $15 million of these NOLs will be transferred to American Express in connection with the Distribution discussed in
Note 2, the benefit of which had not been reflected in the financial statements.

15.  EMPLOYEE STOCK OWNERSHIP PLAN

     During 1993, Lehman Brothers established the Lehman Brothers Inc. Employee Ownership Plan (the "Employee Ownership Plan") pursuant to which certain key employees of Holdings deferred a percentage of their 1993 salary and bonus for the purchase of certain Phantom Units of Holdings. Each Phantom Unit is comprised of a phantom equity interest representing a notional interest in a share of common stock, $.10 par value per share ("Common Stock"), of Holdings ("Phantom Share") and the right to receive a certain amount in cash with respect to a Phantom Share ("Cash Right"). Phantom Shares were available for "purchase" through voluntary and mandatory deferrals of 1993 compensation. In accordance with the terms of the Plan, Phantom Units will be converted to the Common Stock contemporaneously with the effectiveness of the Distribution. See Note 2.

     The Company will recognize compensation expense in 1994 equal to (i) the increase in book value attributable to the Phantom Shares and (ii) the excess, if any, of the market value of the Common Stock on

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
the Distribution Date issued pursuant to the Phantom Share conversion over the price paid by employees for the Phantom Shares.

16.  CAPITAL REQUIREMENTS:

     As registered broker-dealers, LBI and certain of its subsidiaries are subject to the Net Capital Rule (Rule 15c3-1, the "Rule") promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The New York Stock Exchange, Inc. and the National Association of Securities Dealers, Inc. monitor the application of the Rule by LBI and such subsidiaries, as the case may be. LBI and such subsidiaries compute net capital under the alternative method of the Rule which requires the maintenance of minimum net capital, as defined. A broker-dealer may be required to reduce its business if net capital is less than 4% of aggregate debit balances or 6% of the funds required to be segregated pursuant to the Commodity Exchange Act (the "Commodity Act") and the regulations thereunder, if greater. A broker-dealer may also be prohibited from expanding its business or paying cash dividends if resulting net capital would be less than 5% of aggregate debit balances or 7% of the funds required to be segregated pursuant to the Commodity Act and the regulations thereunder, if greater. In addition, the Rule does not allow withdrawal of subordinated capital if net capital would be less than 5% of such debit balances or 7% of the funds required to be segregated pursuant to the Commodity Act and the regulations, thereunder, if greater.

     The Rule also limits the ability of broker-dealers to transfer large amounts of capital to parent companies and other affiliates. Under the Rule, equity capital cannot be withdrawn from a broker-dealer without the prior approval of the Commission when net capital after the withdrawal would be less than 25% of its securities positions haircuts (which are deductions from capital of certain specified percentages of the market value of securities to reflect the possibility of a market decline prior to disposition). In addition, the Rule requires broker-dealers to notify the Commission and the appropriate self-regulatory organization two business days before the withdrawal of excess net capital if the withdrawal would exceed the greater of $500,000 or 30% of the broker-dealer's excess net capital, and two business days after a withdrawal that exceeds the greater of $500,000 or 20% of excess net capital.

     Finally, the Rule authorizes the Commission to order a freeze on the transfer of capital if a broker-dealer plans a withdrawal of more than 30% of its excess net capital and the Commission believes that such a withdrawal would be detrimental to the financial integrity of the firm or would jeopardize the broker-dealer's ability to pay its customers. At December 31, 1993, LBI's net capital aggregated $1,339 million and was $1,293 million in excess of minimum requirement. Also at December 31, 1993, Lehman Government Securities Inc., a wholly owned subsidiary of LBI, had net capital which aggregated $184 million and was $161 million in excess of minimum requirement.

     The Company is subject to other domestic and international regulatory requirements. As of December 31, 1993, the Company believes it is in material compliance with all such requirements.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

17.  COMMITMENTS AND CONTINGENCIES:

     The Company leases office space and equipment and has entered into ground leases with the City of New York or its agencies. For each of the years ended December 31, 1993, 1992 and 1991, total rent expense was $163 million, $248 million and $246 million, respectively. Minimum future rental commitments under noncancellable operating leases (net of subleases of $660 million) are as follows (in millions):

                                        YEAR                                  AMOUNT
        --------------------------------------------------------------------  ------
        1994................................................................   $ 30
        1995................................................................     29
        1996................................................................     25
        1997................................................................     19
        1998................................................................     14
        1999 and thereafter.................................................     81
                                                                              ------
                                                                               $198
                                                                              ------
                                                                              ------

     Certain leases on office space contain escalation clauses providing for additional rentals based upon maintenance, utility and tax increases.

     On October 13, 1993, Holdings executed a 16 year lease at 101 Hudson Street in Jersey City, New Jersey. The lease, which commences in August 1994, obligates Holdings to make minimum lease payments of approximately $87 million over its term. Upon commencement, a substantial portion of these lease payments will be allocated to the Company based upon Holdings' method for allocating certain intercompany charges. The lease commitment amounts presented above do not reflect these allocations which have yet to be finalized.

     In the normal course of its business, the Company has been named a defendant in a number of lawsuits and other legal proceedings. After considering all relevant facts, available insurance coverage and the opinions of outside counsel, in the opinion of the Company such litigation will not, in the aggregate, have a material adverse effect on the Company's consolidated financial statements.

Financial Instruments with Off-Balance-Sheet Risk

     In the normal course of business, the Company enters into financial instrument transactions to conduct its trading activities, to satisfy the financial needs of its clients and to manage its own exposure to credit and market risks. Many of these financial instruments typically have off-balance-sheet risk resulting from their nature including the terms of settlement. These instruments can be broadly categorized as interest rate and currency swaps, caps, collars, floors, swaptions and similar instruments (collectively "Swap Products"), foreign currency products, equity related products, commitments and guarantees and certain other instruments.

     Market risk arises from the possibility that market changes, including interest and foreign exchange rate movements, may make financial instruments less valuable. Credit risk results from the possibility that a loss may occur from the failure of another party to perform according to the terms of a contract. The Company has extensive control procedures regarding the extent of the Company's transactions with specific counterparties, the manner in which transactions are settled and the ongoing assessment of counterparty creditworthiness.

     The notional or contract amounts disclosed below provide a measure of the Company's involvement in such instruments but are not indicative of potential loss. Management does not anticipate any material adverse effect to its financial position or results of operations as a result of its involvement in these instruments. In many cases, these financial instruments serve to reduce, rather than increase, market risk.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

     The Company enters into interest rate contracts as principal in its trading operations or as an integral part of its interest rate risk management. These contracts include Swap Products, financial future contracts and forward security contracts.

     The notional or contractual amounts of these instruments are set forth below (in millions):

                                                                       NOTIONAL/CONTRACT
                                                                            AMOUNT
                                                                     ---------------------
                                                                       1993         1992
                                                                     --------     --------
    Swap Products..................................................  $274,018     $112,897
    Financial futures:
      To purchase..................................................    89,055       27,320
      To sell......................................................    51,234       21,203
    Forward contracts:
      Securities:
         To purchase...............................................    51,789       20,936
         To sell...................................................    46,535       21,758
      Foreign exchange:
         To purchase...............................................   116,484       47,377
         To sell...................................................   117,832       49,404
    Options written:
      Securities...................................................    65,856        4,059
      Foreign exchange.............................................        58           84
                                                                     --------     --------
                                                                     $812,861     $305,038
                                                                     --------     --------
                                                                     --------     --------

     The majority of the Company's off-balance-sheet transactions are short-term in duration with a weighted average maturity of approximately 1.83 years as of December 31, 1993 and 1.69 years as of December 31, 1992. Presented below is a maturity schedule for the notional/contractual amounts outstanding for Swap Products and other off-balance-sheet instruments (in millions):

        1994..............................................................  $566,417
        1995..............................................................    70,818
        1996..............................................................    42,599
        1997..............................................................    15,809
        1998..............................................................    82,288
        1999 and thereafter...............................................    34,930
                                                                            --------
                                                                            $812,861
                                                                            --------
                                                                            --------

     At December 31, 1993, the replacement cost of contracts in a gain position not recorded on the Company's Consolidated Balance Sheet is as follows (in millions):

        Swap Products......................................................  $ 1,962
        Forward and other contracts........................................    1,004
                                                                             -------
                                                                               2,966
          Less: Amounts recorded on the Consolidated Balance Sheet.........   (1,278)
                                                                             -------
        Credit exposure not recorded on the Consolidated Balance Sheet.....  $ 1,688
                                                                             -------
                                                                             -------

     As of December 31, 1993 and 1992, the Company was contingently liable for $463 million and $822 million, respectively, of letters of credit primarily used to provide collateral for securities and commodities borrowed and to satisfy margin deposits at option and commodity exchanges and other financial guarantees.

     As of December 31, 1993 and 1992, the Company had pledged or otherwise transferred securities, primarily fixed income, having a market value of $21.3 billion and $14.5 billion, respectively, as collateral for securities borrowed or otherwise received having a market value of $21.1 billion and $14.2 billion, respectively.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

     Securities sold but not yet purchased represent obligations of the Company to purchase the securities at prevailing market prices. Therefore, the future satisfaction of such obligations may be for an amount greater or less than the amount recorded.

     The Company's customer activities may expose it to off-balance-sheet credit risk. The Company may be required to purchase or sell financial instruments at prevailing market prices in the event of the failure of a customer to settle trades on their original terms, or in the event cash and securities in customer accounts are not sufficient to fully cover customer losses. The Company seeks to control the risks associated with customer activities through the use of systems and procedures for financial instruments with off-balance-sheet risk.

     Subsidiaries of the Company, as general partner, are contingently liable for the obligations of certain public and private limited partnerships organized as pooled investment funds or engaged primarily in real estate activities. In the opinion of the Company, contingent liabilities, if any, for the obligations of such partnerships will not in the aggregate have a material adverse effect on the Company's consolidated financial position or results of operations.

Concentrations of Credit Risk

     As a major securities firm, the Company is actively involved in securities underwriting, distribution and trading. These and other related services are provided on a worldwide basis to a large and diversified group of clients and customers, including multinational corporations, governments, emerging growth companies, financial institutions and individual investors.

     A substantial portion of the Company's securities and commodities transactions is collateralized and is executed with and on behalf of commercial banks and other institutional investors, including other brokers and dealers. The Company's exposure to credit risk associated with the non-performance of these customers and counterparties in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile or illiquid trading markets which may impair the ability of customers and counterparties to satisfy their obligations to the Company.

     Securities and other financial instruments owned by the Company include U.S. government and agency securities and securities issued by U.S. governments which, in the aggregate, represented 18.9% of the Company's total assets at December 31, 1993. In addition, substantially all of the collateral held by the Company for resale agreements or bonds borrowed, which together represented 47.5% of total assets at December 31, 1993, consisted of securities issued by the U.S. government and federal agencies. In addition to these specific exposures, the Company's most significant concentration is financial institutions, which include other brokers and dealers, commercial banks and institutional clients. This concentration arises in the normal course of the Company's business.

     Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts related to Certain Contracts" ("FIN No. 39"), was issued in March 1992. Effective for balance sheets after January 1, 1994, FIN No. 39 restricts the current industry practice of offsetting certain receivables and payables. Although the implementation of this standard is expected to substantially increase gross assets and liabilities, the Company believes that its results of operations and overall financial condition will not be affected. The FASB has instructed its staff to explore modifying FIN No. 39 to create certain exceptions, which, if enacted, would substantially mitigate the increase in the Company's gross assets and liabilities expected to initially result from the implementation of FIN No. 39.

18.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     In 1992, the Company adopted SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," which requires disclosure of the fair values of most on- and off-balance-sheet financial instruments for which it is practicable to estimate that value. The scope of SFAS No. 107 excludes certain financial instruments, such

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
as trade receivables and payables when the carrying value approximates the fair value, employee benefit obligations and all non-financial instruments, such as land, buildings and equipment and goodwill. The fair values of the financial instruments are estimates based upon current market conditions and perceived risks and require varying degrees of management judgment.

     For the majority of the Company's assets and liabilities which fall under the scope of SFAS No. 107, book value approximates fair value, with the exception of senior notes and subordinated indebtedness. See Notes 9 and 10.

19.  RELATED PARTY TRANSACTIONS:

     In the normal course of business, the Company engages in various securities trading, investment banking and financing activities with Holdings, American Express and many of their affiliates (the "Related Parties"). In addition, various charges, such as occupancy, administration and computer processing are allocated between the Related Parties, based upon specific identification and allocation methods.

     In addition, Holdings and other subsidiaries of Holdings raise money through short and long term funding in the capital markets, which it uses to fund the operations of certain of the Company's wholly owned subsidiaries. Advances from Holdings and other affiliates were $5,063 million and $4,523 million at December 31, 1993 and 1992, respectively.

     In connection therewith, advances from Holdings aggregating approximately $3.6 billion and $4.1 billion at December 31, 1993 and 1992, respectively, are generally payable on demand, and the average rate of interest charged, which is computed primarily based on Holdings' average daily cost of funds, was 3.6% and 4.1% for the years ended December 31, 1993 and 1992, respectively. Interest charges incurred during 1993, 1992 and 1991 from Holdings, including interest charges on subordinated and senior debt issued to Holdings, amounted to $227 million, $214 million and $273 million, respectively. In addition, the Company has advances from other affiliates of Holdings aggregating approximately $1.5 billion and $442 million, at December 31, 1993 and 1992, respectively, with various repayment terms. The Company also has notes and other receivables due from Holdings and other subsidiaries of Holdings aggregating approximately $1.6 billion and $1.1 billion at December 31, 1993 and 1992, respectively, with various repayment terms.

     In 1992, the Company issued one share of its common stock to Holdings for $100 million. During 1993, the Company issued an additional three shares of its common stock to Holdings for $430 million.

     A wholly owned subsidiary of the Company has outstanding 1,000 shares of its 9% Cumulative Preferred Stock, Series A (the "Preferred Stock"), which it issued for an aggregate purchase price of $750,000,000 to a wholly owned subsidiary of Holdings for $1,000 in cash and a promissory note of $749,999,000 bearing interest at a rate equal to the holder's cost of funds (the "Note"). Interest income for the years ended December 31, 1993, 1992 and 1991 includes $28 million, $36 million and $50 million, respectively, from the Note. The dividend requirement on the Preferred Stock, as reflected on the Company's Consolidated Statement of Operations was $68 million for each of the years ended December 31, 1993, 1992 and 1991.

     The Company believes that amounts arising through related party transactions, including those allocated expenses referred to above, are reasonable and approximate the amounts that would have been recorded if the Company operated as an unaffiliated entity.

20.  OTHER CHARGES:

     During the first quarter of 1993, the Company provided $141 million pre-tax ($93 million after-tax) of non-core business reserves. Of this amount, $21 million pre-tax ($14 million after-tax) relates to certain non-core partnership syndication activities in which the Company is no longer actively engaged. The remaining

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

$120 million pre-tax ($79 million after-tax) relates to reserves recorded in anticipation of the sale of SLHMC. Such sale was completed during the third quarter of 1993.

21.  QUARTERLY INFORMATION (UNAUDITED):

     Selected quarterly results for year ended December 31, 1993 were as follows (in millions):

                                                                      QUARTER ENDED
                                                ---------------------------------------------------------
                                                MARCH 31      JUNE 30      SEPTEMBER 30      DECEMBER 31
                                                ---------     --------     -------------     ------------
Net revenues..................................   $ 1,372       $1,394          $ 901             $679
Expenses......................................     1,919        1,242            785              546
                                                ---------     --------        ------           ------
  Income (loss) from continuing operations
     before taxes and preferred dividend of
     subsidiary...............................      (547)         152            116              133
Provision for income taxes....................       102           62             37               33
  Income (loss) from continuing operations and
     preferred dividend of subsidiary.........      (649)          90             79              100
Income from discontinued operations, net of
  taxes Income from operations................        24
  Gain on disposal............................       165
                                                ---------     --------        ------           ------
                                                     189
                                                ---------     --------        ------           ------
  Income (loss) before preferred dividend of
     subsidiary...............................      (460)          90             79              100
Preferred dividend of subsidiary..............        17           17             17               17
                                                ---------     --------        ------           ------
  Net income (loss)...........................   $  (477)      $   73          $  62             $ 83
                                                ---------     --------        ------           ------
                                                ---------     --------        ------           ------

     The results for the first quarter of 1993 reflect a loss on the Primerica Transaction of $630 million ($535 million pre-tax) and reserves for non-core businesses of $93 million ($141 million pre-tax).

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

     Quarterly results for year ended December 31, 1992 were as follows (in millions):

                                                                      QUARTER ENDED
                                                ---------------------------------------------------------
                                                MARCH 31      JUNE 30      SEPTEMBER 30      DECEMBER 31
                                                ---------     --------     -------------     ------------
Net revenues..................................   $ 1,328       $1,308         $ 1,149           $1,162
Expenses......................................     1,178        1,174           1,109            1,167
                                                ---------     --------     -------------     ------------
  Income (loss) from continuing operations
     before taxes, cumulative effect of
     changes in accounting principles and
     preferred dividend of subsidiary.........       150          134              40               (5)
Provision for (benefit from) income taxes.....        66           64              21               (4)
                                                ---------     --------     -------------     ------------
  Income (loss) from continuing operations
     before cumulative effect of changes in
     accounting principles and preferred
     dividend of subsidiary...................        84           70              19               (1)
Income from discontinued operations, net of
  taxes.......................................        19           20              17               21
                                                ---------     --------     -------------     ------------
  Income before cumulative effect of changes
     in accounting principles and preferred
     dividend of subsidiary...................       103           90              36               20
Cumulative effect of changes in accounting
  principles..................................        (8)
Preferred dividend of subsidiary..............        17           17              17               17
                                                ---------     --------     -------------     ------------
  Net income..................................   $    78       $   73         $    19           $    3
                                                ---------     --------     -------------     ------------
                                                ---------     --------     -------------     ------------

     The results for the fourth quarter reflect a $22 million after-tax ($33 million pre-tax) write-down in the carrying value of certain real estate investments, and $19 million after-tax ($29 million pre-tax) net revenues primarily from asset management fees, the basis for the calculation of which was revised during the quarter retroactive to January 1, 1992.

                                                                     SCHEDULE II

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

           AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
               PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993

                                                           YEAR ENDED DECEMBER 31, 1993
                                              ------------------------------------------------------
                                               BALANCE AT
                                              BEGINNING OF                  AMOUNT      BALANCE AT
               NAME OF DEBTOR                    PERIOD      ADDITIONS    COLLECTED    END OF PERIOD
- --------------------------------------------  ------------   ----------   ----------   -------------
Edward Bruksch..............................   $  120,000                 $   30,000    $    90,000(1)
Fred Farina.................................      100,000    $  160,000                     260,000(2)
Peter Hunt..................................                    100,000                     100,000(3)
Todd C. Jorn................................                    105,000                     105,000(4)
Adam Shafiroff..............................       72,582                     22,582         50,000(5)
David Sitzer................................       60,000                     60,000
Kim Sullivan................................      125,000                    125,000
John Tuosto.................................      150,000                     93,500         56,500(6)
Helen Van Eeden.............................       73,474                     15,341         58,133(2)
Miriam Willard..............................                    100,000                     100,000(3)
Jacob Worenklein............................                    600,000                     600,000(7)
Others......................................    6,723,077        52,160    4,623,368      2,151,869(8)
                                              ------------   ----------   ----------   -------------
                                               $7,424,133    $1,117,160   $4,969,791    $ 3,571,502
                                              ------------   ----------   ----------   -------------
                                              ------------   ----------   ----------   -------------

                     See notes to Schedule II on page F-31

                                                                     SCHEDULE II

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

           AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
         PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES, CONTINUED
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993

                                                           YEAR ENDED DECEMBER 31, 1992
                                              ------------------------------------------------------
                                               BALANCE AT
                                              BEGINNING OF                  AMOUNT      BALANCE AT
               NAME OF DEBTOR                    PERIOD      ADDITIONS    COLLECTED    END OF PERIOD
- --------------------------------------------  ------------   ----------   ----------   -------------
Edward Bruksch..............................   $  150,000                 $   30,000    $   120,000
James Carbone...............................      200,000                    200,000
Brian Edmonds...............................      103,000    $  150,000      253,000
Fred Farina.................................                    100,000                     100,000
Joseph Gregory..............................      225,000                    225,000
La Brena Martin.............................      270,000                    270,000
Gordon Paris................................      250,000                    250,000
Martin Randall..............................       44,444                     44,444
Craig Schiffer..............................                    150,000      150,000
Adam Shafiroff..............................      145,000                     72,418         72,582
David Sitzer................................      180,000                    120,000         60,000
Mark Stevenson..............................                    200,000      200,000
Kim Sullivan................................                    125,000                     125,000
John Tuosto.................................                    150,000                     150,000
Helen Van Eeden.............................      115,000        16,267       57,793         73,474
Samuel Wasserman............................      225,000                    225,000
Richard Zielong.............................       90,000                     90,000
Others......................................    7,536,888     2,734,760    3,548,571      6,723,077
                                              ------------   ----------   ----------   -------------
                                               $9,534,332    $3,626,027   $5,736,226    $ 7,424,133
                                              ------------   ----------   ----------   -------------
                                              ------------   ----------   ----------   -------------

                                                                     SCHEDULE II

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

           AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
         PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES, CONTINUED
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993

                                                            YEAR ENDED DECEMBER 31, 1991
                                            ------------------------------------------------------------
                                             BALANCE AT
                                            BEGINNING OF                      AMOUNT        BALANCE AT
              NAME OF DEBTOR                   PERIOD        ADDITIONS      COLLECTED      END OF PERIOD
- ------------------------------------------  ------------     ----------     ----------     -------------
Edward Bruksch............................                   $  150,000                     $   150,000
James Carbone.............................                      200,000                         200,000
Brian Edmonds.............................                      103,000                         103,000
Joseph Gregory............................                      225,000                         225,000
La Brena Martin...........................                      270,000                         270,000
Gordon Paris..............................                      250,000                         250,000
Martin Randall............................   $   100,000                    $   55,556           44,444
Adam Shafiroff............................       175,818        145,000        175,818          145,000
David Sitzer..............................                      180,000                         180,000
Helen Van Eeden...........................       120,000         15,000         20,000          115,000
Samuel Wasserman..........................       125,000        100,000                         225,000
Richard Zielong...........................                      120,000         30,000           90,000
Others....................................     8,684,769      2,219,762      3,367,643        7,536,888
                                            ------------     ----------     ----------     -------------
                                             $ 9,205,587     $3,977,762     $3,649,017      $ 9,534,332
                                            ------------     ----------     ----------     -------------
                                            ------------     ----------     ----------     -------------

                                                                     SCHEDULE II

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

           AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
         PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES, CONTINUED
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993

NOTES TO PAGE F-28 OF SCHEDULE II

(1) Note is payable by March 1994. Interest accrues at the Company's margin rate.
(2) Notes are payable February 1994 vs. bonus. Interest accrues at the Company's margin rate.
(3) Note is payable February 1994 vs. bonus. Interest accrues at the Company's margin rate.
(4) Notes are payable February 1995 vs. bonus. Interest accrues at the Company's margin rate.
(5) Note is payable by payroll deductions of 10% of gross commissions up to $50,000 and all net commissions over $50,000, plus deferred compensation and investment banking fees. Interest accrues at the Company's margin rate.
(6) Note is payable by monthly payments of $1,000 plus 50% of any net bonus payable February 1994. Interest accrues at the Company's margin rate.
(7) Note is payable February 1994 vs. bonus. Note is noninterest bearing.
(8) Other includes employees who transferred to Smith Barney on July 31, 1993. In connection with this transfer Smith Barney paid the Company $2,263,202 for loans related to these individuals. The balance in other also represents loans to individuals who terminated employment and are outstanding at December 31, 1993.

                                                                     SCHEDULE IX

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

                             SHORT-TERM BORROWINGS

     Information pertaining to aggregate short-term borrowings during each of the three years in the period ended December 31, 1993 was as follows (dollars in billions):

                                                      WEIGHTED     MAXIMUM       AVERAGE      WEIGHTED
                                                      AVERAGE      AMOUNT        AMOUNT        AVERAGE
                                                      INTEREST   OUTSTANDING   OUTSTANDING    INTEREST
               CATEGORY OF AGGREGATE                  RATE AT    DURING THE    DURING THE    RATE DURING
               SHORT-TERM BORROWINGS                  YEAR-END     YEAR(1)       YEAR(2)     THE YEAR(3)
- ----------------------------------------------------  --------   -----------   -----------   -----------
Commercial Paper
  1993..............................................     3.5%       $ 3.2         $ 1.7          3.4%
  1992..............................................     4.0%       $ 3.2         $ 2.5          3.9%
  1991..............................................     5.5%       $ 1.9         $  .7          5.7%
Short-term Debt
  1993..............................................     3.7%       $ 4.2         $ 3.1          3.5%
  1992..............................................     3.8%       $ 4.0         $ 3.3          4.1%
  1991..............................................     5.4%       $ 4.6         $ 3.5          6.2%
Securities Sold Under Agreements to Repurchase
  1993..............................................     3.4%       $43.6         $38.1          3.3%
  1992..............................................     3.4%       $36.5         $31.0          3.8%
  1991..............................................     4.8%       $30.1         $24.6          6.0%

- ---------------
(1) The maximum amount outstanding was based on month end balances.

(2) The average borrowings were computed using the monthly amounts outstanding.

(3) Interest rates were determined by dividing the actual interest expense for the year by the average monthly amounts outstanding.

                                EXHIBIT INDEX

EXHIBIT
NUMBER                          DESCRIPTION
- ------                          -----------
EXHIBIT 3.1    Restated Certificate of Incorporation of the Registrant dated September 3,
               1981 (incorporated by reference to Exhibit 3.1 of the Registrant's Annual
               Report on Form 10-K for the year ended December 31, 1987).
EXHIBIT 3.2    Certificate of Amendment to Restated Certificate of Incorporation of the
               Registrant dated May 11, 1984 (incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31,
               1988).
EXHIBIT 3.3    Certificate of Amendment to Restated Certificate of Incorporation of the
               Registrant, dated March 6, 1985 (incorporated by reference to Exhibit 3.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31,
               1985).
EXHIBIT 3.4    Certificate of Amendment to Restated Certificate of Incorporation of the
               Registrant, dated August 31, 1987 (incorporated by reference to Exhibit 3.4 of the Registrant's Annual Report on Form 10-K for the year ended December
               31, 1987).
EXHIBIT 3.5    Certificate of Amendment to Restated Certificate of Incorporation of the
               Registrant, dated January 28, 1988 (incorporated by reference to Exhibit 3.5 of the Registrant's Annual Report on Form 10-K for the year ended December
               31, 1987).
EXHIBIT 3.6    Certificate of Amendment to Restated Certificate of Incorporation of the
               Registrant dated July 19, 1990 (incorporated by reference to Exhibit 3.6 of the Registrant's Annual Report on Form 10-K for the year ended December 31,
               1990).
EXHIBIT 3.7    By-Laws of the Registrant, amended as of July 1, 1991 (incorporated by reference to Exhibit 3.7 to the Registrant's Annual Report on Form 10-K for
               the year ended December 31, 1992).
EXHIBIT 4.1    The instruments defining the rights of holders of the long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the Securities and Exchange
               Commission upon request.
EXHIBIT 10.1   Lease and Land Disposition Agreement, dated as of September 14, 1984, between
               Shearson Lehman Construction Inc. and The City of New York (incorporated by reference to Exhibit 10.16 of the Registrant's Registration Statement on Form
               S-1 (Reg. No. 33-12976)).
EXHIBIT 10.2   Form of Agreement of Tenants-In-Common by and among American Express Company,
               American Express Bank Ltd., American Express Travel Related Services Company,
               Inc., Shearson Lehman Brothers Inc., Shearson Lehman Government Securities,
               Inc. and Shearson Lehman Commercial Paper Incorporated (incorporated by reference to Exhibit 10.17 of the Registrant's Registration Statement on Form
               S-1 (Reg. No. 33-12976)).
EXHIBIT 10.3   Stock Purchase Agreement, dated as of June 28, 1991, by and among National
               Express Company, Inc., The Balcor Company, Shearson Lehman Brothers Holdings
               Inc. and Shearson Lehman Brothers Inc. (incorporated by reference to Exhibit
               10.4 of the Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1991).
EXHIBIT 10.4   Stock Purchase Agreement, dated as of September 14, 1992, by and between
               Mellon Bank Corporation and Shearson Lehman Brothers Inc. (incorporated by reference to Exhibit 10.15 of Shearson Lehman Brothers Holdings Inc. Annual
               Report on Form 10-K for the year ended December 31, 1992).
EXHIBIT 10.5   Asset Purchase Agreement, dated as of March 12, 1993, by and among Primerica
               Corporation, Smith Barney, Harris Upham & Co. Incorporated and Shearson
               Lehman Brothers Inc. (incorporated by reference to Exhibit 10.16 of Shearson
               Lehman Brothers Holdings Inc. Annual Report on Form 10-K for the year ended
               December 31, 1992).
EXHIBIT 12     Computation in support of ratio of earnings to fixed charges.*
EXHIBIT 21     Pursuant to General Instruction J of Form 10-K, the list of the Registrant's subsidiaries is omitted.
EXHIBIT 23     Consent of Ernst & Young.*
EXHIBIT 24     Powers of Attorney.*

- ---------------
* Filed herewith.