Form 10-Q
period 1994-03-31
LEHMAN BROTHERS INC//
filed 1994-05-13
CIK 728586

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


      [ X ]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

                                       OR

      [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM ----------- TO ------------

                      FOR THE QUARTER ENDED MARCH 31, 1994
                         COMMISSION FILE NUMBER 1-6817

                              LEHMAN BROTHERS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                                             13-2518466
(STATE OR OTHER JURISDICTION OF INCORPORATION)                               (I.R.S. EMPLOYER IDENTIFICATION NO.)


          3 WORLD FINANCIAL CENTER
              NEW YORK, NEW YORK                                                              10285
             (ADDRESS OF PRINCIPAL                                                        (ZIP CODE)
                EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (212) 298-2000

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES     X    NO
                                               -------      ---------

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H 1 (a) AND (b) OF FORM 10-Q AND THEREFORE IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.

AS OF MAY 13, 1994, 1,005 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.10 PER SHARE, WERE ISSUED AND OUTSTANDING.
================================================================================

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1994

                                     INDEX

Part I.          FINANCIAL INFORMATION                                                                     Page Number
                 ---------------------                                                                     -----------
         Item 1.     Financial Statements

                          Consolidated Statement of
                            Operations - Three Months Ended
                            March 31, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . .      3

                          Consolidated Balance Sheet -
                            March 31, 1994 and
                            December 31, 1993       . . . . . . . . . . . . . . . . . . . . . . . . . . .      4

                          Consolidated Statement of
                            Cash Flows - Three Months Ended
                            March 31, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . .      6

                          Notes to Consolidated
                            Financial Statements    . . . . . . . . . . . . . . . . . . . . . . . . . . .      8

         Item 2.     Management's Discussion and
                     Analysis of Financial Condition
                     and Results of Operations        . . . . . . . . . . . . . . . . . . . . . . . . . .      15

Part II.             OTHER INFORMATION
                     -----------------

         Item 1.     Legal Proceedings      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      22


         Item 6.     Exhibits and Reports on Form 8-K           . . . . . . . . . . . . . . . . . . . . .      25

Signatures    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      26

EXHIBIT INDEX

Exhibits

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                                 (IN MILLIONS)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                      -------------------------
                                                                                        1994              1993
                                                                                        ----              ----
Revenues
   Market making and principal transactions                                            $  276            $  413
   Investment banking                                                                     137               195
   Commissions                                                                            121               470
   Interest and dividends                                                               1,353             1,226
   Other                                                                                   14               185
                                                                                       ------            ------
       Total revenues                                                                   1,901             2,489
   Interest expense                                                                     1,254             1,117
                                                                                       ------            ------
       Net revenues                                                                       647             1,372
                                                                                      -------            ------
Non-interest expenses
   Compensation and benefits                                                              336               872
   Communications                                                                          37                87
   Brokerage, commissions and clearance fees                                               36                23
   Occupancy and equipment                                                                 25                66
   Professional services                                                                   28                41
   Advertising and market development                                                      23                40
   Depreciation and amortization                                                           26                39
   Severance charge                                                                        27
   Other                                                                                   44                75
   Loss on sale of Shearson                                                                                 535
   Reserves for non-core businesses                                                                         141
                                                                                        -----            ------
        Total non-interest expenses                                                       582             1,919
                                                                                       ------            ------
Income (loss) from continuing operations before taxes
        and cumulative effect of change in accounting
        principle and preferred dividend of subsidiary                                     65              (547)
   Provision for income taxes                                                              24               102
                                                                                        -----            ------
Income (loss) from continuing operations before cumulative
         effect of change in accounting principle
         and preferred dividend of subsidiary                                              41              (649)
Income from discontinued operations, net of taxes
       Income from operations                                                                                24
       Gain on disposal                                                                                     165
                                                                                        -----            ------
                                                                                                            189
                                                                                        -----            ------
Income (loss) before cumulative effect of change in accounting
       principle and preferred dividend of subsidiary                                      41              (460)
    Cumulative effect of change in accounting principle                                   (13)
    Preferred dividend of subsidiary                                                      (17)              (17)
                                                                                       ------             -----
Net income (loss)                                                                     $    11            $ (477)
                                                                                      =======             =====


                See notes to consolidated financial statements.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN MILLIONS)

                                     ASSETS

                                                                                          March 31,      December 31,
                                                                                            1994            1993
                                                                                         -------------   ------------
                                                                                          (unaudited)
Cash and cash equivalents                                                                   $   818           $   316

Cash and securities segregated and on deposit
  for regulatory and other purposes                                                           1,157               867

Securities and other financial instruments owned                                             25,819            20,557

Collateralized short-term agreements:
   Securities purchased under agreements to resell                                           29,135            23,175
   Securities borrowed                                                                        9,502             4,276

Receivables:
   Brokers and dealers                                                                        4,888             4,102
   Customers                                                                                  1,024             1,391
   Other                                                                                      1,893             2,138

Property, equipment and leasehold improvements
  (net of accumulated depreciation and amortization
  of $377 in 1994 and $361 in 1993)                                                             422               426

Deferred expenses and other assets                                                              190               299

Excess of cost over fair value of net assets acquired
  (net of accumulated amortization of $102 in 1994
  and $99 in 1993)                                                                              265               267
                                                                                          ---------         ---------
                                                                                            $75,113           $57,814
                                                                                            =======           =======





                See notes to consolidated financial statements.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                        (IN MILLIONS, EXCEPT SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                          March 31,          December 31,
                                                                                            1994                1993
                                                                                        ------------      ----------------
                                                                                          (unaudited)
Commercial paper and short-term debt                                                        $ 4,743            $ 2,635

Securities and other financial instruments sold
   but not yet purchased                                                                     11,031              5,223

Advances from Holdings and other affiliates                                                   5,438              5,063

Securities sold under agreements to repurchase                                               36,580             30,798

Securities loaned                                                                             2,457                772

Payables:
   Brokers and dealers                                                                        3,594              2,021
   Customers                                                                                  2,464              2,322

Accrued liabilities and other payables                                                        2,282              2,590
Senior notes                                                                                    657                653
Subordinated indebtedness                                                                     3,194              3,053
                                                                                            -------            -------
       Total liabilities                                                                     72,440             55,130
                                                                                             ------             ------


Preferred stock of subsidiary, $1 par value; 5,000 shares
       authorized:  1,000 shares 9% Cumulative Preferred,
       Series A, issued and outstanding                                                         750                750
         Less: Note receivable, Series A Preferred stock                                       (750)              (750)

Stockholders' equity:
   Preferred stock, $.10 par value; 10,000 shares authorized;
       none outstanding
   Common stock, $.10 par value; 10,000 shares authorized;
       1,005 shares issued and outstanding in 1994 and 1993

   Additional paid-in capital                                                                 2,738              2,738
   Foreign currency translation adjustment                                                        2                  2
   Accumulated deficit                                                                          (67)               (56)
                                                                                          ---------          ---------
       Total stockholders' equity                                                             2,673              2,684
                                                                                           --------           --------
                                                                                            $75,113            $57,814
                                                                                            =======            =======





                See notes to consolidated financial statements.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN MILLIONS)

                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                               -------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                        1994               1993
                                                                                            ----               ----
  Income (loss) from continuing operations before cumulative effect of
   change in accounting principle and preferred dividend of subsidiary                     $    41          $  (649)
  Adjustments to reconcile income (loss) to net cash (used in) provided by operating activities:
       Depreciation and amortization                                                            26               39
       Provisions for losses and other reserves                                                 35                9
       Loss on sale of Shearson                                                                                 535
       Non-core business reserves                                                                               141
       Other adjustments                                                                         4                2
   Net change in:
       Cash and securities segregated                                                         (290)             (93)
       Receivables from brokers and dealers                                                   (786)             403
       Receivables from customers                                                              367              208
       Securities purchased under agreements to resell                                      (5,960)           3,827
       Securities borrowed                                                                  (5,226)             889
       Loans originated or purchased for resale                                                                  51
       Securities and other financial instruments owned                                     (5,262)          (5,403)
       Payables to brokers and dealers                                                       1,573              402
       Payables to customers                                                                   142              284
       Accrued liabilities and other payables                                                 (343)              52
       Securities sold under agreements to repurchase                                        5,782            1,852
       Securities loaned                                                                     1,685              880
       Securities & other financial instruments sold but not yet purchased                   5,808              152
       Other operating assets and liabilities, net                                             198               (5)
                                                                                            ------         --------
                                                                                            (2,206)           3,576
Net cash flows provided by operating activities of discontinued operations                                      428
                                                                                             -----        ---------
   NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                      (2,206)           4,004
                                                                                            ------           ------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of subordinated indebtedness                                         240               52
   Principal payments of subordinated indebtedness                                             (99)            (152)
   Proceeds from issuance of other indebtedness                                                375              578
   Principal payments of other indebtedness                                                    (25)            (347)
   Increase (decrease) in commercial paper and short-term debt, net                          2,133           (3,539)
   Capital contributions                                                                                         20
   Proceeds from the issuance of common stock                                                                   430
   Dividends and capital distributions paid                                                     (8)
   Net cash flows used in financing activities of discontinued operations                                      (301)
                                                                                            ------          -------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                     2,616           (3,259)
                                                                                            ------          -------



                See notes to consolidated financial statements.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)
                                 (IN MILLIONS)


                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                          ----------------------
                                                                                          1994              1993
                                                                                          ----              ----
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of buildings, furnishings, equipment
    and leasehold improvements                                                            $    (14)     $    (26)
  Proceeds from the sale of other assets                                                                      20
  Other                                                                                        106           143
  Net cash flows used in investing activities of
    discontinued operations                                                                                  (85)
                                                                                           -------       -------
       NET CASH PROVIDED BY INVESTING ACTIVITIES                                                92            52
                                                                                          --------      --------
  Net change in cash and cash equivalents
    of discontinued operations                                                                                42
                                                                                          --------      --------
       NET CHANGE IN CASH AND CASH EQUIVALENTS                                                 502           755
                                                                                          --------      --------
  Cash and cash equivalents at beginning of period                                             316           295
                                                                                            ------      --------
       CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $    818      $  1,050
                                                                                          ========      ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN MILLIONS) (INCLUDING THE BOSTON COMPANY)

            Interest paid (net of amount capitalized) totaled $1,338 and $1,155 in the first quarter of 1994 and 1993, respectively. Income taxes paid totaled $2 and $23 in the first quarter of 1994 and 1993, respectively.





                See notes to consolidated financial statements.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION:

         The consolidated financial statements include the accounts of Lehman Brothers Inc., a registered broker-dealer ("LBI") and subsidiaries (LBI together with its subsidiaries, the "Company"). LBI is a wholly owned subsidiary of Lehman Brothers Holdings Inc. ("Holdings"). American Express Company ("American Express") owns 100% of Holdings' common stock, which represents approximately 93% of Holdings' voting stock. The remainder of Holdings' voting stock is owned by Nippon Life Insurance Company ("Nippon Life"). (See Note 2.)

         The Company's financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "Commission") with respect to the report on Form 10-Q and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these consolidated financial statements be read in conjunction with the Company's most recent Annual Report on Form 10-K. As described in Note 3, the Company completed the sale of The Boston Company, Inc. ("The Boston Company"), on May 21, 1993. The accompanying consolidated financial statements and notes to consolidated financial statements reflect The Boston Company as a discontinued operation at and for the three month period ended March 31, 1993. The 1993 Consolidated Statement of Operations includes the results of operations of Shearson and SLHMC, which were sold on July 31, 1993 and August 31, 1993, respectively. (See Notes 4 and 5 for definitions and additional information concerning these sales.)

2.  SUBSEQUENT EVENTS:

The Distribution

         On April 29, 1994, the Board of Directors of American Express declared a special dividend to its common shareholders, subject to certain conditions, of all of Holdings' common stock held by American Express on the date of distribution. The special dividend is effective on May 31, 1994 (the "Distribution"), to shareholders of record on May 20, 1994 (the "Record Date"). Prior to the Distribution, an additional equity investment of approximately $1.25 billion will be made in Holdings, most significantly by American Express.

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

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




$165 million for the Mellon Transaction. In connection with the completion of the Mellon Transaction, the Company paid a $300 million dividend to Holdings.

         As a result of the Mellon Transaction, the Company treated The Boston Company as a discontinued operation. Accordingly, the Company's financial statements segregate the operating results of The Boston Company for the three month period ended March 31, 1993.

         Presented below are the results of operations and the gain on disposal of The Boston Company included in income from discontinued operations (in millions):

                                                                                   Three Months ended
                                                                                     March 31, 1993
                                                                                   ------------------
         Discontinued operations:
             Revenues                                                                       $201
             Expenses                                                                        159
                                                                                           -----
             Income before taxes                                                              42
             Provision for income taxes                                                       18
                                                                                          ------
             Income from operations                                                           24
             Gain on disposal, net of taxes of $37                                           165
                                                                                           -----
             Income from discontinued operations, net of taxes                              $189
                                                                                            ====

4.  SALE OF SHEARSON:

         On July 31, 1993, pursuant to an asset purchase agreement (the "Primerica Agreement"), the Company completed the sale (the "Primerica Transaction") of LBI's domestic retail brokerage business (except for such business conducted under the Lehman Brothers name) and substantially all of its asset management business (collectively, "Shearson") to Primerica Corporation (now known as Travelers Corporation, "Travelers") and its subsidiary Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Also included in the Primerica Transaction were the operations and data processing functions that support these businesses, as well as certain of the assets and liabilities related to these operations.

         LBI received approximately $1.2 billion in cash and a $586 million interest bearing note from Smith Barney which was repaid in January 1994 (the "Smith Barney Note"). The Smith Barney Note was issued as partial payment for certain Shearson assets in excess of $600 million which were sold to Smith Barney. The proceeds received at July 31, 1993, were based on the estimated net assets of Shearson, which exceeded the minimum net assets of $600 million prescribed in the Primerica Agreement. As further consideration for the sale of Shearson, Smith Barney agreed to pay future contingent amounts based upon the combined performance of Smith Barney and Shearson, consisting of up to $50 million per year for three years based on revenues, plus 10% of after-tax profits in excess of $250 million per year over a five-year period (the "Participation Rights"). In contemplation of the Distribution, American Express received the first Participation Right payment in the first quarter of 1994. All Participation Rights will be assigned to American Express prior to the Distribution. As further consideration for the sale of Shearson, the Company received 2,500,000 shares of 5.50% Convertible Preferred Stock, Series B, of Travelers and a warrant to purchase 3,749,466 shares of common stock of Travelers at an exercise price of $39 per share. In August 1993, American Express purchased such preferred stock and warrant from LBI for aggregate consideration of $150 million.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




         The Company recognized a 1993 first quarter loss related to the Primerica Transaction of approximately $630 million after-tax ($535 million pre-tax), which amount includes a reduction in goodwill of $750 million and transaction-related costs such as relocation, systems and operations modifications and severance. Shearson operating results reflect allocated interest expense of $61 million.

         Presented below are the results of operations and the loss on the sale of Shearson (in millions):

                                                                              Three Months ended
                                                                                March 31, 1993
                                                                              ------------------
             Revenues                                                                $  795
             Expenses                                                                   733
             Loss on sale of Shearson                                                   535
                                                                                     ------
             Loss before taxes                                                         (473)
             Provision for income taxes                                                 122
                                                                                     ------
             Net loss                                                               $  (595)
                                                                                    =======

5.  SALE OF SHEARSON LEHMAN HUTTON MORTGAGE CORPORATION:

         The Company completed the sale of its wholly-owned subsidiary, Shearson Lehman Hutton Mortgage Corporation ("SLHMC") to GE Capital Corporation on August 31, 1993. The sales price, net of proceeds used to retire debt of SLHMC, was approximately $70 million. During the first quarter of 1993, the Company provided $120 million of pre-tax reserves in anticipation of the sale of SLHMC, which reserves are included in the $141 million of pre-tax reserves for non-core businesses on the Consolidated Statement of Operations. After accounting for these reserves, the sale did not have a material effect on the Company's results of operations.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.  SECURITIES AND OTHER FINANCIAL INSTRUMENTS:

         Securities and other financial instruments owned and Securities and other financial instruments sold but not yet purchased are summarized as follows (in millions):

                                                                                          March 31,        December 31,
                                                                                            1994               1993
                                                                                         ----------        ------------
    Securities and other financial instruments owned:
         Government obligations                                                            $15,298           $12,579
         Certificates of deposit and other money market instruments                          1,140             1,849
         Mortgage-backed                                                                       700             1,071
         Corporate obligations and other contractual commitments                             7,171             3,780
         Corporate stocks and options                                                        1,510             1,247
         Spot commodities                                                                                         31
                                                                                            ------         ---------
                                                                                           $25,819           $20,557
                                                                                           =======           =======

    Securities and other financial instruments sold but not yet purchased:
         Government obligations                                                            $ 7,499          $  3,898
         Corporate obligations and other contractual commitments                             2,158               433
         Corporate stocks and options                                                        1,109               694
         Spot commodities                                                                      265               198
                                                                                          --------          --------
                                                                                           $11,031          $  5,223
                                                                                           =======          ========

7.  PROVISION FOR INCOME TAXES:

         The Company reported a tax expense from continuing operations of $24 million for the first quarter of 1994 compared to $102 million a year ago. The 1994 effective tax rate of 37% was greater than the statutory U.S. federal income tax rate principally due to state and local income taxes partially offset by benefits attributable to income subject to preferential tax treatment. The first quarter 1993 tax provision included (i) an expense of $48 million related to the operating results of the Lehman Businesses and Shearson,
(ii) an expense of $95 million from the sale of Shearson (which resulted primarily from the write-off of $750 million of goodwill which was not deductible for tax purposes) and (iii) a benefit of $41 million related to the $120 million reserve for non-core businesses recorded in anticipation of the sale of SLHMC.

8.  CHANGE IN ACCOUNTING PRINCIPLES:

         Postemployment Benefits. Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits". SFAS No. 112 requires the accrual of obligations associated with services rendered to date for employee benefits accumulated or vested for which payment is probable and can be reasonably estimated. These benefits principally include the continuation of salary, health care and life insurance costs for employees on service disability leaves. The Company previously expensed the cost of these benefits as they were incurred.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




         The cumulative effect of adopting SFAS No. 112 reduced net income for the first quarter by approximately $13 million after-tax (approximately $23 million pre-tax). Excluding the cumulative effect of this accounting change, the effect of this change on the first quarter 1994 results of operations was not material.

         Offsetting of Certain Receivables and Payables. During the first quarter of 1994, the Company adopted Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts" ("FIN No. 39"). FIN No. 39 restricts the historical industry practice of offsetting certain receivables and payables. The increase in the Company's gross assets and liabilities from December 31, 1993 to March 31, 1994 is primarily due to the adoption of FIN No. 39. The Financial Accounting Standards Board has instructed its staff to explore modifying FIN No. 39 to create certain exceptions, which, if enacted, would substantially mitigate the increase in the Company's gross assets and liabilities resulting from the implementation of FIN No. 39.

9.  BORROWINGS:

        For the three months ended March 31, 1994, the Company issued approximately $240 million of fixed rate subordinated indebtedness. Of this amount, $200 million is a note issued to Holdings which has a 6.21% interest rate and matures in 1998. The remaining $40 million of subordinated indebtedness has an interest rate of 7.36% and the holder of such debt has the option to cause LBI to repurchase the debt at par in 1996, rather than at its maturity in 2003.

         The proceeds of the Company's first quarter issuances were primarily used to provide additional liquidity and to refinance long-term debt maturing in 1994. During the three months ended March 31, 1994 approximately $100 million of subordinated indebtedness matured.

10.  EMPLOYEE OWNERSHIP PLAN:

        During 1993, LBI established the Lehman Brothers Inc. Employee Ownership Plan (the "Employee Ownership Plan") pursuant to which certain key employees of LBI and its affiliates deferred a percentage of their 1993 salary and bonus for the purchase of certain Phantom Units of Holdings. Each Phantom Unit is comprised of a phantom equity interest representing a notional interest in a share of common stock, $.10 par value per share ("Common Stock"), of Holdings ("Phantom Share") and the right to receive a certain amount in cash with respect to a Phantom Share ("Cash Right"). Phantom Shares were available for "purchase" through voluntary and mandatory deferral of 1993 compensation. In accordance with the terms of the Plan, Phantom Units will be converted to the Common Stock contemporaneously with the effectiveness of the Distribution. (See Note 2.)

         The Company will recognize compensation expense in 1994 equal to (i) the increase in book value attributable to the Phantom Shares and (ii) the excess, if any, of the market value of the Common Stock issued pursuant to the Phantom Share conversion over the price paid by employees for the Phantom Shares.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  CAPITAL REQUIREMENTS:

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

         The Rule also limits the ability of broker-dealers to transfer large amounts of capital to parent companies and other affiliates. Under the Rule, equity capital cannot be withdrawn from a broker-dealer without the prior approval of the Securities and Exchange Commission (the "Commission") when net capital after the withdrawal would be less than 25% of its securities positions haircuts (which are deductions from capital of certain specified percentages of the market value of securities to reflect the possibility of a market decline prior to disposition). In addition, the Rule requires broker-dealers to notify the Commission and the appropriate self-regulatory organization two business days before the withdrawal of excess net capital if the withdrawal would exceed the greater of $500,000 or 30% of the broker-dealer's excess net capital, and two business days after a withdrawal that exceeds the greater of $500,000 or 20% of excess net capital.

         Finally, the Rule authorizes the Commission to order a freeze on the transfer of capital if a broker-dealer plans a withdrawal of more than 30% of its excess net capital and the Commission believes that such a withdrawal would be detrimental to the financial integrity of the firm or would jeopardize the broker-dealer's ability to pay its customers. At March 25, 1994, LBI's net capital aggregated $860 million and was $803 million in excess of the minimum requirement. Also at March 25, 1994, Lehman Government Securities Inc., a wholly owned subsidiary of LBI, had net capital which aggregated $294 million and was $276 million in excess of the minimum requirement.

         The Company is subject to other domestic and international regulatory requirements. As of March 31, 1994, the Company believes it is in material compliance with all such requirements.

12.  OTHER CHARGES:

Reduction in Personnel

         During the first quarter of 1994, the Company completed a review of personnel needs, which resulted in the termination of certain personnel. The Company recorded a severance charge of $27 million pre-tax in the first quarter of 1994.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Reserves for Non-Core Businesses

         During the first quarter of 1993, the Company provided $141 million pre-tax ($93 million after-tax) of non-core business reserves. Of this amount, $21 million pre-tax ($13 million after-tax) related to certain non-core partnership syndication activities in which the Company is no longer actively
engaged.   The remaining $120 million pre-tax ($79 million after-tax) related to reserves recorded in anticipation of the sale of SLHMC. Such sale was completed during the third quarter of 1993.

13.  CHANGE OF FISCAL YEAR-END:

         On March 28, 1994, the Board of Directors of Holdings approved, subject to the Distribution, a change in the Company's fiscal year-end from December 31 to November 30. Such a change to a non-calendar cycle will shift certain year-end administrative activities to a time period that conflicts less with the business needs of the Company's institutional customers. The Company expects to file a report for the period ending June 30, 1994 with the Commission on or about August 14, 1994; and, in conjunction with its decision to change its fiscal year, the Company anticipates that its financial statements for the period ending August 31, 1994, will be contained in a report which it expects to file with the Commission on or about October 15, 1994.

LEHMAN BROTHERS INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

         During 1993, the Company completed the sales of three businesses: The Boston Company on May 21; Shearson on July 31; and SLHMC on August 31. The Company's first quarter 1993 operating results reflect The Boston Company as a discontinued operation, while the operating results of Shearson and SLHMC are included in the Company's 1993 results from continuing operations. Because of the significant sale transactions completed during 1993, the Company's 1993 historical financial statements are not fully comparable with the first quarter results of 1994. To facilitate an understanding of the Company's results, the following table separates the Company's first quarter 1993 results into three categories. These categories are as follows:

* Historical Results: the results of the Company's ongoing businesses; the results of Shearson and SLHMC through their respective sale dates; the loss on the sale of Shearson; the reserves for non-core businesses; and the results of The Boston Company (accounted for as a discontinued operation).

*  Lehman Businesses:  the results of the ongoing businesses of the Company.

* Businesses Sold: the results of Shearson and SLHMC; the loss on the sale of Shearson; and the reserves for non-core businesses related to the sale of SLHMC.

                                                                        Three Months Ended March 31,
                                                   -------------------------------------------------------------
                                                       1994                             1993
                                                   ----------       -------------------------------------------
(UNAUDITED)                                          Lehman           Lehman        Businesses
(IN MILLIONS)                                      Businesses       Businesses         Sold           Historical
                                                   ----------       ----------       -----------      ----------
Revenues:
Market making and principal transactions             $  276           $  258            $  155
Investment banking                                      137              131                64
Commissions                                             121              106               364
Interest and dividends                                1,353            1,160                66
Other                                                    14               14               171
                                                    -------          -------            ------
  Total revenues                                      1,901            1,669               820
Interest expense                                      1,254            1,055                62
                                                      -----            -----           -------
  Net revenues                                          647              614               758          $1,372
                                                     ------           ------            ------          ------
Non-interest expenses:
  Compensation and benefits                             336              363               509
  Other expenses                                        219              184               187
  Loss on sale of Shearson                                                                 535
  Reserves and other charges                             27               21               120
                                                    -------          -------            ------
    Total non-interest expenses                         582              568             1,351           1,919
                                                     ------           ------             -----           -----
Income (loss) from continuing operations
  before taxes and cumulative effect of
  change in accounting principle                         65               46              (593)           (547)
Provision for income taxes                               24               21                81             102
                                                    -------          -------           -------          ------
Income (loss) from continuing operations
  before cumulative effect of change in
  accounting principle                                   41               25              (674)           (649)
                                                    -------          -------            ------          ------
Income from discontinued operations, net of
  taxes                                                                                    189             189
                                                    -------          -------            ------          ------
Income (loss) before cumulative effect of
  change in accounting principle                         41               25              (485)           (460)
Cumulative effect of change in accounting
  principle                                             (13)
Preferred dividend of subsidiary                        (17)             (17)                              (17)
                                                    -------          -------           -------         -------
Net income (loss)                                   $    11         $      8           $  (485)         $ (477)
                                                    =======         ========           =======         =======

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993

         The Company reported net income of $11 million for the first quarter of 1994 as compared to a net loss of $477 million for first quarter of 1993. The first quarter 1994 results included a $13 million charge for the cumulative effect of a change in accounting for postemployment benefits as a result of the adoption of SFAS No. 112. The 1993 net loss of $477 million was comprised of net income from the Lehman Businesses of $8 million, net income of $189 million from the discontinued operations of The Boston Company, including a $165 million after-tax gain on the sale and after-tax earnings of $24 million, and a net loss from Businesses Sold of $674 million, which included a loss on the sale of Shearson of $630 million after-tax, a $79 million after-tax charge related to a reserve for non-core businesses recognized in anticipation of the sale of SLHMC, and operating earnings from Shearson of $35 million. The loss on the sale of Shearson included a reduction in goodwill of $750 million and transaction-related costs such as relocation, systems and operations modifications and severance.

THE LEHMAN BUSINESSES
FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993

         Summary. Net income from continuing operations before the cumulative effect of change in accounting principle for the Lehman Businesses increased 64% to $41 million for the first quarter of 1994 from $25 million in the first quarter of 1993. Net income for 1994 included a $15 million ($27 million pre-tax) severance charge while net income for 1993 included a $13 million ($21 million pre-tax) reserve for certain non-core partnership syndication activities in which the Company is no longer actively engaged. Excluding these charges, net income from continuing operations before the cumulative effect of change in accounting principle for the Lehman Businesses increased 47% to $56 million in the first quarter of 1994 from $38 million in the first quarter of 1993. Net revenues from the Lehman Businesses increased slightly to $647 million in the first quarter of 1994 from $614 million in the prior year reflecting strong customer flow partially offset by less favorable trading results. Excluding the Businesses Sold, total non-interest expenses increased slightly to $582 million in the first quarter of 1994 from $568 million in the first quarter of 1993. The Company's effective tax rate was 37% for the first quarter of 1994 compared to 46% for the Lehman Businesses in the first quarter of 1993.

         Net Revenues. Net revenues increased slightly to $647 million for the first quarter of 1994 from $614 million for the comparable period in 1993. Increases in revenues from commissions and market making and principal transactions of 14% and 7%, respectively, were partially offset by a decline in net interest revenue to $99 million for the first quarter of 1994 from $105 million in the first quarter of 1993.

         Market Making and Principal Transactions. Market making and principal transactions include the results of the Company's market making and trading related to customer activities, as well as proprietary trading for the Company's own account. Revenues from these activities encompass net realized and mark-to-market gains and losses on securities and other financial instruments owned as well as securities and other financial instruments sold but not yet purchased. The Company utilizes various hedging strategies as it deems appropriate to minimize its exposure to significant movements in interest and foreign exchange rates and the equity markets. Market making and principal transactions revenue increased 7% to $276 million for the first quarter of 1994 from $258 million in the first quarter of 1993.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS




The first quarter 1994 results were comprised of a substantial increase in net revenues from fixed income derivative products which were partially offset by reduced net revenues from trading activities which were adversely affected by market conditions.

         Investment Banking. Investment banking revenues increased 5% to $137 million for the first quarter of 1994 from $131 million in the prior year period, principally due to increased merger and financial advisory fees.

         Commissions. Commission revenues increased 14% to $121 million in the first quarter of 1994 from $106 million in the first quarter of 1993, primarily as a result of higher volumes of customer trading of securities and commodities on exchanges. Commission revenues are generated from the Company's agency activities on behalf of corporations, institutions and high net worth individuals.

         Interest and Dividends. Interest and dividend revenues increased 17% to $1,353 million in the first quarter of 1994 from $1,160 million in the first quarter of 1993. Net interest and dividend income decreased to $99 million in the first quarter of 1994 from $105 million in the first quarter of 1993. Net interest and dividend revenue amounts are closely related to the Company's trading activities. The Company evaluates its trading strategies on a overall profitability basis which includes both trading and interest. Therefore, changes in net interest revenue from period to period should not be viewed in isolation but should be viewed in conjunction with revenues from market making and principal transactions.

         Non-interest Expenses. Compensation and benefits expense decreased 7% to $336 million in the first quarter of 1994 from $363 million in the first quarter of 1993. Compensation and benefits expense as a percentage of net revenues decreased to 51.9% in the first quarter of 1994 from 59.1% in the first quarter of 1993.

         Excluding compensation and benefits expense, non-interest expenses increased 20% to $246 million in the first quarter of 1994 from $205 million in 1993. Included within the 1994 first quarter results was a severance charge of $27 million ($15 million after-tax) recognized as a result of a review of personnel needs and on-going cost reduction efforts, which resulted in the termination of certain personnel. The 1993 first quarter results included a $21 million charge ($13 million after-tax) related to certain non-core partnership syndication activities in which the Company is no longer actively engaged. Excluding these charges, other non-interest expenses were $219 million and $184 million for the first quarter of 1994 and 1993, respectively. This increase was due to higher levels of depreciation and amortization, brokerage, commissions and clearance fees and certain other expenses in the first quarter of 1994.

         In connection with the Phantom Share Conversion in the second quarter of 1994, the Company will recognize compensation expense equal to the excess, if any, of the market value of the Common Stock issued pursuant to the Phantom Share Conversion over the price paid by employees for the Phantom Shares. (See
Note 10.)

         Income Taxes. For the first quarter of 1994, the Lehman Businesses had an income tax provision of $24 million as compared to $21 million a year ago. The 1994 provision consists of a provision of $36

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS




million related to continuing operations before the cumulative effect of change in accounting principle partially offset by a $12 million benefit related to the severance charge. The 1993 provision of $21 million consisted of a provision of $29 million for continuing businesses and a tax benefit of $8 million related to non-core business reserves. The effective tax rate for the Lehman Businesses was 37% for the first quarter of 1994 as compared to 46% in the first quarter of 1993. The lower 1994 effective tax rate reflects a reduction in state and local taxes.

         As of March 31, 1994, the Company had approximately $145 million of tax NOLs available to offset future taxable income, the benefits of which have not yet been reflected in the financial statements. Although the benefit related to these NOLs does not currently meet the recognition criteria of SFAS No. 109, strategies are being implemented to increase the likelihood of realization. It is anticipated that approximately $15 million of these NOLs will be transferred to American Express in connection with the Distribution.

         Cost Reduction Effort. In August 1993, the Company announced an expense reduction program with the objective of reducing costs by $170 million on an annualized basis by the end of the first quarter of 1994. The Company's expense structure for the first half of 1993, adjusted for changes in the volume and mix of revenues as well as for additional costs due to external factors such as inflation or new legislation, is the basis against which these goals are being measured. As of March 31, 1994, the Company had taken the following actions which it believes will result in $170 million of cost reductions on an annualized basis: (i) reduced certain purchased costs by lowering the volume of goods and services purchased, renegotiating rates with vendors and strengthening internal compliance with established policies and procedures, (ii) consolidated certain administrative and support functions;
(iii) strengthened compliance and control functions; and (iv) completed its annual review of personnel, resulting in the termination of certain personnel the objective of which was to upgrade personnel and eliminate positions to improve the Company's overall productivity; as a result of this review process, the Company recorded a $27 million severance charge in the first quarter of 1994, as previously discussed.

         In addition to these actions, the Company has identified a variety of actions that are expected to reduce expenses further, such as (i) additional reductions in certain purchased expenses and (ii) the relocation in the summer of 1994 of certain administrative, operations and other support personnel to newly leased facilities in New Jersey.


LIQUIDITY AND CAPITAL RESOURCES

         Total assets increased to $75.1 billion at March 31, 1994 from $57.8 billion at December 31, 1993. The primary reason for this increase was the adoption of FIN No. 39, which restricts the historical industry practice of offsetting certain receivables and payables. (See Note 8.)

         The Company's asset base consists primarily of cash and cash equivalents, and assets which can be sold within one year, including securities and other financial instruments owned, collateralized short-term agreements and receivables. Long-term assets consist primarily of other receivables, property, equipment and leasehold improvements, deferred expenses and other assets, and excess of cost over fair value of net assets acquired.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS





         The Company finances its short-term assets primarily on a secured basis through the use of securities sold under agreements to repurchase, securities loaned, securities and other financial instruments sold but not yet purchased, advances from Holdings and other affiliates and other collateralized liability structures.

         The Company uses short-term unsecured borrowing sources to fund short-term assets not financed on a secured basis. The Company's primary sources of short-term, unsecured general purpose funding include commercial paper and short-term debt, including master notes and bank borrowings under uncommitted lines of credit. Commercial paper and short-term debt outstanding totalled $4.7 billion at March 31, 1994, compared to $2.6 billion at December 31, 1993. Of these amounts, commercial paper outstanding totalled $0.9 billion at March 31, 1994, compared to $0.4 billion at December 31, 1993.

         The Company's uncommitted lines of credit provide an additional source of short-term financing. At March 31, 1994 and December 31, 1993, the Company had $5.7 billion in uncommitted lines of credit. Uncommitted lines consist of facilities that the Company has been advised are available but for which no contractual lending obligation exists.

         Long-term assets are financed with a combination of long-term debt and equity. The Company's long-term unsecured funding sources are senior notes and subordinated indebtedness. The Company maintains long-term debt in excess of its long-term assets to provide additional liquidity, which the Company uses to meet its short-term funding requirements and to reduce its reliance on commercial paper and short-term debt.

         For the three months ended March 31, 1994, the Company issued approximately $240 million of fixed rate subordinated indebtedness. Of this amount, $200 million represented a subordinated debt to Holdings. The proceeds of the Company's first quarter issuances were used to provide additional liquidity and to refinance long-term debt maturing in 1994. At March 31, 1994, the Company had long-term debt outstanding of $3.9 billion compared to $3.7 billion outstanding at December 31, 1993.

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

        At March 31, 1994, the carrying value of the Company's investment in the partnership was $166 million and the outstanding balance of the collateralized loans, including accrued interest, was $455 million. The remaining loan balances are expected to be repaid in 1994 through a combination of

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS





mortgage remittances, securitizations, asset sales and refinancings by third parties. In April 1994, the Company received an additional loan repayment of approximately $240 million principally from the proceeds of an asset securitization.

        High Yield Securities. The Company underwrites, trades, invests and makes markets in high yield corporate debt securities. The Company also syndicates, trades and invests in loans to below investment grade companies. For purposes of this discussion, high yield debt securities are defined as securities or loans to companies rated below BBB- by Standard & Poor's Corporation and below Baa3 by Moody's Investor Services, Inc., as well as non-rated securities or loans which, in the opinion of management, are non-investment grade. High yield debt securities are carried at market value and unrealized gains or losses for these securities are reflected in the Company's Consolidated Statement of Operations. The Company's portfolio of such securities at March 31, 1994 and December 31, 1993 included long positions with an aggregate market value of approximately $886 million and $661 million, respectively, and short positions with an aggregate market value of approximately $221 million and $75 million, respectively. The portfolio may from time to time contain concentrated holdings of selected issues. The Company's two largest high yield positions were $56 million and $55 million at March 31, 1994 and $61 million and $56 million at December 31, 1993.

        Change in Facilities. In 1993, Holdings agreed to lease approximately 392,000 square feet of office space located at 101 Hudson Street in Jersey City, New Jersey (the "Operations Center"). The lease term will commence in August 1994 and provides for minimum rental payments of approximately $87 million over its 16-year term. Concurrently, Holdings announced it would relocate certain administrative employees to five additional floors at 3 World Financial Center in New York, New York. These floors will be purchased by
Holdings from American Express for approximately $44 million.   In connection
with the relocation of the Operations Center and the additional space at the World Financial Center, Holdings anticipates incremental fixed asset additions of approximately $112 million. The relocation is expected to be completed in the summer of 1994. Upon commencement of the relocation, a substantial portion of the lease and depreciation charges will be allocated to the Company based upon Holdings' method of allocating certain intercompany charges.

        Non-Core Activities and Investments. In March 1990, the Company discontinued the origination of partnerships (whose assets are primarily real estate) and investments in real estate. Currently, the Company acts as a general partner for approximately $4.2 billion of partnership investment capital and manages a real estate investment portfolio with an aggregate investment basis of approximately $109 million. During the first quarter of 1993, the Company recorded a $21 million charge related to a reserve provided for these non-core partnership syndication activities. At March 31, 1994, the Company had remaining net exposure to these investments (defined as the remaining unreserved investment balance plus outstanding commitments and contingent liabilities under guarantees and credit enhancements) of $76 million. In certain circumstances, the Company provides financial and other support and assistance to such investments to maintain investment values. Except as described above, there is no contractual requirement that the Company continue to provide this support. Although a decline in the real estate market or the economy in general or a change in the Company's disposition strategy could result in additional real estate reserves, the Company believes that it is adequately reserved.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS




SPIN-OFF OF HOLDINGS

        On April 29, 1994, the Board of Directors of American Express declared a dividend to its common shareholders, subject to certain conditions, of all of Holdings Common Stock held by American Express on the dividend distribution date. The dividend is effective on May 31, 1994, to shareholders of record on May 20, 1994. (See Note 2.) As a result of this dividend distribution, Holdings will be an independent public company which will be traded on the New York Stock Exchange under the symbol LEH.

                    LEHMAN BROTHERS INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION


ITEM 1    LEGAL PROCEEDINGS

     The Company is involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of its business. Such proceedings include actions brought against LBI and others with respect to transactions in which LBI acted as an underwriter or financial advisor, actions arising out of activities as a broker or dealer in securities and commodities and actions brought on behalf of various classes of claimants against many securities and commodities firms of which LBI is one.

     Although there can be no assurance as to the ultimate outcome, LBI has denied, or believes it has a meritorious defense and will deny liability in all significant cases pending against it including the matters described below, and intends to defend vigorously each such case. Although there can be no assurance as to the ultimate outcome, based on information currently available and established reserves, the Company believes that the eventual outcome of the actions against it, including the matters described below, will not, in the aggregate, have a material adverse effect on its business or consolidated financial condition.

General Acquisition, Inc. et al. v. GenCorp. Inc. et al. and Shearson Lehman Brothers Inc. and Shearson Lehman Brothers Holdings Inc. (Reported in LBI's Annual Report on Form 10-K)

     On May 6, 1994, the United States Court of Appeals for the Sixth Circuit dismissed the appeal of GenCorp. Inc. for lack of appellate jurisdiction, and remanded the case back to the United States District Court for the Southern District of Ohio for further proceedings.


Bamaodah v. E.F Hutton & Company Inc. (Reported in LBI's Annual Report on Form 10-K)

     On April 26,1994, the Dubai Court of Appeals again affirmed the judgment of the Dubai Civil Court. The Company intends to appeal such judgment.


Ralph Majeski, et al. v. Balcor Entertainment Company, Ltd. et al.; Robert Eckstein, et al. v. Balcor Film Investors, et al. (Reported in LBI's Annual Report on Form 10-K)

     Under the terms of an agreement between American Express and Holdings, American Express has agreed to indemnify the Company for liabilities which it may incur in connection with this action.

Paul Williams and Beverly Kennedy, et al. v. Balcor Pension Investors et al. (Reported in LBI's Annual Report on Form 10-K)

     Under the terms of an agreement between American Express and Holdings, American Express has agreed to indemnify the Company for liabilities which it may incur in connection with this action.

Glynwil Investment, Ltd. v. Shearson Lehman Brothers Inc. (Reported in LBI's Annual Report on Form 10-K.)

     Discovery is expected to be completed by May 31, 1994, and a briefing schedule for motions and a trial date are expected to be set at a conference on June 7, 1994.


Actions Related to First Capital Holdings Inc. (Reported in LBI's Annual Report on Form 10-K)

     Under the terms of an agreement between American Express and Holdings, Holdings has agreed to indemnify American Express for liabilities which it may incur in connection with any action (including any derivative action) relating to First Capital Holdings Inc. ("FCH"). In connection therewith, Holdings' indemnification obligation extends to the below described action, in addition to those actions described in LBI's Annual Report on Form 10-K.

American Express Derivative Action. On June 6, 1991, a purported shareholder derivative action was filed in the United States District Court for the Eastern District of New York, entitled Rosenberg v. Robinson, et al., against all of the then-current directors of American Express. In January 1992, this action was transferred by stipulation to the United States District Court for the Central District of California for coordinated or consolidated proceedings with all other federal actions related to FCH. The complaint alleges that the Board of Directors of American Express should have required Holdings to divest its investment in FCH and to write down such investment sooner. In addition, the complaint alleges that the failure to act constituted a waste of corporate assets and caused damage to American Express' reputation. The complaint seeks a judgment declaring that the directors named as defendants breached their fiduciary duties and duties of loyalty and requiring the defendants to pay money damages to American Express and remit their compensation for the period in which the duties were breached, to pay attorneys' fees and costs and other relief. The defendants have answered the complaint, denying its material allegations.


CC&F Medford III Investment Company v. The Boston Company, Inc. and Wellington-Medford III Properties, Inc. (Reported in LBI's Annual Report on Form 10-K)

     The stay of proceedings for purposes of facilitating negotiations has been extended and now expires on June 17, 1994, with trial scheduled to commence on or after July 18, 1994.

Maxwell Related Litigation (Reported in LBI's Annual Report on Form 10-K)

MacMillan Inc. v. Bishopsgate Investment Trust, Shearson Lehman Brothers Holdings PLC et al.

     On April 12, 1994, MacMillian Inc. appealed the High Court of Justice judgment, which found for the defendants on all aspects of its defense.


In re Tiphook Securities Litigation

     On or about January 25, 1994, LBI was served with an Amended Complaint in an action captioned In re Tiphook Securities Litigation. The Amended Complaint purportedly is brought on behalf of all purchasers of American Depository Receipts of Tiphook, PLC ("Tiphook") and all purchasers of various Tiphook debt securities issued in offerings on November 2, 1992, March 8, 1993 and April 23, 1993, during the alleged class period of October 8, 1992 through November 15, 1993. The action is pending in the United States District Court for the District of New Jersey. Also named as defendants are Tiphook, Tiphook Finance and various officers and directors of Tiphook. The Amended Complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, by Lehman Brothers and the three other underwriters of the Tiphook note offerings. Such claims are based on alleged misstatements and omissions in the prospectuses for such note offerings. The plaintiffs seek an unspecified amount of damages resulting from the alleged misstatements and omissions. Currently, Tiphook is not honoring its indemnification obligation (set forth in the underwriting agreement among Tiphook, LBI and the other underwriters) to LBI and such other underwriters. The Company believes it has meritorius defenses to this action and intends to defend vigorously.

EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits and reports on Form 8-K are filed as part of this Quarterly Report, or where indicated, were heretofore filed and are hereby incorporated by reference:

(a)  Exhibits:

     12.  Computation in Support of Ratio of Earnings to Fixed Charges.

(b)  Reports on Form 8-K:

     1.   Form 8-K dated February 24, 1994, Items 5 and 7.
     2.   Form 8-K dated May 3, 1994, Items 5 and 7.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    LEHMAN BROTHERS INC.
                                    --------------------
                                        (Registrant)





Date:  May 13, 1994                 By     /s/ Richard S. Fuld, Jr.
                                         ----------------------------
                                         Richard S. Fuld, Jr.
                                         Chairman of the Board and
                                         Chief Executive Officer
                                         (Principal Executive Officer)



Date:  May 13, 1994                 By     /s/ Robert Matza
                                         ----------------------------
                                         Robert Matza
                                         Chief Financial Officer
                                         (Principal Financial Officer)

                                 EXHIBIT INDEX


Exhibit No.                    Exhibit                                            Page No.
- - -----------                    -------                                            --------

 Exhibit 12                 Computation in Support of Ratio of Earnings to
                            Fixed Charges.
