Form 10-Q
period 1994-06-30
LEHMAN BROTHERS INC//
filed 1994-08-15
CIK 728586

________________________________________________________________________________
________________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-Q


[ X ]             QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994

                                      OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                     FOR THE QUARTER ENDED JUNE 30, 1994
                        COMMISSION FILE NUMBER 1-6817

                             LEHMAN BROTHERS INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                               13-2518466
(STATE OR OTHER JURISDICTION OF INCORPORATION)                (I.R.S. EMPLOYER IDENTIFICATION NO.)


          3 WORLD FINANCIAL CENTER
             NEW YORK, NEW YORK                                               10285
            (ADDRESS OF PRINCIPAL                                          (ZIP CODE)
             EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (212) 526-7000

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X     NO
                                               -----      -----

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H 1 (A) AND (B) OF FORM 10-Q AND THEREFORE IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.

AS OF AUGUST 12, 1994, 1,005 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.10 PER SHARE, WERE ISSUED AND OUTSTANDING.

________________________________________________________________________________
________________________________________________________________________________

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1994

                                     INDEX

Part I.          FINANCIAL INFORMATION                                                                    Page Number
                 ---------------------                                                                    -----------
         Item 1.     Financial Statements

                          Consolidated Statement of
                            Operations - Three and Six Months Ended
                            June 30, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

                          Consolidated Balance Sheet -
                            June 30, 1994 and
                            December 31, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5

                          Consolidated Statement of
                            Cash Flows - Six Months Ended
                            June 30, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . .    7

                          Notes to Consolidated
                            Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9

         Item 2.     Management's Discussion and
                     Analysis of Financial Condition
                     and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16

Part II.             OTHER INFORMATION
                     -----------------
         Item 1.     Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25


         Item 6.     Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . .    28

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    29

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    30

Exhibits

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                                 (IN MILLIONS)

                                                                                      Three Months Ended
                                                                                             June 30,
                                                                                      ------------------
                                                                                      1994          1993
                                                                                      ----          ----
Revenues
   Market making and principal transactions                                          $  184       $  414
   Investment banking                                                                    94          226
   Commissions                                                                          103          455
   Interest and dividends                                                             1,544        1,275
   Other                                                                                 14          188
                                                                                      -----        -----
       Total revenues                                                                 1,939        2,558
   Interest expense                                                                   1,475        1,161
                                                                                      -----        -----
       Net revenues                                                                     464        1,397
                                                                                      -----        -----
Non-interest expenses
   Compensation and benefits                                                            256          843
   Brokerage, commissions and clearance fees                                             34           29
   Communications                                                                        38           96
   Professional services                                                                 33           42
   Depreciation and amortization                                                         28           41
   Occupancy and equipment                                                               25           66
   Advertising and market development                                                    25           34
   Other                                                                                 54           94
                                                                                      -----        -----
       Total non-interest expenses                                                      493        1,245
                                                                                      -----        -----
Income (loss) before taxes and preferred dividend of
  subsidiary                                                                            (29)         152
   Provision for (benefit from) income taxes                                            (22)          62
                                                                                      -----        -----
Income (loss) before preferred dividend of subsidiary                                    (7)          90
   Preferred dividend of subsidiary                                                     (17)         (17)
                                                                                      -----        -----
Net income (loss)                                                                    $  (24)      $   73
                                                                                      =====        =====





                See notes to consolidated financial statements.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                                 (IN MILLIONS)

                                                                                       Six Months Ended
                                                                                             June 30,
                                                                                      ------------------
                                                                                      1994          1993
                                                                                      ----          ----
Revenues
   Market making and principal transactions                                          $  467       $  831
   Investment banking                                                                   231          421
   Commissions                                                                          224          925
   Interest and dividends                                                             2,897        2,501
   Other                                                                                 28          373
                                                                                      -----        -----
       Total revenues                                                                 3,847        5,051
   Interest expense                                                                   2,729        2,278
                                                                                      -----        -----
       Net revenues                                                                   1,118        2,773
                                                                                      -----        -----
Non-interest expenses
   Compensation and benefits                                                            592        1,715
   Brokerage, commissions and clearance fees                                             77           56
   Communications                                                                        75          183
   Professional services                                                                 61           83
   Depreciation and amortization                                                         54           80
   Occupancy and equipment                                                               50          132
   Advertising and market development                                                    48           74
   Other                                                                                 98          170
   Severance charge                                                                      27
   Loss on sale of Shearson                                                                          535
   Reserves for non-core businesses                                                                  141
                                                                                      -----        -----
        Total non-interest expenses                                                   1,082        3,169
                                                                                      -----        -----
Income (loss) from continuing operations before taxes,
  cumulative effect of change in accounting principle and
  preferred dividend of subsidiary                                                       36         (396)
   Provision for income taxes                                                             2          163
                                                                                      -----        -----
Income (loss) from continuing operations before cumulative
  effect of change in accounting principle and preferred
  dividend of subsidiary                                                                 34         (559)
Income from discontinued operations, net of taxes
   Income from operations                                                                             24
   Gain on disposal                                                                                  165
                                                                                      -----        -----
Net income from discontinued operations                                                              189
                                                                                      -----        -----

Income (loss) before cumulative effect of change in
  accounting principle and preferred dividend of subsidiary                              34         (370)
   Cumulative effect of change in accounting principle                                  (13)
   Preferred dividend of subsidiary                                                     (34)         (34)
                                                                                      -----        -----
Net income (loss)                                                                    $  (13)      $ (404)
                                                                                      =====        =====

                See notes to consolidated financial statements.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                 (IN MILLIONS)

                                    ASSETS

                                                                                     June 30,     December 31,
                                                                                       1994           1993
                                                                                    -----------   ------------
                                                                                    (unaudited)
Cash and cash equivalents                                                             $   383        $   316

Cash and securities segregated and on deposit
  for regulatory and other purposes                                                     1,395            867

Securities and other financial instruments owned                                       30,912         20,557

Collateralized short-term agreements:
   Securities purchased under agreements to resell                                     31,078         23,175
   Securities borrowed                                                                  8,716          4,276

Receivables:
   Brokers and dealers                                                                  6,043          4,102
   Customers                                                                            1,430          1,391
   Other                                                                                1,785          2,138

Property, equipment and leasehold improvements
  (net of accumulated depreciation and amortization
  of $393 in 1994 and $361 in 1993)                                                       416            426

Deferred expenses and other assets                                                        200            299

Excess of cost over fair value of net assets acquired
  (net of accumulated amortization of $104 in 1994
  and $99 in 1993)                                                                        245            267
                                                                                       ------         ------
                                                                                      $82,603        $57,814
                                                                                       ======         ======



                See notes to consolidated financial statements.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET (CONTINUED)
                       (IN MILLIONS, EXCEPT SHARE DATA)

                     LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                                     June 30,     December 31,
                                                                                       1994           1993
                                                                                    -----------   ------------
                                                                                    (unaudited)
Commercial paper and short-term debt                                                  $ 4,424        $ 2,635

Securities and other financial instruments sold
     but not yet purchased                                                             10,285          5,223

Advances from Holdings and other affiliates                                             5,890          5,063

Securities sold under agreements to repurchase                                         44,219         30,798

Securities loaned                                                                       3,287            772

Payables:
   Brokers and dealers                                                                  3,727          2,021
   Customers                                                                            2,282          2,322

Accrued liabilities and other payables                                                  2,069          2,590
Senior notes                                                                              654            653
Subordinated indebtedness                                                               3,303          3,053
                                                                                       ------         ------
       Total liabilities                                                               80,140         55,130
                                                                                       ------         ------


Preferred stock of subsidiary, $1 par value; 5,000 shares
       authorized:  1,000 shares 9% Cumulative Preferred,
       Series A, issued and outstanding                                                   750            750
         Less: Note receivable, Series A Preferred stock                                 (750)          (750)

Stockholder's equity:
   Preferred stock, $.10 par value; 10,000 shares authorized;
       none outstanding
   Common stock, $.10 par value; 10,000 shares authorized;
       1,005 shares issued and outstanding in 1994 and 1993

   Additional paid-in capital                                                           2,586          2,738
   Foreign currency translation adjustment                                                  3              2
   Accumulated deficit                                                                   (126)           (56)
                                                                                       ------
       Total stockholder's equity                                                       2,463          2,684
                                                                                       ------         ------
                                                                                      $82,603        $57,814
                                                                                       ======         ======

                See notes to consolidated financial statements.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN MILLIONS)

                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                      -------------------------
                                                                                        1994             1993
                                                                                        ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Income (loss) from continuing operations before cumulative effect of
   change in accounting principle and preferred dividend of subsidiary                $     34        $   (559)
  Adjustments to reconcile income (loss) to net cash (used in) provided by operating activities:
       Depreciation and amortization                                                        54              80
       Provisions for losses and other reserves                                             43              42
       Loss on sale of Shearson                                                                            535
       Non-core business reserves                                                                          141
       Other adjustments                                                                    10               9
   Net change in:
       Cash and securities segregated                                                     (528)            (95)
       Receivables from brokers and dealers                                             (1,941)         (1,363)
       Receivables from customers                                                          (39)            414
       Securities purchased under agreements to resell                                  (7,903)          6,680
       Securities borrowed                                                              (4,440)            877
       Loans originated or purchased for resale                                                            (92)
       Securities and other financial instruments owned                                (10,355)         (2,675)
       Payables to brokers and dealers                                                   1,706            (371)
       Payables to customers                                                               (40)            (12)
       Accrued liabilities and other payables                                             (487)            679
       Securities sold under agreements to repurchase                                   13,421            (397)
       Securities loaned                                                                 2,515             854
       Securities & other financial instruments sold but not yet purchased               5,062          (3,343)
       Other operating assets and liabilities, net                                         487            (636)
                                                                                       -------         -------
                                                                                        (2,401)            768
Net cash flows provided by operating activities of discontinued operations                                 428
                                                                                       -------         -------
   NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                  (2,401)          1,196
                                                                                       -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments of senior notes                                                       (7)            (15)
   Proceeds from issuance of subordinated indebtedness                                     760             206
   Principal payments of subordinated indebtedness                                        (512)           (315)
   Proceeds from issuance of other indebtedness                                            827             715
   Principal payments of other indebtedness                                                (26)           (639)
   Increase (decrease) in commercial paper and short-term debt, net                      1,815          (1,832)
   Capital contributions                                                                                    20
   Proceeds from the issuance of common stock                                                              430
 Dividends and capital distributions paid                                                 (358)           (300)
   Net cash flows used in financing activities of discontinued operations                                 (301)
                                                                                       -------         -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                      2,499          (2,031)
                                                                                       -------         -------

                See notes to consolidated financial statements.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)
                                 (IN MILLIONS)


                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                      -------------------------
                                                                                        1994             1993
                                                                                        ----             ----
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, equipment and
    leasehold improvements                                                            $    (24)       $    (46)
  Proceeds from the sale of The Boston Company                                                           1,300
  Other                                                                                     (7)            144
  Net cash flows used in investing activities of
   discontinued operations                                                                                 (85)
                                                                                       -------         -------

    NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                    (31)          1,313
                                                                                       -------         -------

  Net change in cash and cash equivalents
    of discontinued operations                                                                              42
                                                                                       -------         -------

       NET CHANGE IN CASH AND CASH EQUIVALENTS                                              67             436
                                                                                       -------         -------

  Cash and cash equivalents at beginning of period                                         316             295
                                                                                       -------         -------

       CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $    383        $    731
                                                                                       =======         =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN MILLIONS) (INCLUDING THE BOSTON COMPANY IN 1993)

            Interest paid (net of amount capitalized) totaled $2,813 and $2,377 in the first six months of 1994 and 1993, respectively. Income taxes paid totaled $12 and $90 in the first six months of 1994 and 1993, respectively.





                See notes to consolidated financial statements.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION:

         The consolidated financial statements include the accounts of Lehman Brothers Inc., a registered broker-dealer ("LBI") and subsidiaries (LBI together with its subsidiaries, the "Company"). LBI is a wholly-owned subsidiary of Lehman Brothers Holdings Inc. ("Holdings"). Prior to May 31, 1994, American Express Company ("American Express") owned 100% of Holdings' common stock, which represented approximately 93% of Holdings' voting stock. Effective May 31, 1994, Holdings became an independent public company with its common stock traded on the New York Stock Exchange, Inc. (See Note 2.)

         The Company's financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "Commission") with respect to the Form 10-Q and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these consolidated financial statements be read in conjunction with the Company's most recent Annual Report on Form 10-K. As described in Note 3, the Company completed the sale of The Boston Company, Inc. ("The Boston Company"), on May 21, 1993. The accompanying consolidated financial statements and notes to consolidated financial statements reflect The Boston Company as a discontinued operation at and for the six month period ended June 30, 1993. The 1993 Consolidated Statement of Operations includes the results of operations of Shearson and SLHMC, which were sold on July 31, 1993 and August 31, 1993, respectively. (See Notes 4 and 5 for definitions and additional information concerning these sales.)

2.  HOLDINGS:

Equity Investments and Distribution of Common Stock

         On May 31, 1994 all of the shares of common stock of Holdings were distributed (the "Distribution") to American Express common shareholders of record on May 20, 1994 (the "Record Date") as a result of a special dividend declared on April 29, 1994 by the Board of Directors of American Express. Prior to the Distribution, an additional equity investment of approximately $1.25 billion was made in Holdings, most significantly by American Express.

3.  SALE OF THE BOSTON COMPANY:

         On May 21, 1993, pursuant to a stock purchase agreement (the "Mellon Agreement") between the Company and Mellon Bank Corporation ("Mellon Bank"), LBI sold to Mellon Bank (the "Mellon Transaction") The Boston Company. Under the terms of the Mellon Agreement, LBI received approximately $1.3 billion in cash, 2,500,000 shares of Mellon Bank common stock and ten-year warrants to purchase an additional 3,000,000 shares of Mellon Bank's common stock at an exercise price of $50 per share. In June 1993, such shares and warrants were sold by LBI to American Express for an aggregate purchase price of $169 million. After accounting for transaction costs and certain adjustments, the Company recognized a 1993 first quarter after-tax gain of $165 million for the Mellon Transaction. In connection with the completion of the Mellon Transaction, the Company paid a $300 million dividend to Holdings.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         As a result of the Mellon Transaction, the Company treated The Boston Company as a discontinued operation. Accordingly, the Company's financial statements segregate the operating results of The Boston Company for the six month period ended June 30, 1993.

         Presented below are the results of operations and the gain on disposal of The Boston Company included in income from discontinued operations (in millions):

                                                                                              Six Months ended
                                                                                                June 30, 1993
                                                                                              -----------------
         Discontinued operations:
             Revenues                                                                                 $201
             Expenses                                                                                  159
                                                                                                       ---
             Income before taxes                                                                        42
             Provision for income taxes                                                                 18
                                                                                                       ---
             Income from operations                                                                     24
             Gain on disposal, net of taxes of $37                                                     165
                                                                                                       ---
             Income from discontinued operations, net of taxes                                        $189
                                                                                                       ===

4.  SALE OF SHEARSON:

         On July 31, 1993, pursuant to an asset purchase agreement (the "Primerica Agreement"), the Company completed the sale (the "Primerica Transaction") of LBI's domestic retail brokerage business (except for such business conducted under the Lehman Brothers name) and substantially all of its asset management business (collectively, "Shearson") to Primerica Corporation (now known as The Travelers Corporation, "Travelers") and its subsidiary Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Also included in the Primerica Transaction were the operations and data processing functions that support these businesses, as well as certain of the assets and liabilities related to these operations.

         LBI received approximately $1.2 billion in cash and a $586 million interest bearing note from Smith Barney which was repaid in January 1994 (the "Smith Barney Note"). The Smith Barney Note was issued as partial payment for certain Shearson assets in excess of $600 million which were sold to Smith Barney. The proceeds received at July 31, 1993, were based on the estimated net assets of Shearson, which exceeded the minimum net assets of $600 million prescribed in the Primerica Agreement. As further consideration for the sale of Shearson, Smith Barney agreed to pay future contingent amounts based upon the combined performance of Smith Barney and Shearson, consisting of up to $50 million per year for three years based on revenues, plus 10% of after-tax profits in excess of $250 million per year over a five-year period (the "Participation Rights"). All Participation Rights, including the first payment, were assigned to American Express prior to the Distribution. As further consideration for the sale of Shearson, the Company received 2,500,000 shares of 5.50% Convertible Preferred Stock, Series B, of Travelers and a warrant to purchase 3,749,466 shares of common stock of Travelers at an exercise price of $39 per share. In August 1993, American Express purchased such preferred stock and warrant from LBI for aggregate consideration of $150 million.

         The Company recognized a 1993 first quarter loss related to the Primerica Transaction of approximately $630 million after-tax ($535 million pre-tax), which amount includes a reduction in goodwill of $750 million and transaction-related costs such as relocation, systems and operations modifications and severance.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Presented below are the results of operations and the loss on the sale of Shearson (in millions):

                                                              Three months ended               Six months ended
                                                                June 30, 1993                    June 30, 1993
                                                             -------------------               -----------------
             Revenues                                              $   752                          $1,544
             Expenses                                                  702                           1,432
             Loss on sale of Shearson                                                                  535
                                                                    ------                           -----
             Income (loss) before taxes                                 50                            (423)
             Provision for income taxes                                 24                             146
                                                                    ------                           -----
             Net income (loss)                                     $    26                          $ (569)
                                                                    ======                           =====

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

6.  SECURITIES AND OTHER FINANCIAL INSTRUMENTS:

         Securities and other financial instruments owned and Securities and other financial instruments sold but not yet purchased are summarized as follows (in millions):

                                                                                          June 30,         December 31,
                                                                                            1994              1993
                                                                                          --------         -----------
    Securities and other financial instruments owned:
         Government and agency obligations                                                 $16,881           $12,579
         Corporate obligations and other contractual commitments                             6,625             3,780
         Mortgage-backed                                                                     3,766             1,071
         Certificates of deposit and other money market instruments                          2,449             1,849
         Corporate stocks and options                                                        1,191             1,247
         Spot commodities                                                                                         31
                                                                                            ------            ------
                                                                                           $30,912           $20,557
                                                                                            ======            ======

    Securities and other financial instruments sold but not yet purchased:
         Government and agency obligations                                                 $ 6,675           $ 3,898
         Corporate obligations and other contractual commitments                             2,469               433
         Corporate stocks and options                                                          905               694
         Spot commodities                                                                      236               198
                                                                                            ------            ------
                                                                                           $10,285           $ 5,223
                                                                                            ======            ======

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  PROVISION FOR INCOME TAXES:

         The Company reported a tax benefit of $22 million for the second quarter of 1994 compared to an expense of $62 million a year ago. For the first six months of 1994, the Company reported a tax expense from continuing operations of $2 million as compared to $163 million a year ago. The 1994 effective tax rate for the second quarter and first six months differs from the statutory U.S. federal income tax rate primarily as a result of tax benefits related to income subject to preferential tax treatment. The six months 1993 tax provision included expenses of (i) $109 million related to the operating results of Shearson and the businesses that now comprise Lehman Brothers, (ii) $95 million from the sale of Shearson (which resulted primarily from the write-off of $750 million of goodwill which was not deductible for tax purposes) and (iii) a benefit of $41 million related to the $120 million reserve for non-core businesses recorded in anticipation of the sale of SLHMC.

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

         The cumulative effect of adopting SFAS No. 112 reduced net income for the first quarter of 1994 by approximately $13 million after-tax (approximately $23 million pre-tax). Excluding the cumulative effect of this accounting change, the effect of this change on the 1994 results of operations was not material.

         Offsetting of Certain Receivables and Payables. During the first quarter of 1994, the Company adopted Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts" ("FIN No. 39"). FIN No. 39 restricts the historical industry practice of offsetting certain receivables and payables. The increase in the Company's gross assets and liabilities from December 31, 1993 to June 30, 1994 is primarily due to the adoption of FIN No. 39. The Financial Accounting Standards Board has instructed its staff to explore modifying FIN No. 39 to create certain exceptions, which, if enacted, would substantially mitigate the increase in the Company's gross assets and liabilities resulting from the implementation of FIN No. 39.

9.  BORROWINGS:

         For the six months ended June 30, 1994, the Company issued approximately $760 million of subordinated indebtedness, with maturities ranging from 1997 to 2003. Of this amount, approximately $240 million were fixed rate with contractual interest rates ranging from 7.00% to 7.36%. The Company entered into interest rate swap contracts which effectively converted $200 million of its fixed rate debt issuances to floating rates based on the London Interbank Offered Rate. The remaining $520 million were subordinated borrowings from Holdings and a subsidiary of Holdings, on which the interest rate was 6.82% as of June 30, 1994.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The holders of approximately $40 million of the subordinated debt issued during the first six months of 1994 have the option to cause the Company to repurchase such notes at par in 1996 rather than at their contractual maturity in 2003.

         The proceeds of the Company's debt issuances for the first six months of 1994 were used to provide additional liquidity and to refinance maturing long-term debt. During this period, approximately $519 million of long-term debt matured, of which approximately $368 million was related party subordinated indebtedness.

10.  CAPITAL REQUIREMENTS:

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

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         Finally, the Rule authorizes the Commission to order a freeze on the transfer of capital if a broker-dealer plans a withdrawal of more than 30% of its excess net capital and the Commission believes that such a withdrawal would be detrimental to the financial integrity of the Company or would jeopardize the broker-dealers ability to pay its customers. At June 24, 1994, LBI's net capital aggregated $1,233 million and was $1,175 million in excess of the minimum requirement. Also at June 30, 1994, Lehman Government Securities Inc., a wholly-owned subsidiary of LBI, had net capital which aggregated $346 million and was $317 million in excess of the minimum requirement.

         The Company is subject to other domestic and international regulatory requirements. As of June 30, 1994, the Company believes it is in material compliance with all such requirements.

11.  OTHER CHARGES:

Reduction in Personnel

         During the first quarter of 1994, the Company completed a review of personnel needs, which resulted in the termination of certain personnel. The Company recorded a severance charge of $27 million pre-tax ($15 million after-tax) in the first quarter of 1994.

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

12.  RELATED PARTY TRANSACTIONS:

         A wholly-owned subsidiary of the Company has outstanding 1,000 shares of its 9% Cumulative Preferred Stock, Series A (the "Preferred Stock"), which it issued for an aggregate purchase price of $750,000,000, to a wholly-owned subsidiary of Holdings, for $1,000 in cash and a promissory note of

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


$749,999,000, bearing interest at a rate equal to the holder's cost of funds (the "Note"). Interest income from the Note was approximately $8 million and $7 million for the three months ended June 30, 1994 and 1993, respectively, and approximately $15 million and $14 million for the six months ended June 30, 1994 and 1993, respectively. The dividend requirement on the Preferred Stock, as reflected on the Company's Consolidated Statement of Operations, amounted to approximately $17 million for each of the three months ended June 30, 1994 and 1993 and approximately $34 million for each of the six months ended June 30, 1994 and 1993.

         Effective June 10, 1994, Lehman Special Securities Inc., a wholly-owned subsidiary of Holdings was merged into a subsidiary of the Company resulting in an increase in stockholder's equity in LBI and LGSI of approximately $149 million. During the second quarter of 1994, the Company paid $336 million to Holdings, $300 million as a return of capital and $36 million as a dividend.

13.  CHANGE OF FISCAL YEAR-END:

         On March 28, 1994, the Board of Directors of Holdings approved, subject to the Distribution, a change in the Company's fiscal year-end from December 31 to November 30. Such a change to a non-calendar cycle will shift certain year-end administrative activities to a time period that conflicts less with the business needs of the Company's institutional customers. The Company expects to file its third quarter Form 10-Q for the three month period ended August 31, 1994. Also in conjunction with its decision to change its fiscal year-end, the Company anticipates that its financial statements for the transition period ending November 30, 1994, will be contained in a report on Form 10-K which is expected to be filed with the Commission on or about February 28, 1995.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         During 1993, the Company completed the sale of three businesses: The Boston Company, Shearson, and SLHMC which were completed on May 21, July 31, and August 31, 1993, respectively. The Company's 1993 operating results reflect The Boston Company as a discontinued operation, while the operating results of Shearson and SLHMC are included in the Company's 1993 results from continuing operations. Because of the significant sale transactions completed during 1993, the Company's 1993 historical financial statements are not fully comparable with the results of 1994. To facilitate an understanding of the Company's results, the following table separates the Company's 1993 results into three categories. These categories are as follows:

- - -   Historical Results:  the results of the businesses that now comprise Lehman
    Brothers; the results of Shearson and SLHMC through their respective sale dates; the loss on the sale of Shearson; the reserves for non-core businesses; and the results of The Boston Company (accounted for as a discontinued operation).

- - -   The Lehman Businesses:  the results of the businesses that now comprise
    Lehman Brothers.

- - -   Businesses Sold:  the results of Shearson and SLHMC; the loss on the sale of Shearson; and the reserves for non-core businesses related to the sale of SLHMC.


                                                                            Three Months Ended June 30,
                                                            -------------------------------------------------------
                                                               1994                         1993
                                                            ----------       --------------------------------------
(UNAUDITED)                                                   Lehman           Lehman         Businesses
(IN MILLIONS)                                               Businesses       Businesses          Sold    Historical
                                                            ----------       ----------       ---------  ----------
Revenues:
Market making and principal transactions                      $  184           $  287           $  127
Investment banking                                                94              166               60
Commissions                                                      103              109              346
Interest and dividends                                         1,544            1,205               70
Other                                                             14               14              174
                                                               -----            -----            -----
  Total revenues                                               1,939            1,781              777
Interest expense                                               1,475            1,098               63
                                                               -----            -----            -----
  Net revenues                                                   464              683              714     $1,397
                                                               -----            -----            -----      -----
Non-interest expenses:
  Compensation and benefits                                      256              368              475
  Other expenses                                                 237              213              189
                                                               -----            -----            -----
   Total non-interest expenses                                   493              581              664      1,245
                                                               -----            -----            -----      -----
Income (loss) before taxes and preferred dividend
  of subsidiary                                                  (29)             102               50        152
Provision for (benefit from) income taxes                        (22)              38               24         62
                                                               -----            -----            -----      -----
Income (loss) before preferred dividend of
   subsidiary                                                     (7)              64               26         90
Preferred dividend of subsidiary                                 (17)             (17)                        (17)
                                                               -----            -----            -----      -----
Net income (loss)                                             $  (24)          $   47           $   26     $   73
                                                               =====            =====            =====      =====

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


                                                                            Six Months Ended June 30,
                                                            -------------------------------------------------------
                                                               1994                            1993
                                                            ----------       --------------------------------------
(UNAUDITED)                                                   Lehman           Lehman         Businesses
(IN MILLIONS)                                               Businesses       Businesses          Sold    Historical
                                                            ----------       ----------       ---------  ----------
Revenues:
Market making and principal transactions                      $  467           $  549           $  282
Investment banking                                               231              297              124
Commissions                                                      224              215              710
Interest and dividends                                         2,897            2,365              136
Other                                                             28               28              345
                                                               -----            -----            -----
  Total revenues                                               3,847            3,454            1,597
Interest expense                                               2,729            2,153              125
                                                               -----            -----            -----
  Net revenues                                                 1,118            1,301            1,472     $2,773
                                                               -----            -----            -----      -----
Non-interest expenses:
  Compensation and benefits                                      592              731              984
  Other expenses                                                 463              402              376
  Loss on sale of Shearson                                                                         535
  Reserves and other charges                                      27               21              120
                                                               -----            -----            -----
   Total non-interest expenses                                 1,082            1,154            2,015      3,169
                                                               -----            -----            -----      -----
Income (loss) from continuing operations before taxes,
  cumulative effect of change in accounting principle
  and preferred dividend of subsidiary                            36              147             (543)      (396)
Provision for income taxes                                         2               58              105        163
                                                               -----            -----            -----      -----
Income (loss) from continuing operations before
   cumulative effect of change in accounting
   principle and preferred dividend of subsidiary                 34               89             (648)      (559)
                                                               -----            -----            -----      -----

Income from discontinued operations, net of taxes                                                  189        189
                                                               -----            -----            -----      -----
Income (loss) before cumulative effect of change in
   accounting principle and preferred dividend of
   subsidiary                                                     34               89             (459)      (370)
Cumulative effect of change in accounting principle              (13)
Preferred dividend of subsidiary                                 (34)             (34)                        (34)
                                                               -----            -----            -----      -----
Net income (loss)                                             $  (13)          $   55           $ (459)    $ (404)
                                                               =====            =====            =====      ======

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1994 AND 1993

         The Company reported a net loss of $24 million for the second quarter of 1994 as compared to net income of $73 million for the second quarter of 1993. The 1993 net income of $73 million was comprised of net income from the Lehman Businesses of $47 million and net income from Businesses Sold of $26 million.


THE LEHMAN BUSINESSES
FOR THE THREE MONTHS ENDED JUNE 30, 1994 AND 1993

         Summary. Net income for the Lehman Businesses was a loss of $24 million for the second quarter of 1994 as compared to net income of $47 million in the second quarter of 1993. The Company's second quarter results were affected by the difficult market environment. Lower syndicate volumes in both equities and fixed income had an adverse effect on the Company's business. Market volatility

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


also impaired the profitability of the Company's customer flow activity in certain areas, resulting in a less favorable business mix. Net revenues from the Lehman Businesses decreased 32% to $464 million in the second quarter of 1994 from $683 million in the prior year. Total non-interest expenses decreased 15% to $493 million in the second quarter of 1994 from $581 million in the second quarter of 1993, primarily due to decreased compensation and benefits expense.

         Market Making and Principal Transactions. Market making and principal transactions include the results of the Company's market making and trading related to customer activities, as well as proprietary trading for the Company's own account. Revenues from these activities encompass net realized and mark-to-market gains and losses on securities and other financial instruments owned, as well as securities and other financial instruments sold but not yet purchased. The Company utilizes various hedging strategies as it deems appropriate to minimize its exposure to significant movements in interest and foreign exchange rates and the equity markets. Market making and principal transactions revenues decreased 36% to $184 million for the second quarter of 1994 from $287 million in the second quarter of 1993. The second quarter 1994 results were adversely affected by market conditions, resulting in reduced profitability from the Company's customer flow business in certain areas and proprietary trading activities, partially offset by increased net revenues from derivative products.

         Investment Banking. Investment banking revenues decreased 43% to $94 million for the second quarter of 1994 from $166 million in the prior year period, principally due to decreased underwriting revenues. The decrease in underwriting revenues was due to a significantly reduced syndicate calender in both equities and fixed income. Partially offsetting this decrease were increased financial advisory fees as compared to the second quarter of 1993.

         Commissions. Commission revenues decreased slightly to $103 million in the second quarter of 1994 from $109 million in the second quarter of 1993, with relatively sustained volumes of customer trading in listed securities. Commission revenues are generated from the Company's agency activities on behalf of corporations, institutions and high net worth individuals.

         Interest and Dividends. Interest and dividend revenues increased 28% to $1,544 million in the second quarter of 1994 from $1,205 million in the second quarter of 1993. However, net interest and dividend income decreased to $69 million in the second quarter of 1994 from $107 million in the second quarter of 1993. Net interest and dividend revenue amounts are closely related to the Company's trading activities. The Company evaluates its trading strategies on an overall profitability basis which includes both market making and principal transactions and net interest. Therefore, changes in net interest and dividend revenue from period to period should not be viewed in isolation but should be viewed in conjunction with revenues from market making and principal transactions. Net interest and dividend revenue is impacted by the balance sheet size and mix of assets, the amount and mix of short and long-term funding sources, as well as the prevailing level, term structure and volatility of interest rates. The 1994 decrease in net interest and dividend revenue was due in part to reduced spreads on fixed income products, increased funding cost to the Company as a result of the higher domestic interest rate environment and changes in financial instruments used for hedging.

         Non-interest Expenses. Compensation and benefits expense decreased 30% to $256 million in the second quarter of 1994 from $368 million in the second quarter of 1993, consistent with the lower level

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


of business activity in the second quarter. Compensation and benefits expense as a percentage of net revenues increased to 55.2% in the second quarter of 1994 from 53.8% in the second quarter of 1993.

         Non-interest expenses were $493 million in the second quarter of 1994, as compared to $581 million in the second quarter of 1993. Excluding compensation and benefits, non-interest expenses increased 11% to $237 million in the second quarter of 1994. This increase was due to higher levels of professional services, depreciation and amortization and other expenses, primarily reflecting ongoing investments in systems and technology.

         The Company achieved its goal of reducing its costs by $170 million on an annual basis. The Company's expense structure for the first half of 1993, adjusted for changes in the volume and mix of revenues, as well as for additional costs due to external factors such as inflation or new legislation, was the basis against which these goals were measured. However, other factors including the Company's ongoing investments in systems have resulted in increased non-compensation expense levels year over year. The Company remains committed to its expense reduction efforts and the ongoing review of its expense structure in order to achieve greater operating efficiencies.

         Income Taxes. For the second quarter of 1994, the Lehman Businesses had an income tax benefit of $22 million as compared to an income tax provision of $38 million a year ago. The effective tax rate for the second quarter differs from the statutory U.S. federal income tax rate primarily as a result of tax benefits related to income subject to preferential tax treatment.

        As of June 30, 1994, the Company had approximately $130 million of tax NOLs available to offset future taxable income, the benefits of which have not yet been reflected in the financial statements. Although the benefit related to these NOLs does not currently meet the recognition criteria of SFAS No. 109, strategies are being implemented to increase the likelihood of realization. Approximately $15 million of NOLs were transferred to American Express during the second quarter in connection with the Distribution.

RESULTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993

         The Company reported a net loss of $13 million for the first six months of 1994 as compared to a net loss of $404 million for first six months of 1993. The 1994 results included a $13 million charge for the cumulative effect of a change in accounting for postemployment benefits as a result of the adoption of SFAS No. 112 and a $15 million severance charge. The 1993 net loss of $404 million was comprised of net income from the Lehman Businesses of $55 million, net income of $189 million from the discontinued operations of The Boston Company, including a $165 million after-tax gain on the sale and after-tax earnings of $24 million, and a net loss from the Businesses Sold of $648 million, which included an after-tax loss on the sale of Shearson of $630 million, an after-tax charge of $79 million related to a reserve for non-core businesses recognized in anticipation of the sale of SLHMC, and operating earnings from Shearson of $61 million. The loss on the sale of Shearson included a reduction in goodwill of $750 million and transaction-related costs such as relocation, systems and operations modifications and severance.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


THE LEHMAN BUSINESSES
FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993

         Summary. Income from continuing operations before the cumulative effect of change in accounting principle and preferred dividend of subsidiary for the Lehman Businesses decreased 62% to $34 million for the first six months of 1994 from net income of $89 million in the first six months of 1993. Net income for 1994 included a $15 million ($27 million pre-tax) severance charge while net income for 1993 included a $13 million ($21 million pre-tax) reserve for certain non-core partnership syndication activities in which the Company is no longer actively engaged. Excluding these charges, net income from continuing operations before the cumulative effect of change in accounting principle and preferred dividend of subsidiary for the Lehman Businesses was $49 million in the first six months of 1994 as compared to $102 million in the first six months of 1993. Net revenues from the Lehman Businesses decreased 14% to $1,118 million in the first six months of 1994 from $1,301 million in the prior year reflecting a difficult market environment. Total non-interest expenses decreased 6% to $1,082 million in the first six months of 1994 from $1,154 million in the first six months of 1993.

         Market Making and Principal Transactions. Market making and principal transactions revenues decreased 15% to $467 million for the first six months of 1994 from $549 million in the first six months of 1993. The Company's 1994 trading results were adversely affected by market conditions resulting in reduced profitability from fixed income and equity products, partially offset by increased net revenues from derivative products.

         Investment Banking. Investment banking revenues decreased 22% to $231 million for the first six months of 1994 from $297 million in the prior year period, due to decreased underwriting revenues resulting from a significantly reduced syndicate calender in both equities and fixed income. Partially offsetting this decrease was increased financial advisory fees.

         Commissions. Commission revenues increased 4% to $224 million in the first six months of 1994 from $215 million in the first six months of 1993, primarily as a result of higher volumes of customer trading of securities and commodities on exchanges. Commission revenues are generated from the Company's agency activities on behalf of corporations, institutions and high net worth individuals.

         Interest and Dividends. Interest and dividend revenues increased 22% to $2,897 million in the first six months of 1994 from $2,365 million in the first six months of 1993. Net interest and dividend income decreased to $168 million in the first six months of 1994 from $212 million in the first six months of 1993. The Company's net interest revenue was adversely impacted by the combination of reduced spreads on fixed income products, higher funding cost and changes in financial instruments used for hedging.

         Non-interest Expenses. Compensation and benefits expense decreased to $592 million in the first six months of 1994 from $731 million in the first six months of 1993, reflecting reduced business activity in 1994. Compensation and benefits expense as a percentage of net revenues decreased to 53.0% in the first six months of 1994 from 56.1% in the first six months of 1993.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


         Non-interest expenses decreased 6% to $1,082 million for the first six months of 1994 from $1,154 million in the first six months of 1993. Excluding compensation and benefits expense, non-interest expenses increased 16% to $490 million in the first six months of 1994 from $423 million in the comparable period in 1993. Included within the 1994 results was a severance charge of $27 million recognized as a result of a review of personnel needs and on-going cost reduction efforts. The 1993 results included a $21 million charge related to certain non-core partnership syndication activities in which the Company is no longer actively engaged. Excluding these charges, other non-interest expenses were $463 million and $402 million for the first six months of 1994 and 1993, respectively. This increase was due to higher levels of professional services, depreciation and amortization and other expenses, primarily reflecting ongoing investments in systems and technology.

        Income Taxes. For the first six months of 1994, the Lehman Businesses had an income tax provision of $2 million as compared to $58 million a year ago. The effective tax rate for the first six months of 1994 differs from the statutory U.S. federal income tax rate primarily as a result of tax benefits related to income subject to preferential tax treatment.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

         Total assets increased to $82.6 billion at June 30, 1994 from $57.8 billion at December 31, 1993. The primary reason for this increase was the adoption of FIN No. 39, which restricts the historical industry practice of offsetting certain receivables and payables. (See Note 8.)

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

         The Company uses short-term unsecured borrowing sources to fund short-term assets not financed on a secured basis. The Company's primary sources of short-term, unsecured general purpose funding include commercial paper and short-term debt, including master notes and bank borrowings under uncommitted lines of credit. Commercial paper and short-term debt outstanding totaled $4.4 billion at June 30, 1994, compared to $2.6 billion at December 31, 1993. Of these amounts, commercial paper outstanding totaled approximately $300 million at June 30, 1994, compared to approximately $400 million at December 31, 1993.

         The Company's uncommitted lines of credit provide an additional source of short-term financing. At June 30, 1994, the Company had $5.6 billion in uncommitted lines of credit compared to $5.7 billion at December 31, 1993. Uncommitted lines consist of facilities that the Company has been advised are available but for which no contractual lending obligation exists.

         Long-term assets are financed with a combination of long-term debt and equity. The Company's long-term unsecured funding sources are senior notes and subordinated indebtedness. The Company maintains long-term debt in excess of its long-term assets to provide additional liquidity, which the Company uses to meet its short-term funding requirements and to reduce its reliance on commercial paper and short-term debt. During the second quarter of 1994, the Company paid $336 million to Holdings, $300 million as a return of capital and $36 million as a dividend.

         For the six months ended June 30, 1994, the Company issued approximately $760 million of subordinated indebtedness, of which approximately $240 million were fixed rate. The Company entered into interest rate swap contracts which effectively converted $200 million of its 1994 fixed rate debt issuances to floating rates based on the London Interbank Offered Rate. The remaining $520 million of 1994 subordinated debt issuances were borrowings from Holdings and a subsidiary of Holdings. The proceeds of the Company's issuances for the first six months of 1994 were used to provide additional liquidity and to refinance long-term debt maturing in 1994. At June 30, 1994, the Company had long-term debt outstanding of $4.0 billion compared to $3.7 billion outstanding at December 31, 1993.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


         At June 30, 1994, the Company had approximately $800 million available for issuance under its shelf registration.

         Pursuant to a clearing agreement (the "Clearing Agreement"), Smith Barney carries and clears, on a fully disclosed basis, all accounts introduced to it by the Company, and performs clearing and settlement functions for equities, municipal securities and corporate debt securities. The Clearing Agreement expires on December 31, 1994, but may be extended for up to an additional six months. The Company is currently negotiating an agreement with another financial institution to take effect upon the expiration of the Clearing Agreement. Under that agreement it is currently contemplated that such financial institution would provide to the Company transaction support services to enable the Company to clear the transactions currently cleared by Smith Barney in a manner which would result in the accounts currently carried by Smith Barney being carried on the Company's books. Although no definitive agreement has been reached, it is anticipated that this new arrangement will take efect during the first half of 1995.

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

        At June 30, 1994, the carrying value of the Company's investment in the partnership was $170 million and the outstanding balance of the collateralized loans, including accrued interest, was $191 million. The remaining loan balance is expected to be repaid in 1994 through a combination of mortgage remittances, securitizations, asset sales and refinancings by third parties.

        High Yield Securities. The Company underwrites, trades, invests and makes markets in high yield corporate debt securities. The Company also syndicates, trades and invests in loans to below investment grade companies. For purposes of this discussion, high yield debt securities are defined as securities or loans to companies rated below BBB- by Standard & Poor's Corporation and below Baa3 by Moody's Investor Services, Inc., as well as non-rated securities or loans which, in the opinion of management, are non-investment grade. High yield debt securities are carried at market value and unrealized gains or losses for these securities are reflected in the Company's Consolidated Statement of Operations. The Company's portfolio of such securities at June 30, 1994 and December 31, 1993 included long positions with an aggregate market value of approximately $660 million and $661 million, respectively, and short positions with an aggregate market value of approximately $59 million and $75 million, respectively. The portfolio may from time to time contain concentrated holdings of selected issues. The Company's two largest high yield positions were $42 million and $33 million at June 30, 1994 and $61 million and $56 million at December 31, 1993.

        Change in Facilities. In 1993, Holdings agreed to lease approximately 392,000 square feet of office space located at 101 Hudson Street in Jersey City, New Jersey (the "Operations Center"). The lease term will commence in August 1994 and provides for minimum rental payments of approximately $87 million over its 16-year term. Concurrently, Holdings announced it would relocate certain administrative employees to five additional floors at 3 World Financial Center in New York, New York. Effective August 1, 1994 Holdings purchased these floors from American Express for approximately $44 million through an assumption of a portion of the existing debt related to the World Financial Center. In connection with the relocation of the Operations Center and the acquisition of additional space at the World Financial Center, Holdings anticipates remaining fixed asset additions of approximately $78 million which is expected to be funded from the issuance of long-term debt. The relocation is expected to be

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


completed by the third quarter of 1994. A substantial portion of the lease and depreciation charges will be allocated to the Company based upon Holding's method of allocating certain intercompany charges.

        Non-Core Activities and Investments. In March 1990, the Company discontinued the origination of partnerships (the assets of which are primarily real estate) and investments in real estate. Currently, the Company acts as a general partner for approximately $4.2 billion of partnership investment capital and manages a real estate investment portfolio with an aggregate investment basis of approximately $114 million. At June 30, 1994, the Company had remaining net exposure to these investments (defined as the remaining unreserved investment balance plus outstanding commitments and contingent liabilities under guarantees and credit enhancements) of $86 million. In certain circumstances, the Company provides financial and other support and assistance to such investments to maintain investment values. Except as described above, there is no contractual requirement that the Company continue to provide this support. Although a decline in the real estate market or the economy in general or a change in the Company's disposition strategy could result in additional real estate reserves, the Company believes that it is adequately reserved.

SPIN-OFF OF HOLDINGS

                On May 31, 1994, American Express effected a special dividend to its common shareholders of record on May 20, 1994, representing approximately 98.3 million shares of Lehman Brothers Holdings Inc. Common Stock. (See Note 2.) As a result of the Distribution, Holdings became a public corporation with its Common Stock traded on the New York Stock Exchange, Inc.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

ITEM 1       LEGAL PROCEEDINGS

        The Company is involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of its business. Such proceedings include actions brought against LBI and others with respect to transactions in which LBI acted as an underwriter or financial advisor, actions arising out of LBI's activities as a broker or dealer in securities and commodities and actions brought on behalf of various classes of claimants against many securities and commodities firms of which LBI is one.

        Although there can be no assurance as to the ultimate outcome, the Company has denied, or believes it has meritorious defenses and will deny, liability in all significant cases pending against it including the matters described below, and intends to defend vigorously each such case. Although there can be no assurance as to the ultimate outcome, based on information currently available and established reserves, the Company believes that the eventual outcome of the actions against it, including the matters described below, will not, in the aggregate, have a material adverse effect on its business or consolidated financial condition.

BAMAODAH V. E.F. HUTTON & COMPANY INC. (Reported in LBI's Annual Report on Form 10-K and First Quarter Report on Form 10-Q)

        The Company has appealed the judgment of the Dubai Court of Appeals to the Court of Cassation.

RALPH MAJESKI, ET AL. V. BALCOR ENTERTAINMENT COMPANY, LTD, ET AL.; ROBERT ECKSTEIN, ET AL. V. BALCOR FILM INVESTORS, ET AL. (Reported in LBI's Annual Report on Form 10-K and First Quarter Report on Form 10-Q)

        The United States District Court for the Eastern District of Wisconsin has set a trial date of October 4, 1994.

PAUL WILLIAMS AND BEVERLY KENNEDY, ET AL. V. BALCOR PENSION INVESTORS ET AL. (Reported in LBI's Annual Report on Form 10-K and First Quarter Report on Form 10-Q)

        The United States District Court for the Northern District of Illinois granted plaintiffs' motion for class certification, but invited defendants to move for reconsideration.

GLYNWIL INVESTMENT, LTD, V. SHEARSON LEHMAN BROTHERS INC. (Reported in LBI's Annual Report on Form 10-K and First Quarter Report on Form 10-Q)

        Discovery is expected to be completed by September 16, 1994.

CC&F MEDFORD III INVESTMENT COMPANY V. THE BOSTON COMPANY, INC. AND WELLINGTON-MEDFORD III PROPERTIES, INC. (Reported in LBI's Annual Report on Form 10-K and First Quarter Report on Form 10-Q)

        The parties have settled all disputes among them and a Stipulation of Dismissal has been filed in the Superior Court of the Commonwealth of Massachusetts.


ACTIONS RELATING TO NATIONAL ASSOCIATION OF SECURITIES DEALERS AUTOMATED QUOTATIONS SYSTEM ("NASDAQ") MARKET MAKER ANTITRUST AND SECURITIES LITIGATION.

        Since May 1994, at least 15 class actions have been filed in various state and federal courts against various broker-dealers making markets in NASDAQ securities. To date, LBI has been named specifically as a defendant in ten of these actions. Plaintiffs in these cases have alleged violations of the antitrust laws, securities laws and have pled a variety of other statutory and common law claims. All of these actions are based on the theory that because odd-eighth quotes occur less often than quarter quotes, NASDAQ market makers must be colluding wrongfully to maintain a wider spread. At this time, it is premature to express an opinion as the ultimate outcome of these actions, although LBI believes that it has meritorious defenses to these claims, which it intends to pursue vigorously.

Actions In Which LBI Is Named As A Defendant

        Federal Court Actions.   During a period commencing on or about July 6,
1994 and ending on or about July 12, 1994, seven separate class actions entitled SILVERMAN V. AlEX BROWN & SONS ET AL.; FRANGIOSA V. ALEX BROWN & SONS ET AL.; KRUM V. ALEX BROWN & SONS ET AL.; SACHS V. ALEX BROWN & SONS ET AL.; HENNESSEY V. ALEX BROWN & SONS ET AL.; LUTZ V. ALEX BROWN & SONS ET AL. and TOLCHIN V. ALEX BROWN & SONS ET AL., were instituted in the United States District Court for the District of Columbia. On or about July 1, 1994, a class action entitled DERDEL V. ALEX BROWN & SONS ET AL. was instituted in the United States District Court for the District of Maryland. On or about July 29, 1994, a class action entitled JOHNSON V. ALEX BROWN & SONS ET AL. was instituted in the United States District Court for the District of Minnesota. All of the aforementioned complaints were filed on behalf of customers of any defendant or any affiliate of any defendant who purchased or sold securities through NASDAQ within four years of the filing of the respective complaints. The complaints specifically name 24 broker-dealers as defendants, including LBI. The allegations in these complaints are similar, and each alleges violations of the antitrust laws and seeks treble damages, costs and attorneys' fees and injunctive relief.

        By a series of motions, all of the above mentioned federal actions are before the Judicial Panel on Multidistrict Litigation (the "Judicial Panel") for transfer and coordination or consolidation in a single district court. LBI has taken the position before the Judicial Panel that all of these cases should be transferred to the Southern District of New York. LBI anticipates that the Judicial Panel will issue a ruling in the early fall. Pending that ruling, the plaintiffs have agreed that LBI need not respond to any of the complaints.

        State Court Action.   On or about May 27, 1994, a class action entitled
ABEL ET AL. V. MERRILL LYNCH ET AL. was instituted in the Superior Court of the State of California, County of San Diego. This complaint was filed on behalf of all residents of California who, within the last four years, purchased or sold any security listed on the NASDAQ. The complaint specifically named
13 broker-dealers as defendants, including LBI. The complaint generally alleges violations of the California Business and Professions Code - specifically the Cartwright Act and the Unfair Competition Act - and seeks treble damages, cost and attorneys' fees, restitution, and injunctive relief.

Actions In Which LBI Is Not Specifically Named As A Defendant

        To date, LBI is aware of five actions with allegations similar to those in the above mentioned cases, but in which LBI is not specifically named as a defendant: three actions commenced in the Southern District of New York (ROBINSON V. HERZOG, HEINE, GEDULD ET AL.; KAYE AND DESAI V. HERZOG, HEINE, GEDULD ET AL.; AND DAMPF V. HERZOG, HEINE, GEDULD ET AL.); one action in the Southern District of California (PERLMAN V. HERZOG, HEINE, GEDULD ET AL.); and one action in the Northern District of Illinois (DOLINAR V. SHERWOOD SECURITIES CORP, ET AL.). It is possible that LBI will be named as a defendant in one or more of these actions; however, as with the above described federal court actions in which LBI has been named, motions are pending before the Judicial Panel for transfer to a single district court.

EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits and reports on Form 8-K are filed as part of this Quarterly Report, or where indicated, were heretofore filed and are hereby incorporated by reference:

(a)      Exhibits:

         12.     Computation in Support of Ratio of Earnings to Fixed Charges.


(b)      Reports on Form 8-K:

         1.      Form 8-K dated June 15, 1994, Item 8.

         2.      Form 8-K dated July 27, 1994, Items 5 and 7.

                                  SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    LEHMAN BROTHERS INC.
                                                  ---------------------------
                                                        (Registrant)





Date: August 15, 1994                         By  /s/ Richard S. Fuld, Jr.
                                                  ---------------------------
                                                  Richard S. Fuld, Jr.
                                                  Chairman of the Board and
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)




Date:  August 15, 1994                        By  /s/ Robert Matza
                                                  ---------------------------
                                                  Robert Matza
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

                                EXHIBIT INDEX


   Exhibit No.                         Description
   -----------                         -----------

       12.         Computation in Support of Ratio of Earnings to Fixed Charges.