Form 10-Q
period 1994-08-31
LEHMAN BROTHERS INC//
filed 1994-10-17
CIK 728586

- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


 /X/              QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1994

                                       OR

  / /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 1-6817

                              LEHMAN BROTHERS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                                             13-2518466
(STATE OR OTHER JURISDICTION OF INCORPORATION)                               (I.R.S. EMPLOYER IDENTIFICATION NO.)


          3 WORLD FINANCIAL CENTER
              NEW YORK, NEW YORK                                                              10285
             (ADDRESS OF PRINCIPAL                                                        (ZIP CODE)
                EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (212) 526-7000

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES     X    NO
                                               -------     ------

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H 1 (A) AND (B) OF FORM 10-Q AND THEREFORE IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.

AS OF OCTOBER 11, 1994, 1,005 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR
VALUE $.10 PER SHARE, WERE ISSUED AND OUTSTANDING.
- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

                                   FORM 10-Q

                     FOR THE QUARTER ENDED AUGUST 31, 1994

                                     INDEX

Part I.      FINANCIAL INFORMATION                                                       Page Number
             ---------------------                                                       ----------
  Item 1.  Financial Statements

             Consolidated Statement of Operations -
               Three and Eight Months Ended
               August 31, 1994 and Three and Nine
               Months Ended September 30, 199   . . . . . . . . . . . . . . . . . . .        33

             Consolidated Balance Sheet -
               August 31, 1994 and
               December 31, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . .         5

             Consolidated Statement of Cash Flows -
               Eight Months Ended August 31, 1994 and
               Nine Months Ended September 30, 1993   . . . . . . . . . . . . . . . .         7

             Notes to Consolidated
               Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . .         9

  Item 2.  Management's Discussion and
           Analysis of Financial Condition
           and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . .        16

Part II.     OTHER INFORMATION
             -----------------

  Item 1.  Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . .         25


  Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . .         27

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

Exhibits

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                                 (IN MILLIONS)

                                                                                   Three months ended
                                                                           ------------------------------------
                                                                           August 31,             September 30,
                                                                               1994                   1993
                                                                           ----------             -------------
Revenues
   Market making and principal transactions                                   $   180              $    301
   Investment banking                                                             116                   189
   Commissions                                                                     98                   229
   Interest and dividends                                                       1,790                 1,292
   Other                                                                           14                    81
                                                                             --------             ---------
       Total revenues                                                           2,198                 2,092
   Interest expense                                                             1,695                 1,170
                                                                             --------             ---------
       Net revenues                                                               503                   922
                                                                             --------             ---------
Non-interest expenses
   Compensation and benefits                                                      265                   502
   Brokerage, commissions and clearance fees                                       45                    50
   Communications                                                                  39                    54
   Professional services                                                           25                    40
   Depreciation and amortization                                                   25                    31
   Advertising and market development                                              24                    33
   Occupancy and equipment                                                         20                    34
   Management fees                                                                 38
   Other                                                                           52                    62
                                                                             --------             ---------
        Total non-interest expenses                                               533                   806
                                                                             --------             ---------
Income (loss) before taxes and preferred dividend
   of subsidiary                                                                  (30)                  116
   Provision for (benefit from) income taxes                                      (28)                   37
                                                                             --------             ---------
Income (loss) before preferred dividend
of subsidiary                                                                      (2)                   79
   Preferred dividend of subsidiary                                               (17)                  (17)
                                                                             --------             ---------
Net income (loss)                                                            $    (19)              $    62
                                                                             ========             =========




                See notes to consolidated financial statements.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                                 (IN MILLIONS)

                                                                        Eight months ended             Nine months ended
                                                                            August 31,                  September 30,
                                                                               1994                          1993
                                                                        ------------------             -----------------
Revenues
   Market making and principal transactions                                $  616                          $1,164
   Investment banking                                                         289                             610
   Commissions                                                                288                           1,154
   Interest and dividends                                                   4,128                           3,793
   Other                                                                       33                             454
                                                                          -------                          ------
       Total revenues                                                       5,354                           7,175
   Interest expense                                                         3,889                           3,448
                                                                          -------                          ------
       Net revenues                                                         1,465                           3,727
                                                                          -------                          ------
Non-interest expenses
   Compensation and benefits                                                  753                           2,217
   Brokerage, commissions and clearance fees                                  143                             138
   Communications                                                             101                             237
   Professional services                                                       74                             123
   Depreciation and amortization                                               69                             111
   Advertising and market development                                          63                             107
   Occupancy and equipment                                                     61                             166
   Management fees                                                             38
   Other                                                                      133                             232
   Severance charge                                                            27
   Loss on sale of Shearson                                                                                   535
   Reserves for non-core businesses                                                                           141
                                                                                                           ------
        Total non-interest expenses                                         1,462                           4,007
                                                                          -------                          ------
Income (loss) from continuing operations before taxes,
  cumulative effect of change in accounting principle and
  preferred dividend of subsidiary                                              3                            (280)
   Provision for (benefit from) income taxes                                  (24)                            200
                                                                          -------                          ------
Income (loss) from continuing operations before cumulative
  effect of change in accounting principle and preferred
  dividend of subsidiary                                                       27                            (480)
Income from discontinued operations, net of taxes
   Income from operations                                                                                      24
   Gain on disposal                                                                                           165
                                                                                                           ------
Net income from discontinued operations                                                                       189
                                                                                                           ------
Income (loss) before cumulative effect of change in
  accounting principle and preferred dividend of subsidiary                    27                            (291)
   Cumulative effect of change in accounting principle                        (13)
   Preferred dividend of subsidiary                                           (45)                            (51)
                                                                          -------                          ------
Net income (loss)                                                         $   (31)                         $ (342)
                                                                          =======                          ======

                See notes to consolidated financial statements.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN MILLIONS)

                                     ASSETS

                                                              August 31,           December 31,
                                                                 1994                 1993
                                                              ----------           ------------
                                                              (unaudited)
Cash and cash equivalents                                     $   125                   $316

Cash and securities segregated and on deposit
   for regulatory and other purposes                            1,233                    867

Securities and other financial instruments owned               34,176                 20,557

Collateralized short-term agreements:
   Securities purchased under agreements to resell             33,943                 23,175
   Securities borrowed                                          7,924                  4,276

Receivables:
   Brokers and dealers                                          5,444                  4,102
   Customers                                                    1,656                   1,39
   Other                                                        2,009                  2,138

Property, equipment and leasehold improvements
   (net of accumulated depreciation and amortization
   of $406 in 1994 and $361 in 1993)                              413                    426

Deferred expenses and other assets                                175                    299

Excess of cost over fair value of net assets acquired
   (net of accumulated amortization of $106 in 1994
   and $99 in 1993)                                               237                    267
                                                              -------                -------
                                                              $87,335                $57,814
                                                              =======                =======


                See notes to consolidated financial statements.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                        (IN MILLIONS, EXCEPT SHARE DATA)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                              August 31,            December 31,
                                                                 1994                   1993
                                                              ----------            ------------
                                                              (unaudited)

Commercial paper and short-term debt                          $ 3,693                 $ 2,635

Securities and other financial instruments sold
   but not yet purchased                                       10,489                   5,223

Advances from Holdings and other affiliates                     5,890                   5,063

Securities sold under agreements to repurchase                 52,404                  30,798

Securities loaned                                               1,075                     772

Payables:
   Brokers and dealers                                          3,037                   2,021
   Customers                                                    2,124                   2,322

Accrued liabilities and other payables                          2,011                   2,590
Senior notes                                                      647                     653
Subordinated indebtedness                                       3,552                   3,053
                                                              -------                 -------
          Total liabilities                                    84,922                  55,130
                                                              -------                 -------


Preferred stock of subsidiary, $1 par value; 5,000 shares
        authorized;  1,000 shares 9% Cumulative Preferred,
        Series A, issued and outstanding                          750                     750
          Less: Note receivable, Series A Preferred stock        (750)                   (750)


Stockholder's equity:
   Preferred stock, $.10 par value; 10,000 shares authorized;
     none outstanding
   Common stock, $.10 par value; 10,000 shares authorized;
     1,005 shares issued and outstanding in 1994 and 1993


   Additional paid-in capital                                   2,586                   2,738
   Foreign currency translation adjustment                          3                       2
   Accumulated deficit                                           (176)                    (56)
                                                              -------                 -------
          Total stockholder's equity                            2,413                   2,684
                                                              -------                 -------
                                                              $87,335                 $57,814
                                                              =======                 =======


                See notes to consolidated financial statements.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN MILLIONS)


                                                                        Eight months ended  Nine months ended
                                                                            August 31,        September 30,
                                                                               1994               1993
                                                                        ------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations before
   cumulative effect of change in accounting principle
   and preferred dividend of subsidiary                                        $27           $   (480)
Adjustments to reconcile income (loss) to net cash
   (used in) provided by operating activities:
        Depreciation and amortization                                           69                111
        Provisions for losses and other reserves                                45                 65
        Loss on sale of Shearson                                                                  535
        Non-core business reserves                                                                141
        Other adjustments                                                       11                 99
   Net change in:
        Cash and securities segregated                                        (366)               255
        Receivables from brokers and dealers                                (1,342)              (736)
        Receivables from customers                                            (265)               995
        Securities purchased under agreements to resell                    (10,768)             1,663
        Securities borrowed                                                 (3,648)             4,667
        Loans originated or purchased for resale                                                  (62)
        Securities and other financial instruments owned                   (13,619)            (3,008)
        Payables to brokers and dealers                                      1,016               (393)
        Payables to customers                                                 (198)            (1,257)
        Accrued liabilities and other payables                                (616)               822
        Securities sold under agreements to repurchase                      21,606              3,163
        Securities loaned                                                      303             (2,500)
        Securities and other financial instruments sold but
          not yet purchased                                                  5,266             (3,344)
        Other operating assets and liabilities, net                            344               (858)
                                                                          --------
                                                                            (2,135)              (122)
   Net cash flows provided by operating activities of
     discontinued operations                                                                      428
                                                                          --------            -------
      NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                 $ (2,135)           $   306
                                                                          --------            -------





                See notes to consolidated financial statements.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)
                                 (IN MILLIONS)

                                                                              Eight months ended  Nine months ended
                                                                                  August 31,        September 30,
                                                                                     1994               1993
                                                                              ------------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
       Principal payments of senior notes                                           $  (16)           $  (578)
       Proceeds from issuance of subordinated indebtedness                           1,060                206
       Principal payments of subordinated indebtedness                                (562)              (602)
       Proceeds from issuance of other indebtedness                                    827                725
       Principal payments of other indebtedness                                        (26)              (954)
       Increase (decrease) in commercial paper
         and short-term debt, net                                                    1,084             (1,569)
       Capital contributions                                                                               20
       Proceeds from the issuance of common stock                                                         430
       Dividends and capital distributions paid                                       (390)              (300)
       Net cash flows used in financing activities of
         discontinued operations                                                                         (301)
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           1,977             (2,923)
                                                                                   -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of property, equipment and
         leasehold improvements                                                        (33)               (73)
       Proceeds from the sale of The Boston Company                                                     1,300
       Proceeds from the sale of Shearson                                                               1,200
       Proceeds from sale of SLHMC                                                                         70
       Other                                                                                              271
       Net cash flows used in investing activities of
         discontinued operations                                                                          (85)
          NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                          (33)             2,683
                                                                                   -------            -------
       Net change in cash and cash equivalents
         of discontinued operations                                                                        42
                                                                                                           --
          NET CHANGE IN CASH AND CASH EQUIVALENTS                                     (191)                24
                                                                                   -------            -------
       Cash and cash equivalents at beginning of period                                316                295
                                                                                                      -------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $   125            $   319
                                                                                   =======            =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN MILLIONS) (INCLUDING THE BOSTON COMPANY)

       Interest paid (net of amount capitalized) totaled $3,858 and $3,577 in the first eight months of 1994 and nine months of 1993, respectively. Income taxes paid totaled $13 and $89 in the first eight months of 1994 and nine months of 1993, respectively.

                See notes to consolidated financial statements.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION:

         The consolidated financial statements include the accounts of Lehman Brothers Inc., a registered broker-dealer ("LBI") and subsidiaries (LBI together with its subsidiaries, the "Company"). LBI is a wholly owned subsidiary of Lehman Brothers Holdings Inc. ("Holdings"). Prior to May 31, 1994, American Express Company ("American Express") owned 100% of Holdings' common stock, which represented approximately 93% of Holdings' voting stock. Effective May 31, 1994, Holdings became a widely held public company with its common stock traded on the New York Stock Exchange, Inc. (See Note 2.)

         The Company's financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "Commission") with respect to the Form 10-Q and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these consolidated financial statements be read in conjunction with the Company's most recent Annual Report on Form 10-K. As described in Note 3, the Company completed the sale of The Boston Company, Inc. ("The Boston Company"), on May 21, 1993. The accompanying consolidated financial statements and notes to consolidated financial statements reflect The Boston Company as a discontinued operation for the nine month period ended September 30, 1993. The 1993 Consolidated Statement of Operations includes the results of operations of Shearson and SLHMC, which were sold on July 31, 1993 and August 31, 1993, respectively. (See Notes 4 and 5 for definitions and additional information concerning these sales.)

         Certain amounts reflect reclassifications to conform to the current period's presentation.

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

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         In connection with the completion of the Mellon Transaction, the Company paid a $300 million dividend to Holdings.

         As a result of the Mellon Transaction, the Company treated The Boston Company as a discontinued operation. Accordingly, the Company's financial statements segregate the operating results of The Boston Company for the nine month period ended September 30, 1993.

         Presented below are the results of operations and the gain on disposal of The Boston Company included in income from discontinued operations (in millions):

                                                                            Nine months ended
                                                                            September 30, 1993
                                                                            ------------------
         Discontinued operations:
             Revenues                                                                 $201
             Expenses                                                                  159
                                                                                      ----
             Income before taxes                                                        42
             Provision for income taxes                                                 18
                                                                                      ----
             Income from operations                                                     24
             Gain on disposal, net of taxes of $37                                     165
                                                                                      ----
             Income from discontinued operations, net of taxes                        $189
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

         Presented below are the results of operations and the loss on the sale of Shearson (in millions):

                                                             Three months ended             Nine months ended
                                                             September 30, 1993             September 30, 1993
                                                             ------------------             ------------------
             Revenues                                               $  282                          $1,825
             Expenses                                                  277                           1,708
             Loss on sale of Shearson                                                                  535
                                                                   -------                          ------
             Income (loss) before taxes                                  5                            (418)
             Provision for income taxes                                  3                             149
                                                                   -------                          ------
             Net income (loss)                                      $    2                          $ (567)
                                                                   =======                          ======

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

6.  SECURITIES AND OTHER FINANCIAL INSTRUMENTS:

         Securities and other financial instruments owned and Securities and other financial instruments sold but not yet purchased are summarized as follows (in millions):

                                                                                August 31,            December 31,
                                                                                   1994                   1993
                                                                                ----------            ------------
         Securities and other financial instruments owned:
             Government and agency obligations                                   $22,656                 $12,579
             Corporate obligations and other contractual commitments               5,498                   3,780
             Mortgage-backed                                                       2,346                   1,071
             Certificates of deposit and other money market instruments            2,431                   1,849
             Corporate stocks and options                                          1,209                   1,247
             Spot commodities                                                         36                      31
                                                                                 -------                 -------
                                                                                 $34,176                 $20,557
                                                                                 =======                 =======

         Securities and other financial instruments sold but not yet purchased:
             Government and agency obligations                                   $ 6,577                 $ 3,898
             Corporate obligations and other contractual commitments               2,189                     433
             Corporate stocks and options                                          1,501                     694
             Spot commodities                                                        222                     198
                                                                                 -------                 -------
                                                                                 $10,489                 $ 5,223
                                                                                 =======                 =======

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  PROVISION FOR INCOME TAXES:

         The Company reported a tax benefit of $28 million for the third quarter of 1994 compared to an expense of $37 million a year ago. For the first eight months of 1994, the Company reported a tax benefit from continuing operations of $24 million and tax expense of $200 million for the first nine months of 1993. The 1994 quarter and year-to-date tax benefit reflects lower pre-tax earnings and tax benefits related to income subject to preferential tax treatment. The nine months 1993 tax provision included expenses of (i) $146 million related to the operating results of Shearson and the businesses that now comprise Lehman Brothers, (ii) $95 million from the sale of Shearson (which resulted primarily from the write-off of $750 million of goodwill which was not deductible for tax purposes) and (iii) a benefit of $41 million related to the $120 million reserve for non-core businesses recorded in anticipation of the sale of SLHMC.

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

         The cumulative effect of adopting SFAS No. 112 reduced net income for the first quarter of 1994 by $13 million after-tax ($23 million pre-tax). Excluding the cumulative effect of this accounting change, the effect of this change on the 1994 results of operations was not material.

         Offsetting of Certain Receivables and Payables. During the first quarter of 1994, the Company adopted Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts" ("FIN No. 39"). FIN No. 39 restricts the historical industry practice of offsetting certain receivables and payables. A substantial portion of the increase in the Company's gross assets and liabilities from December 31, 1993 to August 31, 1994 is due to the adoption of FIN No. 39. On September 30, 1994, the Financial Accounting Standards Board issued a draft modification to
FIN      No. 39 which, if enacted, will substantially mitigate the increase in the Company's gross assets and liabilities resulting from the implementation of FIN No. 39.

9.  BORROWINGS:

         For the eight months ended August 31, 1994, the Company issued $1,060 million of subordinated indebtedness, with maturities ranging from 1997 to 2003. Of this amount, $540 million was fixed rate with contractual interest rates ranging from 7.00% to 7.625%. The Company entered into interest rate swap contracts which effectively converted $450 million of its fixed rate debt issuances to floating rates based on the London Interbank Offered Rate. The remaining $520 million of subordinated debt issuances were borrowings from Holdings and a subsidiary of Holdings, on which the interest rate was 6.89% as of August 31, 1994.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         The holders of $40 million of the subordinated debt issued during the first eight months of 1994 have the option to cause the Company to repurchase such notes at par in 1996 rather than at their contractual maturity in 2003.

         The proceeds of the Company's debt issuances for the first eight months of 1994 have been used to provide additional liquidity and to refinance maturing long-term debt. During this period, $578 million of long-term debt matured, of which $377 million was related party debt.

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

         Finally, the Rule authorizes the Commission to order a freeze on the transfer of capital if a broker-dealer plans a withdrawal of more than 30% of its excess net capital and the Commission believes that such a withdrawal would be detrimental to the financial integrity of the Company or would jeopardize the broker-dealers ability to pay its customers. At August 31, 1994, LBI's net capital aggregated $1,263 million and was $1,205 million in excess of the minimum requirement. Also at August 31, 1994, Lehman Government Securities Inc. ("LGSI"), a wholly owned subsidiary of LBI, had net capital which aggregated $364 million and was $345 million in excess of the minimum requirement.

         The Company is subject to other domestic and international regulatory requirements. As of August 31, 1994, the Company believes it is in material compliance with all such requirements.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

12.  RELATED PARTY TRANSACTIONS:

         In the normal course of business, the Company engages in various securities trading, investment banking and financing activities with Holdings and many of its affiliates (the "Related Parties"). In addition, various charges, such as compensation, occupancy, administration and computer processing are allocated among the Related Parties, based upon specific identification and allocation methods.

         During the third quarter of 1994, Holdings acquired additional space in the World Financial Center and also began occupying its leased facility at 101 Hudson Street in Jersey City, New Jersey. In addition, certain employees of the Company who perform administrative and corporate functions were transferred to Holdings. Accordingly, Holdings has allocated the cost of these new facilities and services provided by employees transferred to its appropriate subsidiaries. These charges, which are classified in the Consolidated Statement of Operations as management fees, are primarily comprised of compensation, occupancy and computer processing. The result of these allocations was to reduce expenses incurred directly by the Company in previous periods with an offsetting increase in management fees.

         LBI Group, a wholly owned subsidiary of the Company ("Group") has outstanding 1,000 shares of its 9% Cumulative Preferred Stock, Series A (the "Preferred Stock"), which it issued for an aggregate purchase price of $750,000,000 to LB Funding Corp. a wholly owned subsidiary of Holdings ("Funding"), for $1,000 in cash and a promissory note of $749,999,000 bearing interest at a rate equal to the holder's cost of funds (the "Note"). Interest income from the Note was approximately $9 million and $7 million for the three months ended August 31, 1994 and September 30, 1993, respectively, and approximately $22 million and $21 million for the eight months ended August 31, 1994 and nine months ended September 30, 1993, respectively. The dividend requirement on the Preferred Stock, as reflected on the Company's Consolidated Statement of Operations, amounted to approximately $17 million for the three months ended August 31, 1994 and September 30, 1993 and approximately $45 million for the eight months ended August 31, 1994 and $51 million for the nine months ended September 30, 1993. It is anticipated that in the fourth quarter of 1994 Funding will be merged into Group. In connection with such merger the Preferred Stock will be cancelled with no impact on the Company's consolidated equity.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Effective June 10, 1994, Lehman Special Securities Inc., a wholly owned subsidiary of Holdings, was merged into LGSI resulting in an increase in stockholders' equity in LBI and LGSI of approximately $149 million. During the first eight months of 1994, the Company paid $390 million to Holdings, $300 million as a return of capital and $90 million as dividends.

13.  CHANGE OF FISCAL YEAR-END:

         On March 28, 1994, the Board of Directors of Holdings approved, subject to the Distribution, a change in the Company's fiscal year-end from December 31 to November 30. Such a change to a non-calendar cycle will shift certain year-end administrative activities to a time period that conflicts less with the business needs of the Company's institutional customers. In conjunction with the decision to change its year-end, the Company is reporting its third quarter results on the basis of its new fiscal year for the three months ended August 31, 1994. As such, the results for the month of June have been reflected in both the second and third quarters of 1994. With the decision to change its year-end, the Company anticipates that its financial statements for the eleven month transition period ending November 30, 1994, will be contained in a report on Form 10-K which is expected to be filed with the Commission on or about February 28, 1995.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


BUSINESS ENVIRONMENT

         The Company's principal business activities, investment banking and securities trading and sales, are by their nature subject to volatility, primarily due to changes in interest and foreign exchange rates, global and economic political trends and industry competition. As a result, revenues and earnings may vary significantly from quarter to quarter and from year to year.

         Interest rate uncertainties and inflationary concerns continued to dampen the activities of both issuers and investors, contributing to an overall softness in net revenues in 1994. Interest rates continued to rise creating an unfavorable climate for both debt and equity new issues. Concerns over increasing interest rates and anticipated Federal Reserve actions had a negative effect on customer activity. Customers concentrated on short-term, high quality products in the fixed income area which typically provide reduced profit margins. Equity investors were equally defensive in posture. During 1993, the Company's operating results were achieved in a more favorable environment which was characterized by declining interest rates. The 1993 environment resulted in record levels of debt and equity issuances industrywide, along with record operating profits for companies in the industry.

         The Company believes market conditions experienced during the first eight months of 1994 will continue throughout the fourth quarter, resulting in lower revenues, profit margins and profits as compared to the prior year.

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

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS





                                                                       Three months ended
                                              --------------------------------------------------------------------
                                              August 31, 1994                   September 30, 1993
                                              ---------------     ------------------------------------------------
(UNAUDITED)                                        Lehman           Lehman          Businesses
(IN MILLIONS)                                    Businesses       Businesses           Sold             Historical
                                                 ----------       ----------        ----------          ----------
Revenues:
    Market making and principal
         transactions                              $  180          $  260              $ 41
    Investment banking                                116             142                47
    Commissions                                        98             111               118
    Interest and dividends                          1,790           1,267                25
    Other                                              14              14                67
                                                   ------          ------              ----
         Total revenues                             2,198           1,794               298
Interest expense                                    1,695           1,152                18
                                                   ------          ------
         Net revenues                                 503             642               280                $922
                                                   ------          ------              ----                ----
Non-interest expenses:
         Compensation and benefits                    265             322               180
         Other expenses                               268             209                95
                                                   ------          ------
            Total non-interest expenses               533             531               275                 806
                                                   ------          ------              ----                ----
Income (loss) before taxes and preferred
    dividend of subsidiary                            (30)            111                 5                 116
Provision for (benefit from) income taxes             (28)             34                 3                  37
                                                   ------          ------              ----
Income (loss) before preferred dividend
    of subsidiary                                      (2)             77                 2                  79
Preferred dividend of subsidiary                      (17)            (17)                                  (17)
Net income (loss)                                  $  (19)         $   60              $  2                $ 62
                                                   ======          ======              ====                ====
                                             Eight months ended                 Nine months ended
                                              August 31, 1994                   September 30, 1993
                                            -------------------   ------------------------------------------------
(UNAUDITED)                                        Lehman           Lehman          Businesses
(IN MILLIONS)                                    Businesses       Businesses           Sold             Historical
                                                 ----------       ----------        ----------          ----------
Revenues:
Market making and principal transactions          $  616           $  841            $  323
Investment banking                                   289              439               171
Commissions                                          288              326               828
Interest and dividends                             4,128            3,632               161
Other                                                 33               42               412
                                                  ------           ------            ------
    Total revenues                                 5,354            5,280             1,895
Interest expense                                   3,889            3,305               143
                                                  ------           ------
    Net revenues                                   1,465            1,975             1,752               $3,727
                                                  ------           ------            ------               ------
Non-interest expenses:
    Compensation and benefits                        753            1,053             1,164
    Other expenses                                   682              643               471
    Loss on sale of Shearson                                                            535
    Reserves and other charges                        27               21               120
                                                  ------           ------               ---
           Total non-interest expenses             1,462            1,717             2,290                4,007
                                                  ------           ------            ------               ------
Income (loss) from continuing
    operations before taxes,
    cumulative effect of change in
    accounting principle
    and preferred dividend of subsidiary               3              258              (538)                (280)
Provision for (benefit from) income taxes            (24)              92               108                  200
                                                  ------           ------            ------               ------
Income (loss) from continuing operations
    before cumulative effect of change in
    accounting principle and preferred
    dividend of subsidiary                            27              166              (646)                (480)
                                                  ------           ------                                 ------
Income from discontinued operations, net
    of taxes                                                                            189                  189
                                                  ------           ------            ------               ------
Income (loss) before cumulative effect
    of change in accounting principle and
    preferred dividend of subsidiary                  27              166              (457)                (291)
Cumulative effect of change in
    accounting principle                             (13)
Preferred dividend of subsidiary                     (45)             (51)              (51)
                                                  ------
Net income (loss)                                 $  (31)          $  115            $ (457)              $ (342)
                                                  ======           ======            ======               ======

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS





RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 1994 AND SEPTEMBER 30, 1993
- - -----------------------------------------------------------------

         The Company reported a net loss of $19 million for the third quarter ended August 31, 1994 as compared to net income of $62 million for the third quarter ended September 30, 1993. The 1993 net income of $62 million was comprised of net income from the Lehman Businesses of $60 million and net income from the Businesses Sold of $2 million.

THE LEHMAN BUSINESSES
FOR THE THREE MONTHS ENDED AUGUST 31, 1994 AND SEPTEMBER 30, 1993
- - -----------------------------------------------------------------

         Summary. The Lehman Businesses reported a net loss of $19 million for the third quarter of 1994 as compared to net income of $60 million in the third quarter of 1993. Net revenues from the Lehman Businesses decreased 22% to $503 million in the third quarter of 1994 from $642 million in the prior year.
Total non-interest expenses were $533 million for the third quarter of 1994, virtually unchanged from the prior year.

         Market Making and Principal Transactions. Market making and principal transactions include the results of the Company's market making and trading related to customer activities, as well as proprietary trading for the Company's own account. Revenues from these activities encompass net realized and mark-to-market gains and losses on securities and other financial instruments owned, as well as securities and other financial instruments sold but not yet purchased. The Company utilizes various hedging strategies as it deems appropriate to minimize its exposure to significant movements in interest and foreign exchange rates. Market making and principal transactions revenues decreased 31% to $180 million for the third quarter of 1994 from $260 million in the third quarter of 1993. The third quarter 1994 results were affected by market uncertainties which reduced the levels of customer flow activity and, in turn, resulted in lower revenues across most major product lines.

         Investment Banking. Investment banking revenues decreased 18% to $116 million for the third quarter of 1994 from $142 million in the prior year period, due to lower origination volumes partially offset by improved results from strategic advisory activities.

         Commissions. Commission revenues decreased 12% to $98 million in the third quarter of 1994 from $111 million in the third quarter of 1993, reflecting lower volumes of customer trading in listed securities. Commission revenues are generated from the Company's agency activities on behalf of corporations, institutions and high net worth individuals.

         Interest and Dividends. Interest and dividend revenues increased 41% to $1,790 million in the third quarter of 1994 from $1,267 million in the third quarter of 1993. However, net interest and dividend income decreased 17% to $95 million in the third quarter of 1994 from $115 million in the third quarter of 1993. Net interest and dividend revenue amounts are closely related to the Company's trading activities. The Company evaluates its trading strategies on an overall profitability basis which includes both market making and principal transactions and net interest. Therefore, changes in net interest and dividend revenue from period to period should not be viewed in isolation but should be viewed in conjunction with revenues from market making and principal transactions. Net interest and dividend

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


revenue is impacted by the balance sheet size and mix of assets, the amount and mix of short and long-term funding sources, as well as the prevailing level, term structure and volatility of interest rates. The 1994 decrease in net interest and dividend revenue was due in part to reduced spreads on fixed income products and increased funding costs to the Company as a result of the higher interest rate environment.

         Non-interest Expenses. Total non-interest expenses were $533 million in the third quarter of 1994 as compared to $531 million for the third quarter of 1993. Excluding compensation and benefits expense, non-interest expenses increased 28% to $268 million in the third quarter of 1994 from $209 million in the third quarter of 1993. During the third quarter of 1994, Holdings acquired additional facilities and certain employees of the Company who perform administrative and corporate functions were transferred to Holdings. The cost of these new facilities and services provided by employees transferred has been allocated by Holdings to the Company. For the third quarter of 1994, the allocated charges totaled $38 million and are shown as management fees in the Company's Consolidated Statement of Operations. The result of these allocations was to reduce expenses incurred directly by the Company in previous periods with an offsetting increase in management fees. The increase in non-interest expenses excluding compensation and benefits is primarily related to these management fees along with other allocations between affiliated entities.

         Compensation and benefits expense decreased 18% to $265 million in the third quarter of 1994 from $322 million in the third quarter of 1993, consistent with lower levels of business activities in the third quarter. A portion of the decrease in compensation and benefits expense is also due to the transfer of certain employees in July 1994 to Holdings. The Company continued to receive charges for the services of these employees, which are included in management fees. Compensation and benefits expense as a percentage of net revenues increased to 52.8% in the third quarter of 1994 from 50.2% in the third quarter of 1993.

        Income Taxes. For the third quarter of 1994, the Lehman Businesses had an income tax benefit of $28 million as compared to an income tax provision of $34 million a year ago. The 1994 results reflect the pre-tax loss and benefits related to income subject to preferential tax treatment.

RESULTS OF OPERATIONS
FOR THE EIGHT MONTHS ENDED AUGUST 31, 1994 AND NINE MONTHS ENDED SEPTEMBER 30,
- - ------------------------------------------------------------------------------
1993
- - ----

         The Company reported a net loss of $31 million for the first eight months of 1994. The 1994 results included a $13 million after-tax charge for the cumulative effect of a change in accounting for postemployment benefits as a result of the adoption of SFAS No. 112 and a $15 million after-tax severance charge. In 1993, the Company reported a net loss of $342 million comprised of net income from the Lehman Businesses of $115 million, net income of $189 million from the discontinued operations of The Boston Company, including a $165 million after-tax gain on the sale and after-tax earnings of $24 million, and a net loss from the Businesses Sold of $646 million, which included an after-tax loss on the sale of Shearson of $630 million ($535 million pre-tax), an after-tax charge of $79 million ($120 million pre-tax) related to a reserve for non-core businesses recognized in anticipation of the sale of SLHMC, and operating earnings from Shearson of $63 million. The loss on the sale of Shearson included a reduction in goodwill of $750 million and transaction-related costs such as relocation, systems and operations modifications and severance.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



THE LEHMAN BUSINESSES
FOR THE EIGHT MONTHS ENDED AUGUST 31, 1994 AND NINE MONTHS ENDED SEPTEMBER 30,
- - ------------------------------------------------------------------------------
1993
- - ----

         Summary. The Lehman Businesses reported a net loss of $31 million for the first eight months of 1994 and net income of $115 million for the first nine months of 1993. Included in the 1994 results were a $13 million ($23 million pre-tax) charge for the cumulative effect of a change in accounting principle and a $15 million ($27 million pre-tax) severance charge. Excluding these charges and the preferred dividend of subsidiary, net income for the Lehman Businesses would have been $42 million. Net income for the first nine months of 1993 was $166 million before recognition of the preferred dividend of subsidiary. The 1993 net income included a $13 million ($21 million pre-tax) reserve for certain non-core partnership syndication activities in which the Company is no longer actively engaged. Excluding this charge, net income before the preferred dividend of subsidiary, for the first nine months of 1993 was $179 million. Net revenues were $1,465 million for the first eight months of 1994 and $1,975 million for the first nine months of 1993.

         Market Making and Principal Transactions. Market making and principal transactions revenues were $616 million for the first eight months of 1994 and $841 million for the first nine months of 1993. Ongoing market uncertainties lowered the levels of customer flow activity resulting in lower revenues across most major product lines.

         Investment Banking. Investment banking revenues were $289 million for the first eight months of 1994 and $439 million for the first nine months of 1993. Investment banking revenues in 1994 were adversely affected by lower origination volumes and a significantly reduced syndicate calendar in both equities and fixed income, partially offset by improved results from strategic advisory activities.

         Commissions. Commission revenues were $288 million for the first eight months of 1994 and $326 million for the first nine months of 1993. Commission revenues are generated from the Company's agency activities on behalf of corporations, institutions and high net worth individuals.

         Interest and Dividends. Interest and dividend revenues were $4,128 million for the first eight months of 1994 and $3,632 million for the first nine months of 1993. Net interest and dividend income was $239 million for the first eight months of 1994 and $327 million for the first nine months of 1993. Net interest and dividend revenues for the current year were adversely affected by reduced spreads on fixed income products and increased funding costs to the Company as a result of the higher interest rate environment.

         Non-Interest Expenses. Total non-interest expenses were $1,462 million for the first eight months of 1994 and $1,717 million for the first nine months of 1993. Excluding compensation and benefits expense, non-interest expenses were $709 million for the eight months ended August 31, 1994 and $664 million for the nine months ended September 30, 1993. Included in the 1994 results was a severance charge of $27 million. The 1993 results included a $21 million charge related to certain non-core partnership syndication activities in which the Company is no longer actively engaged. Excluding these charges and compensation and benefits, non-interest expenses were $682 million for the first eight months of 1994 and $643 million for the first nine months of 1993. As discussed previously, included within non-interest expenses in 1994 are management fees totaling $38 million which have been allocated by Holdings

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


to the Company. The increase in non-interest expenses excluding compensation and benefits is primarily related to these management fees along with other allocations between affiliated entities.

         Compensation and benefits expense was $753 million for the eight months ended August 31, 1994 and $1,053 million for the nine months ended September 30, 1993. Compensation and benefits expense for 1994 has been affected by lower levels of business activities. In addition, the 1994 compensation and benefits expense has been affected by the transfer of certain employees in July 1994 to Holdings. The Company continued to receive charges for the services of these employees, which are included in management fees. Compensation and benefits expense as a percentage of net revenues was 51.4% for the first eight months of 1994 and 53.3% for the first nine months of 1993.

         The Company remains committed to its expense reduction efforts and the ongoing review of its expense structure. Throughout 1994, the Company has taken actions to reduce its headcount and will continue to review its expense base in order to be proactive in reducing costs in the current environment.

        Income Taxes. For the first eight months of 1994, the Lehman Businesses had an income tax benefit of $24 million and an expense of $92 million for the first nine months of 1993. The 1994 results reflect lower pre-tax earnings and benefits related to income subject to preferential tax treatment.

        As of August 31, 1994, the Company had approximately $130 million of tax NOLs available to offset future taxable income, the benefits of which have not yet been reflected in the financial statements. It is anticipated that a portion of these benefits will be recognized in the fourth quarter of 1994. The benefits, when recognized, will be reflected as a reduction to goodwill.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS





LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

     Total assets increased to $87.3 billion at August 31, 1994 from $57.8 billion at December 31, 1993. A substantial portion of this increase was due to the adoption of FIN No. 39, which restricts the historical industry practice of offsetting certain receivables and payables. (See Note 8.)

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

     The Company uses short-term unsecured borrowing sources to fund short-term assets not financed on a secured basis. The Company's primary sources of short-term, unsecured general purpose funding include commercial paper and short-term debt, including master notes and bank borrowings under uncommitted lines of credit. Commercial paper and short-term debt outstanding totaled $3.7 billion at August 31, 1994, compared to $2.6 billion at December 31, 1993.
The Company had no commercial paper outstanding at August 31, 1994, compared to $400 million at December 31, 1993.

     The Company's uncommitted lines of credit provide an additional source of short-term financing. At August 31, 1994, the Company had $5.3 billion in uncommitted lines of credit compared to $5.7 billion at December 31, 1993. Uncommitted lines consist of facilities that the Company has been advised are available but for which no contractual lending obligation exists.

     Long-term assets are financed with a combination of long-term debt and equity. The Company's long-term unsecured funding sources are senior notes and subordinated indebtedness. The Company maintains long-term debt in excess of its long-term assets to provide additional liquidity, which the Company uses to meet its short-term funding requirements and to reduce its reliance on commercial paper and short-term debt. During the first eight months of 1994, the Company paid $390 million to Holdings, $300 million as a return of capital and $90 million as dividends.

     For the eight months ended August 31, 1994, the Company issued approximately $1.1 billion of subordinated indebtedness, of which $540 million was fixed rate. The Company entered into interest rate swap contracts which effectively converted $450 million of these fixed rate issuances to floating rates based on the London Interbank Offered Rate. The remaining $520 million of 1994 subordinated issuances were borrowings from Holdings and a subsidiary of Holdings. The proceeds of the Company's issuances for the first eight months of 1994 have been used to provide additional liquidity and to refinance long-term debt maturing in 1994. At August 31, 1994, the Company had long-term debt outstanding of $4.2 billion compared to $3.7 billion outstanding at December 31, 1993.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



         At August 31, 1994, the Company had $525 million available for issuance under its shelf registration.

        On September 21, 1994, Standard & Poor's (S&P) affirmed the short and long-term ratings of the Company. However, in light of weaker market conditions resulting from interest rate uncertainties and inflationary concerns, S&P has revised the long-term debt outlook of the Company from stable to negative. Furthermore, S&P indicated that weak or volatile earnings over the next few quarters could lead to a rating downgrade. Other rating agencies either took no action or affirmed the Company's existing ratings. In the event of a downgrade, there would be a negative impact on the Company's funding costs and a potential for reduced access to borrowings.

        Pursuant to a clearing agreement (the "Clearing Agreement"), Smith Barney carries and clears, on a fully disclosed basis, all accounts introduced to it by the Company, and performs clearing and settlement functions for equities, municipal securities and corporate debt securities. The Clearing Agreement expires on December 31, 1994, but may be extended for up to an additional six months. On October 12, 1994, the Company and Bear Stearns Securities Corp. ("BSSC") entered into an agreement pursuant to which BSSC has agreed to provide to the Company transaction support services to enable the Company to clear the transactions currently cleared by Smith Barney in a manner which would result in the accounts currently carried by Smith Barney being carried on the Company's books (the "BSSC Agreement"). The BSSC Agreement is currently anticipated to take effect during the first half of 1995 and will run for a term of five years. At August 31, 1994 the balance sheet would have increased by approximately $12 billion had this arrangement been in effect.

SPECIFIC BUSINESS ACTIVITIES AND TRANSACTIONS

        The following sections include information on specific business activities of the Company which affect overall liquidity and capital resources:

        Westinghouse. In May 1993, the Company and Westinghouse Electric Corporation ("Westinghouse") entered into a partnership to facilitate the disposition of Westinghouse's commercial real estate portfolio valued at approximately $1.1 billion, which will be accomplished substantially through securitizations and asset sales. The Company invested approximately $154 million in the partnership, and also made collateralized loans to the partnership of $752 million. During the third quarter of 1993, Lennar Inc. was appointed portfolio servicer and purchased a 10% limited partnership interest from the Company and Westinghouse.

        At August 31, 1994, the carrying value of the Company's investment in the partnership was $172 million and the outstanding balance of the collateralized loans, including accrued interest, was $175 million. The remaining loan balance is expected to be recovered during the fourth quarter of 1994 and the related investment should be fully recovered by the second half of 1995 through a combination of securitizations, asset sales, mortgage remittances and refinancings by third parties.

        High Yield Securities. The Company underwrites, trades, invests and makes markets in high yield corporate debt securities. The Company also syndicates, trades and invests in loans to below investment grade companies. For purposes of this discussion, high yield debt securities are defined as securities or

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


loans to companies rated below BBB- by S&P and below Baa3 by Moody's Investor Services, Inc., as well as non-rated securities or loans which, in the opinion of management, are non-investment grade. High yield debt securities are carried at market value and unrealized gains or losses for these securities are reflected in the Company's Consolidated Statement of Operations. The Company's portfolio of such securities at August 31, 1994 and December 31, 1993 included long positions with an aggregate market value of approximately $628 million and $661 million, respectively, and short positions with an aggregate market value of approximately $76 million and $75 million, respectively. The portfolio may from time to time contain concentrated holdings of selected issues. The Company's two largest high yield positions were $36 million and $28 million at August 31, 1994 and $61 million and $56 million at December 31, 1993.

        Change in Facilities. In 1993, Holdings agreed to lease approximately 392,000 square feet of office space located at 101 Hudson Street in Jersey City, New Jersey (the "Operations Center"). The lease term commenced in August 1994 and provides for minimum rental payments of approximately $87 million over its 16-year term. Concurrently, Holdings relocated certain administrative employees to five additional floors at 3 World Financial Center in New York, New York. These floors were purchased from American Express for approximately $44 million through an assumption of a portion of the existing debt related to the World Financial Center. A substantial portion of the lease and depreciation charges will be allocated to the Company based upon Holding's method of allocating certain intercompany charges.

        Non-Core Activities and Investments. In March 1990, the Company discontinued the origination of partnerships (the assets of which are primarily real estate) and investments in real estate. Currently, the Company acts as a general partner for approximately $4.2 billion of partnership investment capital and manages the remaining real estate investment portfolio. At August 31, 1994, the Company had net exposure to these investments (defined as the remaining unreserved investment balance plus outstanding commitments and contingent liabilities under guarantees and credit enhancements) of $55 million. In certain circumstances, the Company provides financial and other support and assistance to such investments to maintain investment values.
There is no contractual requirement that the Company continue to provide this support. Although a decline in the real estate market or the economy in general or a change in the Company's disposition strategy could result in additional real estate reserves, the Company believes that it is adequately reserved.

SPIN-OFF OF HOLDINGS
- - --------------------

                On May 31, 1994, American Express effected a special dividend to its common shareholders of record on May 20, 1994, representing approximately 98.3 million shares of Lehman Brothers Holdings Inc. common stock. (See Note 2.) As a result of the Distribution, Holdings became a widely held public corporation with its common stock traded on the New York Stock Exchange Inc.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION


ITEM 1   LEGAL PROCEEDINGS
         -----------------


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

General Acquisition, Inc. et al. v. GenCorp, Inc. et al. (Reported in LBI's Annual Report on Form 10-K and First and Second Quarter Reports on Form 10-Q) The parties have settled all actions among them.

Bamaodah v. E.F. Hutton & Company Inc. (Reported in LBI's Annual Report on Form 10-K and First and Second Quarter Reports on Form 10-Q)

         The Company has appealed the judgment of the Dubai Court of Appeals to the Court of Cassation. The appeal is expected to be argued on October 23, 1994.

Ralph Majeski, et al. v. Balcor Entertainment Company, Ltd. et al.; Robert Eckstein, et al. v. Balcor Film Investors, et al. (Reported in LBI's Annual Report on Form 10-K and First and Second Quarter Reports on Form 10-Q)

         On August 31, 1994, the Wisconsin District Court granted the defendants' motions for summary judgment and dismissed both the Majeski and Eckstein cases with prejudice.

Paul Williams and Beverly Kennedy, et al. v. Balcor Pension Investors et al. (Reported in LBI's Annual Report on Form 10-K and First and Second Quarter Reports on Form 10-Q)

         The United States District Court for the Northern District of Illinois granted plaintiffs' motion for class certification and defendants moved for reconsideration.

Glynwil Investment, Ltd. v. Shearson Lehman Brothers Inc. (Reported in LBI's Annual Report on Form 10-K and First and Second Quarter Reports on Form 10-Q)

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION


ITEM 1   LEGAL PROCEEDINGS (CONTINUED)
         ------------------



         LBI has moved for summary judgment. The New York court has set a trial date of October 31, 1994.

Actions Relating to First Capital Holdings Inc. (Reported in LBI's Annual Report on Form 10-K)

         The Bankruptcy Court Action. A trial of limited issues specified by the court commenced September 22, 1994 and is continuing.

EXHIBITS AND REPORTS ON FORM 8-K
- - --------------------------------

The following exhibits and reports on Form 8-K are filed as part of this Quarterly Report, or where indicated, were heretofore filed and are hereby incorporated by reference:

(a)      Exhibits:

         12.     Computation in Support of Ratio of Earnings to Fixed Charges.

         27.     Financial Data Schedule BD.


(b)      Reports on Form 8-K:

         1.      Form 8-K filed September 30, 1994, Items 5 & 7.

                                  SIGNATURES
                                  ----------



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         LEHMAN BROTHERS INC.
                                         --------------------
                                             (Registrant)





Date: October 17, 1994              By     /s/ Richard S. Fuld, Jr.
                                         ---------------------------
                                         Richard S. Fuld, Jr.
                                         Chairman of the Board and
                                         Chief Executive Officer
                                         (Principal Executive Officer)




Date:  October 17, 1994             By     /s/ Robert Matza
                                         --------------------------
                                         Robert Matza
                                         Chief Financial Officer
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

Eshibit 27         Financial Data Schedule BD.