Form 10-Q
period 1995-02-28
LEHMAN BROTHERS INC//
filed 1995-04-13
CIK 728586

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

                                FORM 10-Q


[ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended February 28, 1995

                                   OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ____________ to ____________

                      Commission file number 1-6817

                          Lehman Brothers Inc.
         (Exact Name of Registrant As Specified In Its Charter)

            Delaware                                 13-2518466
(State or other jurisdiction            (I.R.S. Employer Identification No.)
 of incorporation)


     3 World Financial Center
         New York, New York                            10285
        (Address of principal                        (Zip Code)
           executive offices)

   Registrant's telephone number, including area code:  (212) 526-7000

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

As of April 13, 1995, 1,006 shares of the Registrant's Common Stock, par value $.10 per share, were issued and outstanding.



                  LEHMAN BROTHERS INC. and SUBSIDIARIES

                                FORM 10-Q

                 FOR THE QUARTER ENDED FEBRUARY 28, 1995

                                  INDEX

Part  I.        FINANCIAL INFORMATION                       Page Number

     Item 1.   Financial Statements - (unaudited)

               Consolidated Statement of Operations -
                 Three Months Ended February 28, 1995
                 and March 31, 1994                              3

               Consolidated Statement of Financial Condition -
                 February 28, 1995 and November 30, 1994         4

               Consolidated Statement of Cash Flows -
                 Three Months Ended February 28, 1995
                 and March 31, 1994                              6

               Notes to Consolidated Financial Statements        8

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations    11

Part II.    OTHER INFORMATION

     Item 1.   Legal Proceedings                                17


     Item 6.   Exhibits and Reports on Form 8-K                 19

Signatures                                                      20

EXHIBIT INDEX                                                   21

Exhibits



                  LEHMAN BROTHERS INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENT of OPERATIONS
                               (Unaudited)
                              (In millions)
                                           Three months ended
                                         February 28,    March 31,
                                             1995        1994
Revenues
   Principal transactions                  $   157     $   302
   Investment banking                          109         137
   Commissions                                  93         121
   Interest and dividends                    2,413       1,353
   Other                                         8          14
         Total revenues                      2,780       1,927
   Interest expense                          2,329       1,254
         Net revenues                          451         673
Non-interest expenses
   Compensation and benefits                   180         336
      Brokerage, commissions  and
      clearance fees                            51          62
   Communications                               33          37
   Professional services                        25          28
   Occupancy and equipment                      23          25
   Business development                         22          23
   Depreciation and amortization                17          26
   Management fees                              52
   Other                                        46          44
   Severance charge                                         27
         Total non-interest expenses           449         608
Income before taxes and cumulative
effect of change in accounting principle
and preferred dividend of subsidiary             2          65
  Provision for (benefit from) income taxes     (3)         24
Income before cumulative effect of
change in accounting principal and
preferred dividend of subsidiary                 5          41
  Cumulative effect of change in
accounting principle, net of taxes                         (13)
   Preferred dividend of subsidiary                        (17)
Net income                                $      5     $    11


             See notes to consolidated financial statements.

                  LEHMAN BROTHERS INC. and SUBSIDIARIES
              CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                              (In millions)

                                 ASSETS
                                               February  28, November 30,
                                                   1995         1994
                                                (unaudited)
Cash and cash equivalents                           $   248   $   361

Cash and securities segregated and on deposit
 for regulatory and other purposes                    1,138     1,263

Securities and other financial instruments owned:
 Governments and agencies                            17,062    16,941
 Corporate obligations and other contractual
 commitments                                          6,848     7,094
 Certificates of deposit and other money market
 instruments                                          2,837     1,239
 Mortgages and mortgage-backed                        1,851     2,444
 Corporate stocks and options                         1,357     1,411
                                                     29,955    29,129

Collateralized short-term agreements:
 Securities purchased under agreements to resell     28,362    29,392
 Securities borrowed                                 19,788     9,210

Receivables:
 Brokers, dealers and clearing organizations          3,926     3,868
 Customers                                            2,659     1,406
 Others                                               4,769     3,694

Property, equipment and leasehold improvements
 (net of accumulated depreciation and amortization
  of $430 in 1995 and $424 in 1994)                     389       409

Deferred expenses and other assets                      225       221

Excess of cost over fair value of net assets
acquired (net of accumulated amortization
of $81 in 1995 and $79 in 1994)                         179       181
                                                    $91,638   $79,134

             See notes to consolidated financial statements.


                  LEHMAN BROTHERS INC. and SUBSIDIARIES
        CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (Continued)
                    (In millions, except share data)

                  LIABILITIES AND STOCKHOLDER'S EQUITY

                                                         1995          1994
                                                     (unaudited)
Short-term financings:
    Securities sold under agreements to repurchase       $46,043     $44,174
    Short-term debt                                        2,294       2,272
    Securities loaned                                      5,455         315

Securities and other financial instruments sold but not
yet purchased:
    Governments and agencies                               5,943       5,184
    Corporate obligations and other contractual
    commitments                                            2,747       2,842
    Corporate stocks and options                             918       1,352
                                                           9,608       9,378

Advances from Holdings and other affiliates                9,089       8,807

Payables:
    Brokers, dealers and clearing organizations            3,942       2,730
    Customers                                              5,034       2,059

Accrued liabilities and other payables                     4,366       3,416
Senior notes                                                 408         511
Subordinated indebtedness                                  2,823       2,885
          Total liabilities                               89,062      76,547

Commitments and contingencies (Note 4)

Stockholder's equity:
 Preferred stock, $.10 par value; 10,000 shares
 authorized; none outstanding
 Common stock, $.10 par value; 10,000 shares
 authorized; 1,006 shares issued and outstanding
 in 1995 and 1994
 Additional paid-in capital                                2,905       2,905
 Foreign currency translation adjustment                       2           3
 Accumulated deficit                                        (331)       (321)
          Total stockholder's equity                       2,576       2,587
          Total liabilities and stockholder's equity     $91,638     $79,134


             See notes to consolidated financial statements.

                  LEHMAN BROTHERS INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Unaudited)
                              (In millions)
                                                 Three months ended
                                              February 28,    March 31,
                                                   1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES
Income before cumulative effect of change
in accounting principle and preferred
dividend of subsidiary                           $    5      $   41
Adjustments to reconcile income to net
cash used in operating activities:
 Depreciation and amortization                       17          26
 Provisions for losses and other reserves             5          35
 Other adjustments                                    4           4
 Net change in:
 Cash and securities segregated                     125        (290)
 Receivables from brokers, dealers and clearing
 organizations                                      (58)       (786)
 Receivables from customers                      (1,253)        367
 Securities purchased under agreements to resell  1,030      (5,960)
 Securities borrowed                            (10,578)     (5,226)
 Securities and othe financialinstruments owned    (826)     (5,262)
 Payables to brokers, dealers and
 clearing organizations                           1,212       1,573
 Payables to customers                            2,865         142
 Accrued liabilities and other payables             946        (343)
 Securities sold under agreements to repurchase   1,869       5,782
 Securities loaned                                5,140       1,685
 Securities and other financial
 instruments sold but not yet purchased             230       5,808
 Other operating assets and liabilities, net     (1,070)        198

       Net cash used in operating activities    $  (337)    $(2,206)


             See notes to consolidated financial statements.

                  LEHMAN BROTHERS INC. and SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CASH FLOWS -- (Continued)
                               (Unaudited)
                              (In millions)


                                                        Three months ended
                                                     February 28,   March 31,
                                                        1995          1994

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments of senior notes                 $   (90)
   Proceeds from issuance of subordinated
   indebtedness                                                      $  240
   Principal payments of subordinated indebtedness        (63)          (99)
   Proceeds from issuance of other indebtedness           282           375
   Principal payments of other indebtedness                             (25)
   Increase in commercial paper
     and short-term debt, net                             116         2,133
    Dividends and capital distributions paid              (15)           (8)
     Net cash provided by financing activities            230         2,616

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, equipment and
    leasehold improvements                                 (6)          (14)
  Proceeds from sale of other assets                                    106
    Net cash (used in) provided by
    investing activities                                   92            (6)
    Net change in cash and cash equivalents              (113)          502
    Cash and cash equivalents, beginning of period        361           316
    Cash and cash equivalents, end of period          $   248       $   818

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)

       Interest paid totaled $2,340 and $1,338 in the first quarter of 1995 and 1994, respectively. Income taxes paid totaled $2 in the first quarter of 1995 and the first quarter of 1994.


             See notes to consolidated financial statements.


1.  Basis of Presentation:

      The consolidated financial statements include the accounts of Lehman Brothers Inc., a registered broker-dealer ("LBI") and subsidiaries (LBI together with its subsidiaries, the "Company"). LBI is a wholly owned subsidiary of Lehman Brothers Holdings Inc.
("Holdings").         All   material   intercompany    accounts    and
transactions have been eliminated in consolidation. The Company's financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") with respect to the Form 10-Q and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these consolidated financial statements be read in conjunction with the Company's most recent Transition Report on Form 10-K (filed for the eleven months ended November 30, 1994).

      Certain amounts reflect reclassifications to conform to the current period's presentation.

2.  Borrowings:

      For the three months ended February 28, 1995, the Company had no new issuances of senior notes or subordinated indebtedness.

      For the three months ended February 28, 1995, the Company had approximately $90 million of senior notes and approximately $63 million of subordinated indebtedness mature.

3.  Capital Requirements:

       As registered broker-dealers, LBI and Lehman Government Securities Inc. ("LGSI"), a wholly owned subsidiary of LBI, are subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI and LGSI to maintain net capital of not less than 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At February 28, 1995, LBI's regulatory net capital, as defined, of $1,077 million exceeded the minimum requirement by $1,002 million. LGSI's regulatory net capital, as defined, of $480 million exceeded the minimum requirement by $451 million at February 28, 1995.

4.  Commitments and Contingencies:

      In the normal course of its business, the Company has been named a defendant in a number of lawsuits and other legal proceedings. After considering all relevant facts, available insurance coverage and the advice of outside counsel, in the opinion of the Company such litigation will not, in the aggregate, have a material adverse effect on the Company's consolidated financial position or results of operations.

      As a leading global investment bank, risk is an inherent part of all of the Company's businesses and activities. The extent to which the Company properly and effectively identifies, assesses, monitors and manages each of the various types of risks involved in its trading (including derivatives), brokerage, and investment banking activities is critical to its success and profitability. The principal types of risks involved in the Company's activities are market risk, credit or counterparty risk, and transaction risk. Management has developed a control infrastructure to monitor and manage each type of risk on a global basis throughout the Company. For further discussion of these matters, refer to Note 14 of the Consolidated Financial Statements included in the Company's Transition Report on Form 10-K for the eleven months ended November 30, 1994.

5.  Changes in Accounting Principles:

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

     The cumulative effect of adopting SFAS No. 112 reduced net income for the first quarter of 1994 by $13 million aftertax ($23 million pretax). The effect of this change on the 1994 results of operations was not material, excluding the cumulative effect.

      Offsetting of Certain Receivables and Payables. In January 1995, the Financial Accounting Standards Board issued Interpretation No. 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements" ("FIN No. 41"). FIN No. 41 is a modification to Financial Accounting Standards Board No. 39 "Offsetting of Amounts Related to Certain Contracts" ("FIN No. 39"), which permits certain limited exceptions to the criteria established under FIN No. 39 for offsetting certain repurchase and reverse repurchase agreements with the same counterparty. The Company adopted this modification in January 1995.

6.  Severance Charge:

      During the first quarter of 1994, the Company conducted a review of personnel needs, which resulted in the termination of certain personnel. The Company recorded a severance charge of $27 million pretax ($15 million aftertax) in the first quarter of 1994.

7.  Related Party Transactions:

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

      During the third quarter of 1994, Holdings acquired additional space in the World Financial Center and also began occupying its leased facility at 101 Hudson Street in Jersey City, New Jersey. In addition, certain employees of the Company who perform administrative and corporate functions were transferred to Holdings. Accordingly, Holdings has allocated the cost of these new facilities and services provided by employees transferred to its appropriate subsidiaries. These charges, which are classified in the consolidated statement of operations as management fees, are primarily comprised of compensation, occupancy and computer processing. The result of these allocations was to reduce expenses incurred directly by the Company in previous periods with an offsetting increase in management fees.
      LB I Group, a wholly owned subsidiary of the Company had outstanding 1,000 shares of its 9% Cumulative Preferred Stock, Series A (the "Preferred Stock"), which it issued for an aggregate purchase price of $750,000,000 to LB Funding Corp., a wholly owned subsidiary of Holdings for $1,000 in cash and a promissory note of $749,999,000 bearing interest at a rate equal to the holder's cost of funds (the "Note"). In the fourth quarter of 1994, the Preferred Stock and Note were canceled. Interest income for the three months ended March 31, 1994 included $7 million from the Note. The dividend requirement on the Preferred Stock, as reflected on the Company's consolidated statement of operations was $17 million for the three months ended March 31, 1994.

8.  Change in Year-End:

     During 1994, the Company changed its year-end from December 31 to November 30. Such a change to a non-calendar cycle shifts certain year-end administrative activities to a time period that conflicts less with the business needs of the Company's institutional customers. As such, the first quarter ended February 28, 1995 has been reported on the basis of the new fiscal year. The prior year quarter ended March 31, 1994 was reported on the basis of the old calendar year cycle.

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

      The adverse market conditions experienced during 1994, that were prompted by rising interest rates, continued through most of the first quarter of 1995. Additionally, in the first quarter of 1995 the financial crisis in Mexico and the collapse of Barings Brothers PLC had a negative impact on both emerging markets and derivative transaction volumes. In general, these events caused investors to shift capital from emerging market products and derivatives into U.S. bond and equity investments. This change in investor sentiment drove U.S. interest rates downward and the U.S. equity markets higher. Equity and fixed income investors worldwide remain cautious with regard to interest rates.

      Underwriting levels remained weak during the first quarter of 1995 and appear unlikely to revive during the second quarter as a major source of industry revenues. However, customer volumes began to increase during the end of the first quarter as investors began redirecting assets to longer-term investments. In addition, the environment for merger and acquisition activity remained strong with record levels of strategic acquisitions and cross-border transactions and a substantial backlog of transactions in process.

Results of Operations
For the Three Months Ended February 28, 1995 and March 31, 1994

      Summary. The Company reported net income of $5 million for the first quarter ended February 28, 1995 as compared to net income of $11 million for the first quarter ended March 31, 1994. The 1994 results include a $15 million aftertax severance charge related to the Company's review of its personnel needs ("Severance Charge") and a $13 million aftertax charge for the cumulative effect of a change in accounting for postemployment benefits as a result of the adoption of Statement of Financial Accounting Standards No. 112.

      Net revenues were $451 million for the first quarter of 1995 compared to $504 million for the fourth quarter of 1994 and $673 million for the first quarter of 1994. The first quarter of 1994 reflected the carryover of the robust 1993 environment. This cycle was characterized by lower interest rates, strong syndicate activity and heavy customer volumes.

       In February 1994, the Federal Reserve, in response to inflationary concerns, increased interest rates in the first of seven such actions. The Company's revenues, in the second, third and fourth quarters of 1994 and the first quarter of 1995, reflect this more difficult business environment. This new environment has adversely impacted the entire industry and resulted in lower levels of debt and equity underwritings and increased volatility in the secondary markets.


      Principal  Transactions.   Principal  transactions  include  the
results of the Company's market making and trading related to customer activities, as well as proprietary trading for the Company's own
account.   As  part  of  its  market-making  activities,  the  Company maintains inventory positions of varying amounts across a broad range of financial instruments which are marked-to-market on a daily basis, along with the Company's proprietary trading positions. The Company utilizes various hedging strategies to minimize its exposure to significant movements in interest and foreign exchange rates and the
equity   and  commodity  markets.   Principal  transactions   revenues
decreased 48% to $157 million for the first quarter of 1995 from $302 million for the first quarter of 1994. The decline in principal transactions revenues was principally caused by reduced derivatives activity and a decrease in the Company's customer flow activity in certain equity products.

     Investment Banking. Investment banking revenues decreased 20% to $109 million for the first quarter of 1995 from $137 million for the prior year period due to lower origination volumes, partially offset by improved results from merchant banking activities.

      Commissions. Commission revenues decreased 23% to $93 million for the first quarter of 1995 from $121 million for the first quarter of 1994, reflecting lower volumes of customer trading in listed securities primarily due to the Company's restructuring of the high-net-worth brokerage unit. Commission revenues are generated from the Company's agency activities on behalf of corporations, institutions and high net worth individuals.

     Interest and Dividends. Interest and dividend revenues increased to $2,413 million for the first quarter of 1995 from $1,353 million for the first quarter of 1994. This increase is the result of higher levels of interest rates in the first quarter of 1995 versus the first quarter of 1994 and an increase in the Company's volume of matched book transactions.

      Net interest and dividend income decreased 15% to $84 million in the first quarter of 1995 from $99 million in the first quarter of 1994. Net interest and dividend revenue amounts are closely related to the Company's trading activities. The Company evaluates its trading strategies on an overall profitability basis which includes both principal transactions revenues and net interest. Therefore, changes in net interest and dividend revenue from period to period should not be viewed in isolation but should be viewed in conjunction with revenues from principal transactions. Net interest and dividend revenue is impacted by the balance sheet size and mix of assets, the amount and mix of short- and long-term funding sources, as well as the prevailing level, term structure and volatility of interest rates. The 1995 decrease in net interest and dividend revenue was due in part to reduced spreads on fixed income products as a result of the higher interest rate environment in 1995, partially offset by an increase in interest earning assets.

      Non-Interest Expenses. Non-interest expenses were $449 million for the first quarter of 1995 and $608 million for the first quarter of 1994. Compensation and benefits expense was $180 million for the first quarter of 1995 and $336 million for the first quarter of 1994. Compensation and benefits expense in 1995 does not include any portion of management fees, which are separately categorized on the Company's consolidated statement of operations, related to employee services provided by Holdings. Non-compensation and benefits expenses were $269 million for the first quarter of 1995 and $272 million for the first quarter of 1994. Non-compensation and benefits expense in 1995 includes a $52 million management fee, a portion of which relates to employee services provided by Holdings and in 1994, includes a $27 million Severance Charge.

      Cost Reduction Effort. Significant effort was spent during 1994 on reducing both personnel and nonpersonnel expenses worldwide across all subsidiaries of Holdings. The Company expects that its overall cost structure will be reduced significantly as a result of Holdings' cost reduction efforts. However, the Company's cost structure differs from Holdings in that nonpersonnel related expenses are not readily determinable from the Company's statement of operations, since a portion of the Company's management fee expense is comprised of charges related to employee services provided by Holdings and its subsidiaries. In addition, the Company's management fees are subject to fluctuation due to changes in the nature and levels of intercompany services provided.

      At year end 1994, Holdings announced a cost reduction target of $300 million on an annualized basis (pretax) compared to Holdings' third quarter 1994 annualized expenses. During the first quarter of 1995, Holdings continued its progress in reducing costs, concentrating on both personnel and nonpersonnel expenses. In the first quarter of 1995, Holdings' personnel expenses were further reduced as a result of the headcount reduction from 8,512 at November 30, 1994 to 8,428 at February 28, 1995. The process to reduce nonpersonnel expenses consists of a highly detailed review of expense categories, with steady progress expected to be made in this area throughout fiscal 1995. During the first quarter of 1995, a $40 million reduction on an annualized basis was realized as Holdings nonpersonnel expenses decreased to $277 million.

      Commencing in the fourth quarter of 1994 through the first quarter of 1995, annualized savings of $183million have been realized. Holdings expects to achieve its cost reduction objectives by year end.

      Income Taxes. For the first quarter of 1995, the Company reported a tax benefit of $3 million on $2 million of pretax income. For the first quarter 1994, the Company reported a tax provision of $24 million on $65 million of pretax income resulting in an effective tax rate of 37%. The 1995 effective tax rate is not meaningful due to low pretax income and benefits attributable to income subject to preferential tax treatment. The 1994 effective tax rate of 37% is greater than the statutory rate primarily because of state and local taxes offset by income subject to preferential tax treatment.

Liquidity and Capital Resources

     Total assets increased to $91.6 billion at February 28, 1995 from $79.1 billion at November 30, 1994. The increase in total assets is primarily the result of the change in the Company's clearing arrangements. After the close of business on February 17, 1995, the Company became self-clearing for equities, municipal securities and corporate debt securities. Previously all clearing and settlement for these products was performed by Smith Barney Inc. The Company has entered into an agreement, for a term of five years, with the Bear Stearns Securities Corp. ("BSSC") pursuant to which BSSC has agreed to process the transactions previously cleared by Smith Barney Inc. As of result of this arrangement, assets increased by approximately $11 billion which were predominantly funded with offsetting liabilities.


     The Company's asset base consists primarily of cash and cash equivalents and assets which can be converted to cash within one year, including securities and other financial instruments owned, collateralized short-term agreements and receivables. Long-term assets consist primarily of other receivables, property, equipment and leasehold improvements; deferred expenses and other assets; and excess of cost over fair value of net assets acquired.

     On a daily basis the Company reviews its mix of long- and short-term borrowings as it relates to maturity matching and the availability of secured and unsecured financing. In addition, the Company periodically tests its secured and unsecured credit facilities to ensure availability and monitors its unencumbered collateral positions to ensure maximum availability of secured borrowing facilities.

     Short-Term Secured Funding. The Company finances its short-term assets primarily on a secured basis. At February 28, 1995, 78% of the Company's securities and other financial instruments owned, securities purchased under agreements to resell and securities borrowed are financed by securities and other financial instruments sold but not yet purchased, securities sold under agreements to repurchase and securities loaned.

      Short-Term Unsecured Funding. The Company uses short-term unsecured borrowing sources to fund short-term assets not financed on a secured basis. The Company's primary sources of short-term, unsecured general purpose funding include commercial paper and short-term debt, including master notes and bank borrowings under uncommitted lines of credit. Short-term debt outstanding totaled $2.3 billion at February 28, 1995 and November 30, 1994. The Company had no commercial paper outstanding at February 28, 1995 and November 30, 1994.

     The Company's uncommitted lines of credit provide an additional source of secured and unsecured short-term financing. The Company had $5.3 billion in uncommitted lines of credit at February 28, 1995 and November 30, 1994. Uncommitted lines consist of facilities that the Company has been advised are available but for which no contractual lending obligation exists.

     Total Capital. Long-term assets are financed with a combination of long-term debt and stockholder's equity (collectively, "Total Capital"). The Company's long-term unsecured funding sources are senior notes and subordinated indebtedness. The Company maintains long-term debt in excess of its long-term assets to provide additional liquidity, which the Company uses to meet its short-term funding requirements and to reduce its reliance on commercial paper and short-term debt.

    During the first quarter of 1995, the Company had no new issuances of long-term debt, compared to $240 million in the first quarter of 1994. The Company staggers the maturities of its long-term debt to minimize refunding risk. At February 28, 1995, the Company had long-term debt outstanding of $3.2 billion compared to $3.4 billion outstanding at November 30, 1994.

     At  February 28, 1995, the Company had approximately $525 million
available   for   the  issuance  of  indebtedness  under   its   shelf
registration.

    Credit Ratings. The current short-term and subordinated debt ratings of the Company are as follows:

                                          LBI
                                       Short-    Subordinated
                                       term         debt
Duff & Phelps Credit Rating Co.         D-1          A-
Fitch Investors Service Inc.            F-1          A-
IBCA                                     A1           -
Moody's                                  P2         Baa1
S&P                                     A-1           A
Thomson BankWatch                      TBW-1         A-


     On  March  21,  1995, Moody's Investors Service Inc.  ("Moody's")
lowered the ratings of LBI after having affirmed such ratings on February 16, 1995. The Company currently estimates that the Moody's action could increase interest expense before the effect of compensation and taxes by approximately $25 million on an annual basis. In terms of the Company's business, the action is expected to have only a nominal impact on customer flow activity. Management remains comfortable with the Company's current liquidity position, which was strengthened throughout 1994 and the first quarter of 1995.

    On March 28, 1995, Standard & Poor's ("S&P") reaffirmed the short- and long-term ratings of the Company. On the same date, S&P revised the long-term debt outlook on six of the Company's competitors in the securities industry from stable to negative. The Company's long-term debt outlook from S&P was revised to negative in September 1994, and remains negative.

    Duff and Phelps Credit Rating Co. and Fitch Investors Service Inc. have affirmed the Company's ratings. IBCA and Thomson BankWatch have maintained the Company's existing ratings.

Specific Business Activities and Transactions

     The following sections include information on specific business activities of the Company which affect overall liquidity and capital resources:

     High  Yield Securities.  The Company underwrites, trades, invests
and  makes  markets  in  high yield corporate  debt  securities.   The
Company also syndicates, trades and invests in loans to below investment grade companies. For purposes of this discussion, high yield debt securities are defined as securities or loans to companies rated below BBB- by S&P and below Baa3 by Moody's, as well as non-rated securities or loans which, in the opinion of management, are non-investment grade. High yield debt securities are carried at market value and unrealized gains or losses for these securities are
reflected in the Company's consolidated statement of operations.   The
Company's portfolio of such securities at February 28, 1995 and November 30, 1994 included long positions with an aggregate market value of approximately $668 and $624 million, respectively, and short positions with an aggregate market value of approximately $43 million and $71 million, respectively. The portfolio may from time to time contain concentrated holdings of selected issues. The Company's two largest high yield positions were $91 million and $54 million at February 28, 1995 and $89 million and $70 million at November 30, 1994.

     Westinghouse. In May 1993, the Company and Westinghouse Electric Corporation ("Westinghouse") entered into a partnership to facilitate the disposition of Westinghouse's commercial real estate portfolio, valued at approximately $1.1 billion, to be accomplished substantially through securitizations and asset sales. The Company's original investment in the partnership was approximately $136 million, after consideration of a 10% limited partnership interest purchased by Lennar Inc. In addition, the Company made collateralized loans to the partnership of $752 million.

     At February 28, 1995, the carrying value of the Company's investment in the partnership was $147 million. The outstanding balance of the loan to the partnership was fully paid in the first quarter of 1995. The remaining investment is expected to be fully recovered by the second half of 1995 through a combination of securitizations, asset sales, mortgage remittances and refinancings by third parties.

      Merchant Banking Partnerships. At February 28, 1995, the Company's investment in merchant banking partnerships was $90 million. At February 28, 1995, the Company had no remaining commitments to make investments through these partnerships. The Company's policy is to carry its interests in merchant banking partnerships at fair value based upon the Company's assessment of the underlying investments. The Company's merchant banking investments, made primarily through a series of partnerships are consistent with the terms of those partnerships and are expected to be sold or otherwise monetized during the remaining term of the partnerships.

     Noncore Activities and Investments. In March 1990, the Company discontinued the origination of partnerships (the assets of which are primarily real estate) and investments in real estate. Currently, Holdings and the Company act as a general partner for approximately $4.1 billion of partnership investment capital and manage the remaining real estate investment portfolio. At February 28, 1995, the Company had net exposure to these investments of $80 million. This amount includes $34 million of investments in these real estate activities, as well as $46 million of commitments and contingent liabilities under guarantees and credit enhancements, both net of applicable reserves. The Company believes any exposure under these commitments and contingent liabilities has been adequately reserved. In certain circumstances, the Company provides financial and other support and assistance to such investments to maintain investment values. There is no contractual requirement that the Company continue to provide this support. Although a decline in the real estate market or the economy in general or a change in the Company's disposition strategy could result in additional real estate reserves, the Company believes that it is adequately reserved.

     Management's intention with regard to noncore assets is the prudent liquidation of these investments as and when possible.


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

Bishopsgate Investment Management Limited (in liquidation) v. Lehman Brothers International (Europe) and Lehman Brothers Holdings Plc (Reported in LBI's Annual Report on Form 10-K)

     On March 31, 1995, the parties settled all remaining claims.

Lehman Brothers Commercial Corporation and Lehman Brothers Special Financing Inc. v. China International United Petroleum and Chemical Co., Ltd. (Reported in LBI's Annual Report on Form 10-K)

      On March 13, 1995, Unipec filed an answer with counterclaims seeking $8 million in compensatory damages.

Lehman  Brothers  Commercial  Corporation and  Lehman  Brothers  Special
Financing  Inc.  v. Minmetals International Non-Ferrous Metals   Trading
Company  (Reported in LBI's Annual Report on Form 10-K)

      On March 9, 1995, Minmetals filed an answer with counterclaims seeking $28 million in compensatory damages and CNM moved to dismiss the complaint.

Glynwill Investment, Ltd. v. Shearson Lehman Brothers Inc. (Reported in LBI's Annual Report on Form 10-K) Glynwill's appeal was argued during the March 1995 term of the Appellate Division, First Department, and a decision is expected within the next several months.

Actions Relating to National Association of Securities Dealers Automated Quotations Systems ("NASDAQ") Market Maker Antitrust and Securities Litigation. (Report in Holdings' Annual Report on Form 10-K.

State Court Action. On consent of all parties this action is being dismissed without prejudice to refiling upon conclusion of the federal action.

Leetate Smith. et al. v. Merrill Lynch . et al.

     On February 28, 1995 a First Amended Consolidated Class Action Complaint for Violations of the Federal Securities Laws and the California Corporations Code (the "Complaint") was filed in the United States District Court for the Central District of California amending a previously filed complaint and adding, among other defendants, Lehman Brothers Inc. The Complaint is purportedly brought on behalf of purchasers of bonds, notes and other securities during the period July 1, 1992 through December 6, 1994 (the "Class Period") that were issued by Orange County or by other public entities which had funds invested in Orange County's Investment Pool (collectively "the County"). Also named as defendants are eight other broker-dealers who like LBI, are alleged to have acted as underwriters of the County's debt securities and the five financial advisors who allegedly advised the County during the Class Period. The Complaint alleges violations of Section 10b of the Exchange Act of 1934 and various sections of the California Corporations Code based on alleged misstatements and omissions in the Official Statements of the debt offerings by the County primarily relating to the County's creditworthiness and ability to repay the debts. The Complaint seeks (i) to certify the action as a class action; (ii) unspecified damages plus interest; and (iii) attorneys' fees.

EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits and reports on Form 8-K are filed as part of this Quarterly Report, or where indicated, were heretofore filed and are hereby incorporated by reference:

(a)  Exhibits:

    12.   Computation in Support of Ratio of Earnings to Fixed
          Charges.

    27.   Financial Data Schedule


(b)  Reports on Form 8-K:

     None


                           SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   LEHMAN BROTHERS INC.
                                       (Registrant)



Date: April 13, 1995       By      /s/ Richard S. Fuld,Jr.
                                   Richard S. Fuld, Jr.
                                   Chairman of the Board and
                                   Chief Executive Officer
                                   (Principal Executive Officer)




Date:  April 13, 1995      By      /s/ Robert Matza
                                   Robert Matza
                                   Chief Financial Officer
                                   (Principal Financial Officer)



                              EXHIBIT INDEX


Exhibit No.                   Exhibit



Exhibit 12.   Computation in Support of Ratio of Earnings to Fixed Charges.

Exhibit 27.   Financial Data Schedule


                                                         Exhibit 12

                LEHMAN BROTHERS INC. and SUBSIDIARIES
    COMPUTATION in SUPPORT of RATIO of EARNINGS to FIXED CHARGES
                        (Dollars in millions)
                             (Unaudited)



                                                        For the    For the
                                                    Eleven Months Three Months
                                                         Ended      Ended
                     For the Year Ended December 31, November 30, February 28,
                       1990    1991   1992   1993       1994         1995
Fixed charges:
Interest expense:
Subordinated
indebtedness         $  277  $  231  $ 210  $ 192      $ 184        $  50
Bank loans and other
borrowings*           3,753   4,068  4,363  4,393      5,661        2,279
Interest component of
rentals of office
and equipment            57      64     64     62         27           7
Other adjustments**      73      88    127    101         53
    TOTAL (A)        $4,160  $4,451 $4,764 $4,748     $5,925      $2,336

Earnings:
Pre-tax income (loss)
from continuing
operations           $ (501) $  283 $  319 $ (146)   $     1      $    2
Fixed charges         4,160   4,451  4,764  4,748      5,925       2,336
Other adjustments***    (68)    (69)   (68)   (68)       (52)
    TOTAL (B)        $3,591  $4,665 $5,015 $4,534     $5,874      $2,338
(B/A)                          1.05   1.05                          1.00

*      Includes amortization of long-term debt discount.

**     Other   adjustments  include  capitalized  interest   and   debt
       issuance   costs,  amortization  of  capitalized  interest   and
       preferred stock dividends of a wholly owned subsidiary.

*** Other adjustments include adding the net loss of affiliates accounted for at equity whose debt is not guaranteed by the
       Company and subtracting capitalized interest costs and undistributed net income of affiliates accounted for at equity and preferred stock dividends of a wholly owned subsidiary.

**** Earnings were inadequate to cover fixed charges and would have had to increase approximately $569 million in 1990, $214 million in 1993 and $51 million in 1994 in order to cover the deficiency.


                                                         Exhibit 27


                LEHMAN BROTHERS INC. and SUBSIDIARIES

This schedule contains summary financial information extracted from the Consolidated Statement of Financial Condition at February 28, 1995 (Unaudited) and the Consolidated Statement of Operations for the three months ended February 28, 1995 (Unaudited) and is qualified in its entirety by reference to such financial statements.

1,000,000

PERIOD TYPE                             3 MOS
FISCAL YEAR END                         NOV-30-1995
PERIOD START                            DEC-01-1994
PERIOD END                              FEB-28-1995
CASH                                    $  1,386
RECEIVABLES                             $ 11,354
SECURITIES-RESALE                       $ 28,362
SECURITIES BORROWED                     $ 19,788
INSTRUMENTS OWNED                       $ 29,955
PP&E                                    $    389
TOTAL ASSETS                            $ 91,638
SHORT TERM                              $  2,294
PAYABLES                                $  8,976
REPOS SOLD                              $ 46,043
SECURITIES LOANED                       $  5,455
INSTRUMENTS SOLD                        $  9,608
LONG-TERM                               $  3,231
PREFERRED-MANDATORY                     $      0
PREFERRED                               $      0
COMMON                                  $      0
OTHER SE                                $  2,576
TOTAL LIABILITY AND EQUITY              $ 91,638
TRADING REVENUE                         $    157
INTEREST DIVIDENDS                      $  2,413
COMMISSIONS                             $     93
INVESTMENT BANKING REVENUES             $    109
FEE REVENUE                             $      0
INTEREST EXPENSE                        $  2,329
COMPENSATION                            $    180
INCOME-PRETAX                           $      2
INCOME PRE-EXTRAORDINARY                $      5
EXTRAORDINARY                           $      0
CHANGES                                 $      0
NET INCOME                              $      5
EPS-PRIMARY                             $      0
EPS-DILUTED                             $      0