Form 10-Q/A
period 1995-07-11
LEHMAN BROTHERS INC//
filed 1995-07-11
CIK 728586

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                         Amendment No. 1

                               To

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X    No ______

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

     27.  Financial Data Schedule




                           SIGNATURES




      Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   LEHMAN BROTHERS INC.
                                       (Registrant)





Date:  July  11, 1995              By /s/  Richard  S. Fuld, Jr.
                                   Richard S. Fuld, Jr.
                                   Chairman of the Board and
                                   Chief Executive Officer
                                   (Principal Executive Officer)




Date:   July  11, 1995             By /s/  Robert Matza
                                   Robert Matza
                                   Chief Financial Officer
                                   (Principal Financial Officer)


                          EXHIBIT INDEX


Exhibit No.                   Exhibit


Exhibit 27.         Financial Data Schedule