Form 10-Q
period 1995-07-14
LEHMAN BROTHERS INC//
filed 1995-07-14
CIK 728586

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

                                FORM 10-Q


[ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended May 31, 1995

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

As of July 14, 1995, 1,006 shares of the Registrant's Common Stock, par value $.10 per share, were issued and outstanding.



                  LEHMAN BROTHERS INC. and SUBSIDIARIES

                                FORM 10-Q

                    FOR THE QUARTER ENDED MAY 31, 1995

                                  INDEX

Part  I.        FINANCIAL INFORMATION                           Page Number

     Item 1.             Financial Statements - (unaudited)

               Consolidated Statement of Operations -
                 Three and Six Months Ended May 31, 1995
                 and June 30, 1994                                 3

               Consolidated Statement of Financial Condition -
                 May 31, 1995 and November 30, 1994                5

               Consolidated Statement of Cash Flows -
                 Six Months Ended May 31, 1995
                 and June 30, 1994                                 7

               Notes to Consolidated Financial Statements          9

     Item 2.             Management's Discussion and Analysis of
               Financial Condition and Results of Operations      12

Part II.    OTHER INFORMATION

     Item 1.             Legal Proceedings                        20


     Item 6.             Exhibits and Reports on Form 8-K         22

Signatures                                                        23

EXHIBIT INDEX                                                     24

Exhibits


                  LEHMAN BROTHERS INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENT of OPERATIONS
                               (Unaudited)
                              (In millions)

                                               Three months ended
                                              May 31,      June 30,
                                               1995          1994
Revenues
   Principal transactions                   $  182         $  203
   Investment banking                          112             94
   Commissions                                 107            103
   Interest and dividends                    2,576          1,544
   Other                                        14             14
         Total revenues                      2,991          1,958
   Interest expense                          2,504          1,475
         Net revenues                          487            483
Non-interest expenses
   Compensation and benefits                   267            256
   Brokerage, commissions and
   clearance fees                               48             52
   Communications                               31             38
   Occupancy and equipment                      21             25
   Professional services                        19             33
   Business development                         21             25
   Depreciation and amortization                16             28
   Management fees                              48
   Other                                        28             55
         Total non-interest expenses           499            512
Income (loss) before taxes and
preferred dividend of subsidiary               (12)           (29)
 Provision for (benefit from)
 income taxes                                  (12)           (22)
 Income (loss) before preferred
 dividend of subsidiary                                        (7)
 Preferred dividend of subsidiary                             (17)
Net income (loss)                             $  0         $  (24)



             See notes to consolidated financial statements.

                  LEHMAN BROTHERS INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENT of OPERATIONS
                               (Unaudited)
                              (In millions)

                                                Six months ended
                                              May 31,      June 30,
                                               1995          1994
Revenues
   Principal transactions                   $  339       $  505
   Investment banking                          221          231
   Commissions                                 200          224
   Interest and dividends                    4,989        2,897
   Other                                        22           28
         Total revenues                      5,771        3,885
   Interest expense                          4,833        2,729
         Net revenues                          938        1,156
Non-interest expenses
   Compensation and benefits                   447          592
   Brokerage, commissions and
   clearance fees                               99          114
   Communications                               64           75
   Occupancy and equipment                      44           50
   Professional services                        44           61
   Business development                         43           48
   Depreciation and amortization                33           54
   Management fees                             100
   Other                                        74           99
   Severance charge                                          27
         Total non-interest expenses           948        1,120
Income (loss) before taxes,
cumulative effect of
change in accounting principle and
preferred dividend of subsidiary               (10)          36
Provision for (benefit from)
income taxes                                   (15)           2
Income before cumulative effect  of
change in accounting principle
and preferred dividend of subsidiary             5           34
    Cumulative effect of  change  in
accounting principle,
     net of taxes                                          (13)
   Preferred dividend of subsidiary                        (34)
Net income (loss)                           $    5      $  (13)


             See notes to consolidated financial statements.

                  LEHMAN BROTHERS INC. and SUBSIDIARIES
              CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                               (Unaudited)
                              (In millions)

                                 ASSETS

                                                    May  31,   November 30,
                                                      1995        1994
Cash and cash equivalents                           $   444       $   361

Cash and securities segregated and on deposit
for regulatory and other purposes                       754         1,263

Securities and other financial instruments owned:
Governments and agencies                             15,367        16,941
Corporate  obligations and  other  contractual
commitments                                           5,649         7,094
Certificates of deposit and other money market
instruments                                           2,691         1,239
Mortgages and mortgage-backed                         1,774         2,444
Corporate stocks and options                          1,452         1,411
                                                     26,933        29,129
Collateralized short-term agreements:
Securities purchased under agreements to resell      29,123        29,392
Securities borrowed                                  19,854         9,210

Receivables:
Brokers, dealers and clearing organizations           3,413         3,868
Customers                                             2,960         1,406
Others                                                2,896         3,694

Property, equipment and leasehold improvements
  (net of accumulated depreciation and amortization
  of $439 in 1995 and $424 in 1994)                     370           409

Deferred expenses and other assets                      241           221

Excess of cost over fair value of net assets
acquired
(net of accumulated amortization of $82 in 1995
and $79 in 1994)                                        178          181
                                                    $87,166      $79,134



             See notes to consolidated financial statements.

                  LEHMAN BROTHERS INC. and SUBSIDIARIES
        CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (Continued)
                               (Unaudited)
                    (In millions, except share data)

                  LIABILITIES AND STOCKHOLDER'S EQUITY
                                                       May  31,   November 30,
                                                        1995         1994
Short-term financings:
    Securities sold under agreements to repurchase       $43,533     $44,174
    Securities loaned                                      6,255         315
    Commercial paper and short-term debt                   1,507       2,272

Securities and other financial instruments sold but not
yet purchased:
    Governments and agencies                               5,255      5,184
    Corporate obligations and other contractual
    commitments                                            3,573      2,842
    Corporate stocks and options                             705      1,352
                                                           9,533      9,378

Advances from Holdings and other affiliates                8,098      8,807

Payables:
    Brokers, dealers and clearing organizations            4,567      2,730
    Customers                                              4,852      2,059

Accrued liabilities and other payables                     3,206      3,416
Senior notes                                                 411        511
Subordinated indebtedness                                  2,824      2,885
          Total liabilities                               84,786     76,547

Commitments and contingencies (Note 4)

Stockholder's equity:
Preferred  stock, $.10 par value;  10,000  shares
authorized;
 none outstanding
Common  stock,  $.10  par  value;  10,000  shares
authorized;
 1,006  shares issued and outstanding in  1995
and 1994
Additional paid-in capital                                2,730      2,905
Foreign currency translation adjustment                       3          3
Accumulated deficit                                        (353)      (321)
          Total stockholder's equity                      2,380      2,587
          Total liabilities and stockholder's equity    $87,166    $79,134


             See notes to consolidated financial statements.

                  LEHMAN BROTHERS INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Unaudited)
                              (In millions)

                                                   Six months ended
                                                  May 31,     June 30,
                                                   1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES
Income before cumulative effect of change
in accounting
principle  and preferred  dividend  of           $     5     $     34
subsidiary
Adjustments  to reconcile income  to  net
cash provided
by (used in) operating activities:
Depreciation and amortization                        33            54
Provisions for losses and other reserves             15            43
Other adjustments                                     8            10
Net change in:
Cash and securities segregated                      509          (528)
Receivables from brokers,  dealers
and clearing organizations                          455        (1,941)
Receivables from customers                       (1,554)          (39)
Securities purchased under agreements to resell     269        (7,903)
Securities borrowed                             (10,644)       (4,440)
Securities and other financial instruments owned  2,196       (10,355)
Payables to brokers, dealers and
clearing organizations                            1,837         1,706
Payables to customers                             2,683           (40)
Accrued liabilities and other payables             (223)         (487)
Securities sold under agreements to
repurchase                                         (641)       13,421
Securities loaned                                 5,940         2,515
Securities and other financial instruments
sold but not yet purchased                          155         5,062
Other operating assets and liabilities, net         796           487

Net cash provided by (used in) operating
activities                                       $1,839       $(2,401)


             See notes to consolidated financial statements.

                  LEHMAN BROTHERS INC. and SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CASH FLOWS -- (Continued)
                               (Unaudited)
                              (In millions)
                                                   Six months ended
                                                 May 31,      June 30,
                                                   1995          1994
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of senior notes              $  (90)         $  (7)
Proceeds from issuance of subordinated
indebtedness                                                      760
Principal payments of subordinated
indebtedness                                       (63)          (512)
Proceeds from issuance of other
indebtedness                                       173            827
Principal payments of other
indebtedness                                      (749)           (26)
Increase (decrease) in commercial paper
and short-term debt, net                          (804)         1,815
Dividends and capital distributions paid          (212)          (358)
Net cash (used in) provided by
financing activities                            (1,745)         2,499

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, equipment and
leasehold improvements                             (11)           (24)
Other                                                              (7)
Net cash used in by investing activities           (11)           (31)
Net change in cash and cash equivalents             83             67
Cash and cash equivalents, beginning of period     361            316
Cash and cash equivalents, end of period       $   444        $   383

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)

      Interest paid totaled $4,863 and $2,813 for the six months ended May 31, 1995 and June 30, 1994, respectively. Income taxes paid totaled $4 and $12 for the six months ended May 31, 1995 and June 30, 1994, respectively.


             See notes to consolidated financial statements.


1.  Basis of Presentation:

      The consolidated financial statements include the accounts of Lehman Brothers Inc., a registered broker-dealer ("LBI") and subsidiaries (LBI together with its subsidiaries, the "Company"). LBI is a wholly owned subsidiary of Lehman Brothers Holdings Inc. ("Holdings"). All material intercompany accounts and transactions have been eliminated in consolidation. The Company's financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") with respect to the Form 10-Q and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures which are normally required under generally accepted accounting principles have been omitted. The consolidated statement of financial condition at November 30, 1994 was derived from the audited financial statements. It is recommended that these financial statements be read in conjunction with the audited consolidated financial statements included in the Company's Transition Report on Form 10-K for the eleven months ended November 30, 1994.

      The nature of the Company's business is such that the results of any interim period may vary significantly from quarter to quarter and may not be indicative of the results to be expected for the fiscal year. Certain prior period amounts reflect reclassifications to conform to the current period's presentation.

2.  Borrowings:

      For the six months ended May 31, 1995, the Company had no new issuances of senior notes or subordinated indebtedness.

      The Company had approximately $153 million of long-term debt mature during the six months ended May 31, 1995.

3.  Capital Requirements:

       As registered broker-dealers, LBI and Lehman Government Securities Inc. ("LGSI"), a wholly owned subsidiary of LBI, are subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI and LGSI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At May 31, 1995, LBI's regulatory net capital, as defined, of $1,180 million exceeded the minimum requirement by $1,099 million. LGSI's regulatory net capital, as defined, of $385 million exceeded the minimum requirement by $338 million at May 31, 1995.

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

      LB I Group, a wholly owned subsidiary of the Company had outstanding 1,000 shares of its 9% Cumulative Preferred Stock, Series A (the "Preferred Stock"), which it issued for an aggregate purchase price of $750,000,000 to LB Funding Corp., a wholly owned subsidiary of Holdings for $1,000 in cash and a promissory note of $749,999,000 bearing interest at a rate equal to the holder's cost of funds (the "Note"). In the fourth quarter of 1994, the Preferred Stock and Note were canceled. Interest income from the Note was $8 million for the three months ended June 30, 1994 and $15 million for the six months ended June 30, 1994. The dividend requirement on the Preferred Stock, as reflected on the Company's consolidated statement of operations was $17 million for the three months ended June 30, 1994 and $34 million for the six months ended June 30, 1994.

      During the six months ended May 31, 1995, the Company paid $212 million to Holdings, $175 million as a return of capital and $37 million as dividends.

8.  Change in Year-End:

     During 1994, the Company changed its year-end from December 31 to November 30. Such a change to a non-calendar cycle shifts certain year-end administrative activities to a time period that conflicts less with the business needs of the Company's institutional customers. As such, the second quarter ended May 31, 1995 has been reported on the basis of the new fiscal year. The prior year's quarter ended June 30, 1994 was reported on the basis of the old calendar year cycle.

9.  Subsequent Event:

Incentive Plans

      In June 1995, the Compensation and Benefits Committee of the Board of Directors of Holdings (the "Compensation Committee") approved the 1995 Stock Award Program, pursuant to the Lehman Brothers Holdings Inc. 1994 Management Ownership Plan. Under the 1995 Stock Award Program, eligible employees of Holdings and the Company are to receive, subject to vesting provisions and transfer restrictions, approximately 6 million restricted stock units ("RSUs"). These RSUs will vest 80% on July 1, 1996 and 20% on July 1, 2000. In addition, certain senior officers of Holdings and the Company are eligible to receive RSUs based on the achievement of 1995 performance goals, with 1 million RSUs expected to be awarded. The Compensation Committee also determined to award RSUs (or Restricted Stock) to certain senior officers of Holdings and the Company as part of a three-year long term incentive plan. The number of RSUs (or Restricted Stock) which may be awarded, if any, will be determined upon the completion of a two year period; vesting would not occur until the end of the third year. Business Environment

      The Company's principal business activities, investment banking and securities trading and sales, are by their nature subject to volatility, primarily due to changes in interest and foreign exchange rates, global economic and political trends and industry competition. As a result, revenues and earnings may vary significantly from quarter to quarter and from year to year.

      The adverse market conditions that prevailed during the last three quarters of 1994, which were characterized by rising interest rates and depressed underwriting volumes, continued throughout most of the first quarter of 1995. The financial crisis in Mexico and the collapse of Barings Brothers PLC also had a negative impact on both emerging markets and derivative transaction volumes in the first quarter of 1995.

      In the second quarter of 1995, market conditions showed signs of improvement as expectations for lower U.S. interest rates prompted
strong  rallies  in  the  stock and bond markets.   Although  customer
volumes increased in both the debt and equity markets, activity continued to be inconsistent during this period. In general, investors remained conservative and defensive due to uncertainties surrounding further declines in U.S. interest rates and the value of the dollar. Over the same period, derivative transaction volumes showed improvement as customers and clients were looking for protection in a declining interest rate and volatile currency environment.

      The market rallies experienced during the second quarter of 1995 resulted in increased syndicate activities from the first quarter 1995 levels, with the majority of this increase in debt issuances. Such syndicate volumes, however, remained below those experienced during the comparable 1994 period. The environment for merger and acquisition activity remained strong throughout the first half of fiscal 1995.

Results of Operations
For the Three Months Ended May 31, 1995 and June 30, 1994

     Summary. The Company reported net income of less than $1 million for the second quarter ended May 31, 1995 as compared to a net loss of $24 million for the second quarter ended June 30, 1994. Net revenues increased to $487 million in the second quarter of 1995 from $451 million in the first quarter of 1995 and $483 million for the second quarter of 1994. The increase in net revenues reflected an improving market environment in the second quarter of 1995, as changing interest rate expectations caused rallies in the U.S. stock and bond markets and generally higher levels of customer activity.

      Principal Transactions. Principal transactions revenues include the results of the Company's market making and trading activity related to its customer business, as well as proprietary trading for the Company's own account. As part of its market-making activities, the Company maintains inventory positions of varying amounts across a broad range of financial instruments which are marked-to-market on a daily basis, along with the Company's proprietary trading positions. The Company utilizes various hedging strategies to minimize its exposure to significant movements in interest and foreign exchange rates and the equity and commodity markets. Principal transactions revenues decreased 10% to $182 million for the second quarter of 1995 from $203 million for the second quarter of 1994. This decline in principal transactions revenues was primarily due to reduced net revenues in certain equity products partially offset by increased net revenues from foreign exchange products.

     Investment Banking. Investment banking revenues increased 19% to $112 million for the second quarter of 1995 from $94 million in the prior year period. The increase in investment banking revenues during the second quarter of 1995 was primarily attributable to improved net results from underwriting activities. Revenues from strategic advisory activities remained strong with revenues consistent in the second quarter of 1995 when compared to the second quarter of 1994 and the first quarter of 1995.

      Commissions. Commission revenues increased 4% to $107 million for the second quarter of 1995 from $103 million for the second quarter of 1994, reflecting an improvement in the Company's institutional trading volumes of listed securities partially offset by the effects of restructuring the Company's high-net-worth brokerage unit. Commission revenues are generated from the Company's agency activities on behalf of corporations, institutions and high-net-worth individuals.

     Interest and Dividends. Interest and dividend revenues increased to $2,576 million for the second quarter of 1995 from $1,544 million for the second quarter of 1994. This increase is the result of higher levels of interest rates in the second quarter of 1995 versus the second quarter of 1994 and an increase in the Company's volume of matched book transactions.

      Net interest and dividend income increased 4% to $72 million in the second quarter of 1995 from $69 million in the second quarter of 1994. Net interest and dividend revenue amounts are closely related to the Company's trading activities. The Company evaluates its trading strategies on an overall profitability basis which includes both principal transactions revenues and net interest. Therefore, changes in net interest and dividend revenue from period to period should not be viewed in isolation but should be viewed in conjunction with revenues from principal transactions. Net interest and dividend revenue is impacted by the balance sheet size and mix of assets, the amount and mix of short- and long-term funding sources, as well as the prevailing level, term structure and volatility of interest rates. In the second quarter of 1995, the increase in net interest and dividend revenue was due to a higher level of interest earning assets.

      Non-Interest Expenses. Non-interest expenses decreased 3% to $499 million for the second quarter of 1995 from $512 million for the second quarter of 1994. Compensation and benefits expense was $267 million for the second quarter of 1995 and $256 million for the second quarter of 1994. Compensation and benefits expense in 1995 does not include any portion of management fees, which are separately categorized on the Company's consolidated statement of operations, related to employee services provided by Holdings.

      Non-compensation and benefits expenses were $232 million for the second quarter of 1995 and $256 million for the second quarter of 1994. Non-compensation and benefits expense in 1995 includes a $48 million management fee, a portion of which relates to employee services provided by Holdings.

      Cost Reduction Effort. At year end 1994, Holdings announced a cost reduction target of $300 million on an annualized basis (pre-tax) compared to the third quarter 1994 annualized expenses. The Company expects that its overall cost structure will be reduced significantly as a result of Holdings' cost reduction efforts. However, the Company's cost structure differs from Holdings in that nonpersonnel related expenses are not readily determinable from the Company's statement of operations, since a portion of the Company's management fee expense is comprised of charges related to employee services provided by Holdings and its subsidiaries. In addition, the Company's management fees are subject to fluctuation due to changes in the nature and levels of intercompany services provided.

       Holdings has continued its progress in reducing costs concentrating on both personnel and non-personnel expenses. During the second quarter of 1995, Holdings' headcount was further reduced to 8,195 employees at May 31, 1995 from 8,428 at February 28, 1995. Such reductions were achieved despite certain strategic hires by Holdings in a number of business units. Holdings also continued to reduce nonpersonnel expenses with annualized savings of approximately $28 million being achieved in the second quarter when compared to Holdings' first quarter 1995 expense level. Holdings expects to achieve its remaining cost reduction objectives by year end 1995.

      In addition to Holdings' cost reduction efforts described above,
Holdings   continues   to  review  its  activities,   realigning   and
consolidating operations and facilities where possible.

  Income Taxes. For the second quarter of 1995, the Company reported a $12 million tax benefit on a pretax loss of $12 million. For the second quarter of 1994, the Company reported a $22 million tax benefit on a pretax loss of $29 million. The effective tax rate for these periods differ from the statutory U.S. federal income tax rate primarily as a result of tax benefits related to income subject to preferential tax treatment.

Results of Operations
For the Six Months Ended May 31, 1995 and June 30, 1994

      Summary. The Company reported net income of $5 million for the six months ended May 31, 1995 as compared to a net loss of $13 million for the six months ended June 30, 1994. The 1994 results include a $15 million aftertax severance charge related to the Company's review of its personnel needs, and a $13 million aftertax charge for the cumulative effect of a change in accounting for postemployment benefits as a result of the adoption of Statement of Financial Accounting Standards No. 112.

      Net revenues decreased 19% to $938 million for the six months ended May 31, 1995 from $1,156 million for the six months ended June 30, 1994. The decline in net revenues was primarily due to decreased revenues in the first quarter of 1995 from the first quarter of 1994 as a result of a significant weakening in the global business environment. The first quarter of 1994 reflected the carryover of the 1993 robust operating environment. This cycle was characterized by historically low interest rates, strong syndicate activity and heavy customer volumes. The first quarter of 1995 reflected a more difficult business environment, due to significantly increased interest rates, reduced levels of debt and equity underwritings and increased volatility in the secondary markets. Partially offsetting this decrease was a somewhat improved operating environment in the second quarter of 1995 as compared to the prior year, due to a change in the expectations for interest rates and rallies in the stock and bond markets.

     Principal Transactions. Principal transactions revenues decreased 33% to $339 million for the six months ended May 31, 1995 from $505 million for the six months ended June 30, 1994. The decline in principal transactions revenues was principally due to reduced derivatives activity and a decrease in the Company's customer flow activity in certain equity products, in the first quarter of fiscal 1995 from that experienced during the first quarter of 1994. Customer flow volumes increased in the second quarter of 1995 from the first quarter 1995 levels due to changes in the expectations regarding interest rates and rallies in both the stock and bond markets.

      Investment Banking. Investment banking revenues decreased 4% to $221 million for the six months ended May 31, 1995 from $231 million for the six months ended June 30, 1994. Underwriting activity continued at low levels industrywide as demand for debt and equity issuance remained below the comparable levels present during 1994. Accordingly, the Company's origination volumes overall were below those achieved during 1994. Partially offsetting these decreases were improved results from merchant banking activities.

      Commissions. Commission revenues decreased 11% to $200 million for the six months ended May 31, 1995 from $224 million for the six months ended June 30, 1994. The decline in commission revenues reflects lower volumes of customer trading in listed securities primarily due to the effects of restructuring the Company's high net worth brokerage unit. Commission revenues are generated from the Company's agency activities on behalf of corporations, institutions and high-net-worth individuals.

     Interest and Dividends. Interest and dividend revenues increased to $4,989 million for the six months ended May 31, 1995 from $2,897 million for the six months ended June 30, 1994. This increase is the result of higher levels of interest rates in the six months ended May 31, 1995 versus the six months ended June 30, 1994 and an increase in the Company's volume of matched book transactions.

     Net interest and dividend income decreased 7% to $156 million for the six months ended May 31, 1995 from $168 million for the six months ended June 30, 1994. The 1995 decrease in net interest revenue was due primarily to reduced spreads on fixed income products as a result of the higher interest rate environment in 1995.

      Non-Interest Expenses. Non-interest expenses were $948 million for the six months ended May 31, 1995 and $1,120 million for the six months ended June 30, 1994. Compensation and benefits expense was $447 million for the six months ended May 31, 1995 and $592 million for the six months ended June 30, 1994. Compensation and benefits expense in 1995 does not include any portion of management fees, which are separately categorized on the Company's consolidated statement of operations, related to employee services provided by Holdings.

      Non-compensation and benefits expenses were $501 million for the six months ended May 31, 1995 and $528 million for the six months ended June 30, 1994. Non-compensation and benefits expense in 1995 includes a $100 million management fee, a portion of which relates to employee services provided by Holdings and in 1994 includes a $27 million severance charge.
     Income Taxes. For the six months ended May 31, 1995, the Company reported a tax benefit of $15 million on a pretax loss of $10 million. For the six months ended June 30, 1994, the Company reported a tax provision of $2 million on pretax income of $36 million. The effective tax rate for these periods differ from the statutory U.S. federal income tax rate primarily as a result of tax benefits related to income subject to preferential tax treatment.


Liquidity and Capital Resources

    Total assets increased to $87.2 billion at May 31, 1995 from $79.1 billion at November 30, 1994. The increase in total assets is primarily the result of the change in the Company's clearing arrangements. After the close of business on February 17, 1995, the Company became self-clearing for equities, municipal securities and corporate debt securities. Previously all clearing and settlement for these products was performed by Smith Barney Inc. The Company has entered into an agreement, for a term of five years, with the Bear Stearns Securities Corp. ("BSSC") pursuant to which BSSC has agreed to process the transactions previously cleared by Smith Barney Inc. As a result of this arrangement, assets increased by approximately $11 billion which were predominantly funded with offsetting liabilities.

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

     Short-Term Secured Funding. The Company finances its short-term assets primarily on a secured basis. At May 31, 1995, 78% of the Company's securities and other financial instruments owned, securities purchased under agreements to resell and securities borrowed are financed by securities and other financial instruments sold but not yet purchased, securities sold under agreements to repurchase and securities loaned.

      Short-Term Unsecured Funding. The Company uses short-term unsecured borrowing sources to fund short-term assets not financed on a secured basis. The Company's primary sources of short-term, unsecured general purpose funding include commercial paper and short-term debt, including master notes and bank borrowings under uncommitted lines of credit. Commercial paper and short-term debt outstanding totaled $1.5 billion at May 31, 1995, compared to $2.3 billion at November 30, 1994. Of these amounts, commercial paper outstanding totaled $1.9 million at May 31, 1995. The Company had no commercial paper outstanding at November 30, 1994.

     The Company's uncommitted lines of credit provide an additional source of secured and unsecured short-term financing. The Company had $5.3 billion in uncommitted lines of credit at May 31, 1995 and at November 30, 1994. Uncommitted lines consist of facilities that the Company has been advised are available but for which no contractual lending obligation exists.

     Total Capital. Long-term assets are financed with a combination of long-term debt and stockholder's equity (collectively, "Total Capital"). The Company's long-term unsecured funding sources are senior notes and subordinated indebtedness. The Company maintains long-term debt in excess of its long-term assets to provide additional liquidity, which the Company uses to meet its short-term funding requirements and to reduce its reliance on commercial paper and short-term debt. During the six months ended May 31, 1995, the Company paid $212 million to Holdings, $175 million as a return of capital and $37 million as dividends.

     For the six months ended May 31, 1995, the Company had no new issuances of long-term debt compared to $760 million for the six months ended June 30, 1994. The Company staggers the maturities of its long-term debt to minimize refunding risk. At May 31, 1995, the Company had long-term debt outstanding of $3.2 billion compared to $3.4 billion at November 30, 1994.

     At May 31, 1995, the Company had approximately $525 million available for issuance of indebtedness under its shelf registrations.

     Credit  Ratings.   The current short-term and  subordinated  debt
ratings of the Company are as follows:

                                                       LBI
                                               Short-     subordinated
                                                term        debt

Duff  &  Phelps Credit Rating Co                 D-1         A-
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
Moody's                                          P2         Baa1
S&P                                              A-1          A
Thomson BankWatch                               TBW-1        A-

Specific Business Activities and Transactions

     The following sections include information on specific business activities of the Company which affect overall liquidity and capital resources:

     High Yield Securities. The Company underwrites, trades, invests and makes markets in high yield corporate debt securities. The Company also syndicates, trades and invests in loans to below investment grade companies. For purposes of this discussion, high yield debt securities are defined as securities or loans to companies rated as BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans which, in the opinion of management, are non-investment grade. Non-investment grade securities generally involve greater risks than investment grade securities due to the issuer's creditworthiness and the liquidity of the market for such securities. In addition, these issuers have higher levels of indebtedness, resulting in an increased sensitivity to adverse economic conditions. The Company recognizes these risks and aims to reduce market and credit risk through the diversification of its products and counterparties. High yield debt securities are carried at market value and unrealized gains or losses for these securities are reflected in the Company's consolidated statement of operations. The Company's portfolio of such securities at May 31, 1995 and November 30, 1994 included long positions with an aggregate market value of approximately $617 million and $624 million, respectively, and short positions with an aggregate market value of approximately $75 million and $71 million, respectively. The portfolio may from time to time contain concentrated holdings of selected issues. The Company's two largest high yield positions were $57 million and $56 million at May 31, 1995 and $89 million and $70 million at November 30, 1994.

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

    At May 31, 1995, the carrying value of the Company's investment in the partnership was $114 million. The outstanding balance of the loan to the partnership was fully paid in the first quarter of 1995. The remaining investment should be principally recovered by the end of 1995 through a combination of securitizations, asset sales, mortgage remittances and refinancings by third parties.

     Merchant Banking Partnerships. At May 31, 1995, the Company's investment in merchant banking partnerships was $101 million. At May 31, 1995, the Company had no remaining commitments to make investments through these partnerships. The Company's policy is to carry its interests in merchant banking partnerships at fair value based upon the Company's assessment of the underlying investments. The Company's merchant banking investments, made primarily through a series of partnerships are consistent with the terms of those partnerships, and are expected to be sold or otherwise monetized during the remaining term of the partnerships.

     Noncore Activities and Investments. In March 1990, the Company discontinued the origination of partnerships (the assets of which are primarily real estate) and investments in real estate. Currently, Holdings and the Company act as a general partner for approximately $4.1 billion of partnership investment capital and manage the remaining real estate investment portfolio. At May 31, 1995, the Company had net exposure to these investments of $78 million. This amount includes $32 million of investments in these real estate activities, as well as $46 million of commitments and contingent liabilities under guarantees and credit enhancements, both net of applicable reserves. In certain circumstances, the Company provides financial and other support and assistance to such investments to maintain investment values. There is no contractual requirement that the Company continue to provide this support. Although a decline in the real estate market or the economy in general or a change in the Company's disposition strategy could result in additional reserves, the Company believes that it is adequately reserved for its investments in real estate and commitments and contingent liabilities.

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


Glynwil Investment, Ltd. v. Shearson Lehman Brothers Inc. (Reported in Holdings' Annual Report on Form 10-K and First Quarter Report on Form 10-Q)

      On June 13, 1995, the Appellate Division, First Department, reversed the summary judgment in favor of the Company and remanded the case back to the trial court for further proceedings. The case is scheduled to go to trial on October 16, 1995.


First Capital Holdings Inc. - Bankruptcy Court Action. (Reported in Holdings' Annual Report on Form 10-K)

      The parties have agreed to a settlement of all claims, with all defendants agreeing to pay a total of $80 million. On June 30, 1995, the Bankruptcy Court entered an order in the case which, inter alia, establishes notice procedures for serving shareholders and bondholders with the settlement motion and setting August 9, 1995 as the hearing date for the motion.

Lehman Brothers Commercial Corporation and Lehman Brothers Special Financing Inc. v. China International United Petroleum and Chemical Co., Ltd. (Reported in Holdings' Annual Report on Form 10-K and First Quarter Report on Form 10-Q)

     Unipec has asserted fifteen counterclaims against Lehman entities based on violations of federal securities and commodities laws and rules, and theories of fraud, breach of fiduciary duty, conversion and business torts. Unipec seeks $8 million in compensatory damages, as well as punitive damages. The Lehman counterclaim defendants have moved to dismiss the six counterclaims based on fraud and the two based on business tort theories. Discovery is commencing.

Lehman Brothers Commercial Corporation and Lehman Brothers Special Financing Inc. v. Minmetals International Non-Ferrous Metals Trading Company (Reported in Holdings' Annual Report on Form 10-K and First Quarter Report on Form 10-Q)

      CNM filed a motion to dismiss the claims against it. The court granted the motion, but also granted LBCC and LBSF leave to replead. Minmetals filed fourteen counterclaims against Lehman entities based on violations of federal securities and commodities laws and rules, and theories of fraud, breach of fiduciary duty and conversion. The Lehman counterclaim defendants have moved to dismiss the six fraud based counterclaims. Discovery is commencing.

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



                                   LEHMAN BROTHERS INC.
                                      (Registrant)





Date:  July 14, 1995               By      /s/ Richard S. Fuld, Jr.
                                   Richard S. Fuld, Jr.
                                   Chairman of the Board and
                                   Chief Executive Officer
                                   (Principal Executive Officer)




Date:  July 14, 1995               By      /s/ Robert Matza
                                   Robert Matza
                                   Chief Financial Officer
                                   (Principal Financial Officer)


                              EXHIBIT INDEX


Exhibit No.                   Exhibit



Exhibit  12.  Computation in Support of Ratio of Earnings  to  Fixed
              Charges.

Exhibit 27.   Financial Data Schedule


                                                         Exhibit 12

                LEHMAN BROTHERS INC. and SUBSIDIARIES
    COMPUTATION in SUPPORT of RATIO of EARNINGS to FIXED CHARGES
                        (Dollars in millions)
                             (Unaudited)
                                                            For the    For the
                                                              Eleven      Six
                                                              Months     Months
                                                              Ended      Ended
                          For the Year Ended December 31,   November 30, May 31,
                              1990      1991    1992    1993    1994      1995
Fixed charges:
Interest expense:
Subordinated indebtedness        277      231     210     192     184      99
Bank loans and other
borrowings*                    3,753    4,068   4,363   4,393   5,661   4,734
Interest component of
rentals of office and
equipment                         57       64      64      62      27      14
Other adjustments**               73       88     127     101      53
TOTAL (A)                     $4,160   $4,451  $4,764  $4,748  $5,925  $4,847

Earnings:
Pre-tax  income  (loss)
from continuing operations      (501)     283     319   (146)       1     (10)
Fixed charges                  4,160    4,451   4,764  4,748    5,925   4,847
Other adjustments***             (68)     (69)    (68)   (68)     (52)
TOTAL (B)                     $3,591   $4,665  $5,015 $4,534   $5,874  $4,837
(B / A)                                  1.05    1.05

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

**** Earnings were inadequate to cover fixed charges and would have had to increase approximately $569 million in 1990, $214 million in 1993, $51 million in 1994 and $10 million in 1995 in order to cover the deficiency.