Form 10-Q
period 1995-10-16
LEHMAN BROTHERS INC//
filed 1995-10-16
CIK 728586

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

                                FORM 10-Q


[ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended August 31, 1995

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

As of October 16, 1995, 1,006 shares of the Registrant's Common Stock, par value $.10 per share, were issued and outstanding.




                  LEHMAN BROTHERS INC. and SUBSIDIARIES

                                FORM 10-Q

                  FOR THE QUARTER ENDED AUGUST 31, 1995

                                  INDEX

Part  I.        FINANCIAL INFORMATION                             Page Number

     Item 1.    Financial Statements - (unaudited)

               Consolidated Statement of Operations -
               Three and Nine Months Ended August 31, 1995
               and Three and Eight Months Ended August  31,  1994           3


               Consolidated Statement of Financial Condition -
               August 31, 1995 and November 30, 1994                        5

               Consolidated Statement of Cash Flows -
               Nine Months Ended August 31, 1995
               and Eight Months Ended August 31, 1994                       7

               Notes to Consolidated Financial Statements                   9

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations               12

Part II.    OTHER INFORMATION

     Item 1.   Legal Proceedings                                           20


     Item 6.   Exhibits and Reports on Form 8-K                            22

Signatures                                                                 23

EXHIBIT INDEX                                                              24

Exhibits


                  LEHMAN BROTHERS INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENT of OPERATIONS
                               (Unaudited)
                              (In millions)


                                             Three months ended
                                           August 31,  August 31,
                                             1995         1994
Revenues
   Principal transactions                   $  159       $  180
   Investment banking                          186          116
   Commissions                                 100           98
   Interest and dividends                    2,634        1,790
   Other                                         7           14
         Total revenues                      3,086        2,198
   Interest expense                          2,525        1,695
         Net revenues                          561          503
Non-interest expenses
   Compensation and benefits                   306          265
      Brokerage, commissions and
       clearance fees                           47           45
   Communications                               29           39
   Occupancy and equipment                      20           20
   Professional services                        17           25
   Business development                         18           24
   Depreciation and amortization                15           25
   Management fees                              24           38
   Other                                        24           52
         Total non-interest expenses           500          533
Income (loss) before taxes and
preferred dividend of subsidiary                61          (30)
Provision for (benefit from) income taxes       22          (28)
Income (loss) before preferred
dividend of subsidiary                          39           (2)
Preferred dividend of subsidiary                            (17)
Net income (loss)                            $  39       $  (19)



             See notes to consolidated financial statements.


                  LEHMAN BROTHERS INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENT of OPERATIONS
                               (Unaudited)
                              (In millions)

                                  Nine months     Eight months
                                     ended           ended
                                   August 31,      August 31,
                                    1995             1994
Revenues
   Principal transactions            $  498        $  616
   Investment banking                   407           289
   Commissions                          300           288
   Interest and dividends             7,623         4,128
   Other                                 29            33
         Total revenues               8,857         5,354
   Interest expense                   7,358         3,889
         Net revenues                 1,499         1,465
Non-interest expenses
   Compensation and benefits            753           753
   Brokerage, commissions and
    clearance fees                      146           143
   Communications                        93           101
   Occupancy and equipment               64            61
   Professional services                 61            74
   Business development                  61            63
   Depreciation and amortization         48            69
   Management fees                      124            38
   Other                                 98           133
   Severance charge                                    27
    Total non-interest expenses       1,448         1,462
Income before taxes, cumulative
effect of change in accounting
principle and preferred
dividend of subsidiary                   51             3
 Provision for (benefit from)
  income taxes                            7           (24)
Income before cumulative effect
of change in accounting principle
and preferred dividend of
subsidiary                               44            27
Cumulative effect of change in
accounting principle, net of taxes                    (13)
   Preferred dividend of subsidiary                   (45)
Net income (loss)                     $  44        $  (31)


             See notes to consolidated financial statements.




                  LEHMAN BROTHERS INC. and SUBSIDIARIES
              CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                               (Unaudited)
                              (In millions)

                                 ASSETS

                                                      August         November
                                                     31, 1995        30, 1994

Cash and cash equivalents                             $1,170          $   361

Cash and securities segregated and on deposit
for regulatory and other purposes                        637            1,263

Securities and other financial instruments
owned:
Governments and agencies                              15,311           16,941
Corporate obligations and other
contractual commitments                                6,658            7,094
Certificates of deposit and other money
market instruments                                     2,786            1,239
Mortgages and mortgage-backed                          2,205            2,444
Corporate stocks and options                           1,920            1,411
                                                      28,880           29,129
Collateralized short-term agreements:
Securities purchased under agreements to resell       27,004           29,392
Securities borrowed                                   18,110            9,210

Receivables:
Brokers, dealers and clearing organizations            2,810            3,868
Customers                                              2,438            1,406
Others                                                 2,681            3,694

Property, equipment and leasehold improvements
(net of accumulated depreciation and
amortization of $451 in 1995 and $424 in 1994)           356              409

Deferred expenses and other assets                       193              221

Excess of cost over fair value of net assets
acquired (net of accumulated amortization of
$84 in 1995 and $79 in 1994)                             176              181
                                                     $84,455          $79,134


             See notes to consolidated financial statements.





                  LEHMAN BROTHERS INC. and SUBSIDIARIES
        CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (Continued)
                               (Unaudited)
                    (In millions, except share data)

                  LIABILITIES AND STOCKHOLDER'S EQUITY


                                                      August 31,  November 30,
                                                        1995         1994
Short-term financings:
Securities sold under agreements to repurchase         $44,549        $44,174
Securities loaned                                        3,890            315
Commercial paper and short-term debt                     1,677          2,272

Securities and other financial instruments sold
but not yet purchased:
Governments and agencies                                 7,669          5,184
Corporate obligations and other  contractual
commitments                                              3,301          2,842
Corporate stocks and options                             1,092          1,352
                                                        12,062          9,378

Advances from Holdings and other affiliates              4,999          8,807

Payables:
Brokers, dealers and clearing organizations              2,470          2,730
Customers                                                5,844          2,059

Accrued liabilities and other payables                   3,326          3,416
Senior notes                                               407            511
Subordinated indebtedness                                3,075          2,885
Total liabilities                                       82,299         76,547

Commitments and contingencies (Note 4)

Stockholder's equity:
Preferred stock, $.10 par value; 10,000 shares
authorized; none outstanding
Common stock, $.10 par value; 10,000 shares
authorized; 1,006 shares issued and outstanding
in  1995 and 1994
Additional paid-in capital                               2,496          2,905
Foreign currency translation adjustment                      3              3
Accumulated deficit                                       (343)          (321)
Total stockholder's equity                               2,156          2,587
Total liabilities and stockholder's equity             $84,455        $79,134


             See notes to consolidated financial statements.


                  LEHMAN BROTHERS INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Unaudited)
                              (In millions)


                                                    Nine months  Eight months
                                                       ended         ended
                                                     August 31,     August 31,
                                                      1995           1994

CASH FLOWS FROM OPERATING ACTIVITIES
Income before cumulative effect of
change in accounting principle and
preferred dividend of subsidiary                   $      44       $     27
Adjustments to reconcile income to  net
cash provided by (used in) operating
activities:
Depreciation and amortization                             48             69
Provisions for losses and other reserves                  22             45
Other adjustments                                         13             11
Net change in:
Cash and securities segregated                           626           (366)
Receivables from brokers, dealers
and clearing organizations                             1,058         (1,342)
Receivables from customers                            (1,032)          (265)
Securities purchased under
agreements to resell                                   2,388        (10,768)
Securities borrowed                                   (8,900)        (3,648)
Securities and other financial
instruments owned                                        249        (13,619)
Payables to brokers, dealers and
clearing organizations                                  (260)         1,016
Payables to customers                                  3,675           (198)
Accrued liabilities and other payables                  (109)          (616)
Securities sold under agreements
to repurchase                                            375         21,606
Securities loaned                                      3,575            303
Securities  and other  financial
instruments sold but not yet purchased                 2,684          5,266
Other operating assets and liabilities, net            1,063            344

Net cash provided by (used in)
operating activities                                  $5,519        $(2,135)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of senior notes                       (97)           (16)
Proceeds from issuance of subordinated
indebtedness                                             250          1,060
Principal payments of subordinated
indebtedness                                             (64)          (562)
Proceeds from issuance of other
indebtedness                                              21            827
Principal payments of other
indebtedness                                          (3,810)           (26)
Increase (decrease) in commercial paper
and short-term debt, net                                (519)         1,084
Dividends and capital distributions paid                (475)          (390)
Net cash (used in) provided by
financing activities                                  (4,694)         1,977

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, equipment and
leasehold improvements                                   (16)           (33)
Other
Net cash used in investing activities                    (16)           (33)
Net change in cash and cash equivalents                  809           (191)
Cash and cash equivalents, beginning of period           361            316
Cash and cash equivalents, end of period              $1,170        $   125


         SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)

       Interest paid totaled $7,400 and $3,858 for the nine months ended August 31, 1995 and the eight months ended August 31, 1994, respectively. Income taxes paid totaled $11 and $13 for the nine months ended August 31, 1995 and the eight months ended August 31, 1994, respectively.


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

2.  Borrowings:

      For the nine months ended August 31, 1995, the Company issued $250 million of 7.125% subordinated indebtedness maturing 2002. This issuance has been effectively converted to a floating rate obligation, based on the London Interbank Offered Rate, through the use of an interest rate swap.

      The Company had approximately $161 million of long-term debt mature during the nine months ended August 31, 1995.

3.  Capital Requirements:

     As a registered broker-dealer, LBI is subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined.
At August 31, 1995, LBI's regulatory net capital, as defined, of $1,606 million exceeded the minimum requirement by $1,481 million. On August 31, 1995, Lehman Government Securities Inc., a wholly owned subsidiary of LBI and a registered broker-dealer, was merged into LBI.

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

      LB I Group, a wholly owned subsidiary of the Company had outstanding 1,000 shares of its 9% Cumulative Preferred Stock, Series A (the "Preferred Stock"), which it issued for an aggregate purchase price of $750,000,000 to LB Funding Corp., a wholly owned subsidiary of Holdings for $1,000 in cash and a promissory note of $749,999,000 bearing interest at a rate equal to the holder's cost of funds (the "Note"). In the fourth quarter of 1994, the Preferred Stock and Note were canceled. Interest income from the Note was $9 million for the three months ended August 31, 1994 and $22 million for the eight months ended August 31, 1994. The dividend requirement on the Preferred Stock, as reflected on the Company's consolidated statement of operations was $17 million for the three months ended August 31, 1994 and $45 million for the eight months ended August 31, 1994.

      During the nine months ended August 31, 1995, the Company paid $475 million to Holdings, $409 million as a return of capital and $66 million as dividends.

8.  Change in Year-End:

     During 1994, the Company changed its year-end from December 31 to November 30. Such a change to a non-calendar cycle shifts certain year-end administrative activities to a time period that conflicts less with the business needs of the Company's institutional customers. In conjunction with the decision to change its year-end, the Company is reporting its third quarter 1994 results on the basis of its new fiscal year.

9.  Subsequent Event:

      On September 6, 1995, the Company agreed to sell the net assets of certain of its European branch operations to Prudential Securities. In August, 1995, the Company also agreed to sell certain of its domestic retail brokerage accounts to Prudential Securities. These transactions are expected to close in the fourth quarter. The Company does not expect any material gain or loss on these transactions.


             LEHMAN BROTHERS INC. and SUBSIDIARIES
        MANAGEMENT'S DISUCSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS



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

      In the second quarter of 1995, market conditions showed signs of improvement as expectations for lower U.S. interest rates prompted
strong  rallies  in  the  stock and bond markets.   Although  customer
volumes increased in both the debt and equity markets, activity continued to be volatile during this period. In general, investors remained conservative and defensive due to uncertainties surrounding the direction of U.S. interest rates and the value of the dollar. Over the same period, derivative transaction volumes showed improvement as customers and clients were looking for protection in a declining interest rate and volatile currency environment.

      The positive momentum established during the second quarter of 1995 continued into the third quarter of 1995. In early July 1995, the U.S. Federal Reserve Banks reduced the federal funds rate by one-quarter of a percentage point. Investors reacted favorably to this long-awaited rate cut, leading to a rally in the bond market. However, by the middle of July 1995, positive economic data caused renewed investor concerns regarding inflation, the growth rate of the economy, and the future direction of interest rates. Towards the end of the third quarter, the market tone turned decidedly more positive as investors concluded that further rate increases would be unnecessary. In addition, the dollar continued to strengthen against key currencies such as the yen and the deutschemark, providing further support for a more stable interest rate environment.

      The fixed income and equity markets rallied as a result of these factors. Improved market conditions allowed for a continuing increase in debt and equity origination activity. Driving the robust equity markets were strong individual company and industry fundamentals, near record levels of merger and acquisition activity and substantial cash inflows into mutual funds.

      The positive market conditions experienced during the third quarter of 1995 continued into the early part of the fourth quarter.

                   LEHMAN BROTHERS INC. and SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

Results of Operations
For the Three Months Ended August 31, 1995 and August 31, 1994

      Summary. The Company reported net income of $39 million for the third quarter ended August 31, 1995 as compared to a net loss of $19 million for the third quarter ended August 31, 1994. Net revenues increased to $561 million in the third quarter of 1995 from $487 million in the second quarter of 1995 and $503 million for the third quarter of 1994. The increase in net revenues reflected the continuation of an improved market environment, as the U.S. Federal Reserve Banks reduction of the federal funds rate and the strengthening dollar led to stronger U.S. debt and equity markets which benefitted the Company's customer flow business.

      Principal Transactions. Principal transactions revenues include the results of the Company's market making and trading activity related to its customer business, as well as proprietary trading for the Company's own account. As part of its market-making activities, the Company maintains inventory positions of varying amounts across a broad range of financial instruments which are marked-to-market on a daily basis, along with the Company's proprietary trading positions. The Company utilizes various hedging strategies to minimize its exposure to significant movements in interest and foreign exchange rates and the equity and commodity markets. Principal transactions revenues decreased 12% to $159 million for the third quarter of 1995 from $180 million for the third quarter of 1994. This decline in principal transactions revenues was primarily due to decreased net revenues from fixed income derivatives partially offset by an increase in customer flow activities in certain fixed income products.

     Investment Banking. Investment banking revenues increased 60% to $186 million for the third quarter of 1995 from $116 million for the third quarter of 1994 and increased 66% from revenues of $112 million in the second quarter of 1995. The increase in investment banking revenues during the third quarter of 1995 versus the third quarter of 1994 and the second quarter of 1995 was primarily attributable to higher levels of underwriting activity due predominantly to a strengthened equity syndicate calendar. Revenues from strategic advisory activities remained strong, with increased revenues in the third quarter of 1995 compared to the third quarter of 1994 and the second quarter of 1995. Merchant banking results increased primarily as a result of net unrealized gains in the value of certain publicly traded equity investments.

     Commissions. Commission revenues were $100 million for the third quarter of 1995, virtually unchanged from the prior year period and decreased 7% from revenues of $107 million in the second quarter of 1995, reflecting an improvement in the Company's institutional trading volumes of listed securities offset by the effects of restructuring the Company's high net worth brokerage unit. Commission revenues are generated from the Company's agency activities on behalf of corporations, institutions and high net worth individuals.

     Interest and Dividends. Interest and dividend revenues increased to $2,634 million for the third quarter of 1995 from $1,790 million for the third quarter of 1994. This increase is the result of higher levels of interest rates in the third quarter of 1995 versus the third quarter of 1994 and an increase in the Company's volume of matched book transactions.


      Net interest and dividend revenues increased 15% to $109 million in the third quarter of 1995 from $95 million in the third quarter of
1994.   Net interest and dividend revenue amounts are closely  related to the Company's trading activities. The Company evaluates its trading strategies on an overall profitability basis which includes
both  principal  transactions revenues and net  interest.   Therefore,
changes in net interest and dividend revenue from period to period should not be viewed in isolation but should be viewed in conjunction with revenues from principal transactions. Net interest and dividend revenue is impacted by the balance sheet size and mix of assets, the amount and mix of short- and long-term funding sources, as well as the prevailing level, term structure and volatility of interest rates. In the third quarter of 1995, the increase in net interest and dividend revenue was due to a higher level of interest earning assets and increased spreads on certain fixed income products as a result of the lower interest rate environment.

      Non-Interest Expenses. Non-interest expenses decreased 6% to $500 million for the third quarter of 1995 from $533 million for the third quarter of 1994. Compensation and benefits expense was $306 million for the third quarter of 1995 and $265 million for the third quarter of 1994. Compensation and benefits expense in 1995 does not include any portion of management fees, which are separately categorized on the Company's consolidated statement of operations, related to employee services provided by Holdings.

      Non-compensation and benefits expenses were $194 million for the third quarter of 1995 and $268 million for the third quarter of 1994. Non-compensation and benefits expense includes a $24 million and $38 million management fee in 1995 and 1994, respectively, a portion of which relates to employee services provided by Holdings.

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

       Holdings has continued its progress in reducing costs concentrating on both personnel and non-personnel expenses. During the third quarter of 1995, Holdings' headcount was further reduced to 8,069 employees at August 31, 1995 from 8,195 at May 31, 1995. Such reductions were achieved despite certain strategic hires by Holdings in a number of business units. Holdings also continued to reduce nonpersonnel expenses with annualized savings of approximately $37 million being achieved in the third quarter when compared to Holdings' second quarter 1995 expense level. Holdings expects to achieve its remaining cost reduction objectives by year end 1995.

      In addition to the cost reduction efforts described above, Holdings continues to review its activities, realigning and consolidating operations where possible. These realignments and consolidations could result in the relocation of personnel and the identification of excess operating facilities.


     Income Taxes. For the third quarter of 1995, the Company reported a tax expense of $22 million on pretax income of $61 million. For the third quarter of 1994, the Company reported a tax benefit of $28 million on a pretax loss of $30 million. The effective tax rate for these periods differ from the statutory U.S. federal income tax rate primarily as a result of tax benefits related to income subject to preferential tax treatment.

Results of Operations
For the  Nine  Months  Ended August 31, 1995 and  Eight  Months  Ended
     August 31, 1994

      Summary. The Company reported net income of $44 million for the nine months ended August 31, 1995 and a net loss of $31 million for the eight months ended August 31, 1994. The 1994 results include a $15 million aftertax severance charge related to the Company's review of its personnel needs, and a $13 million aftertax charge for the cumulative effect of a change in accounting for postemployment benefits as a result of the adoption of Statement of Financial Accounting Standards No. 112.

     Net revenues were $1,499 million for the nine months ended August 31, 1995 and $1,465 million for the eight months ended August 31, 1994. Although the first quarter of 1994 reflected the carryover of the 1993 robust operating environment, net revenue levels for the remainder of 1994 were adversely affected by significantly reduced underwriting volumes and a less favorable mix of investor activity due to increasing interest rates and volatile equity markets. The first quarter of 1995 reflected a continuation of the difficult business environment, due to further interest rate increases, reduced levels of debt and equity underwritings and increased volatility in the secondary markets. Although market conditions showed signs of improvement during the second quarter of 1995 as a result of expectations for lower U.S. interest rates, investors still remained defensive. The third quarter of 1995 reflected the continuation of an improved market environment, as the U.S. Federal Reserve Banks' reduction of the federal funds rate and the strengthening dollar led to stronger U.S. debt and equity markets.

     Principal Transactions. Principal transactions revenues were $498 million for the nine months ended August 31, 1995 and $616 million for the eight months ended August 31, 1994. Principal transactions revenues were adversely affected by lower customer flow activities, particularly fixed income derivatives.

      Investment Banking. Investment banking revenues were $407 million for the nine months ended August 31, 1995 and $289 million for the eight months ended August 31, 1994. During the first six months of 1995, underwriting activity continued at low levels industrywide as demand for debt and equity issuance remained below the comparable levels present during 1994. Investment banking revenues in the third quarter of 1995 were positively affected by higher levels of underwriting activity due predominantly to a strengthened equity syndicate calendar. Strong results from merchant banking and strategic advisory activities continued to positively impact investment banking revenues in 1995.

          Commissions. Commission revenues were $300 million for the nine months ended August 31, 1995 and $288 million for the eight months ended August 31, 1994. Commission revenues in 1995 reflect lower volumes of customer trading in listed securities, primarily due to the effects of restructuring the Company's high net worth brokerage unit. Commission revenues are generated from the Company's agency activities on behalf of corporations, institutions and high-net-worth individuals.

      Interest and Dividends. Interest and dividend revenues were $7,623 million for the nine months ended August 31, 1995 and $4,128 million for the eight months ended August 31, 1994. Interest and dividend revenues in 1995 reflects higher levels of interest rates and an increase in the Company's volume of matched book transactions.

      Net interest and dividend income was $265 million for the nine months ended August 31, 1995 and $239 million for the eight months ended August 31, 1994. Net interest and dividend revenue in 1995 reflected a higher level of interest earning assets.

     Non-Interest Expenses. Non-interest expenses were $1,448 million for the nine months ended August 31, 1995 and $1,462 million for the eight months ended August 31, 1994. Compensation and benefits expense was $753 million for the nine months ended August 31, 1995 and $753 million for the eight months ended August 31, 1994. Compensation and benefits expense does not include any portion of management fees, which are separately categorized on the Company's consolidated statement of operations, related to employee services provided by Holdings.

      Non-compensation and benefits expenses were $695 million for the nine months ended August 31, 1995 and $709 million for the eight months ended August 31, 1994. Non-compensation and benefits expenses in 1995 includes a $124 million management fee, a portion of which relates to employee services provided by Holdings and in 1994 includes a $38 million management fee and a $27 million severance charge.

     Income Taxes. For the nine months ended August 31, 1995, the Company reported a tax expense of $7 million on pretax income of $51
million.   For  the  eight months ended August 31, 1994,  the  Company reported a tax benefit of $24 million on pretax income of $3 million. The effective tax rate for these periods differ from the statutory U.S. federal income tax rate primarily as a result of tax benefits related to income subject to preferential tax treatment.


Liquidity and Capital Resources

     Total assets increased to $84.5 billion at August 31, 1995 from $79.1 billion at November 30, 1994. The increase in total assets is primarily the result of the change in the Company's clearing arrangements. After the close of business on February 17, 1995, the Company became self-clearing for equities, municipal securities and corporate debt securities. As a result of this arrangement, assets increased by approximately $11 billion which were predominantly funded with offsetting liabilities. The Company's consolidated statement of financial condition now includes accounts previously cleared, settled and carried by Smith Barney Inc. The Company has entered into an agreement, for a term of five years, with the Bear Stearns Securities Corp. ("BSSC") pursuant to which BSSC has agreed to process the transactions previously cleared by Smith Barney Inc.

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

     Short-Term Secured Funding. The Company finances its short-term assets primarily on a secured basis. At August 31, 1995, 82% of the Company's securities and other financial instruments owned, securities purchased under agreements to resell and securities borrowed are financed by securities and other financial instruments sold but not yet purchased, securities sold under agreements to repurchase and securities loaned.

      Short-Term Unsecured Funding. The Company uses short-term unsecured borrowing sources to fund short-term assets not financed on a secured basis. The Company's primary sources of short-term, unsecured general purpose funding include commercial paper and short-term debt, including master notes and bank borrowings under uncommitted lines of credit. Commercial paper and short-term debt outstanding totaled $1.7 billion at August 31, 1995, compared to $2.3 billion at November 30, 1994. The Company had no commercial paper outstanding at August 31, 1995 and November 30, 1994.

     The Company's uncommitted lines of credit provide an additional source of secured and unsecured short-term financing. The Company had $5.2 billion in uncommitted lines of credit at August 31, 1995 and $5.3 billion at November 30, 1994. Uncommitted lines consist of facilities that the Company has been advised are available but for which no contractual lending obligation exists.

     Total Capital. Long-term assets are financed with a combination of long-term debt and stockholder's equity (collectively, "Total Capital"). The Company's long-term unsecured funding sources are senior notes and subordinated indebtedness. The Company maintains long-term debt in excess of its long-term assets to provide additional liquidity, which the Company uses to meet its short-term funding requirements and to reduce its reliance on commercial paper and short-term debt. During the nine months ended August 31, 1995, the Company paid $475 million to Holdings, $409 million as a return of capital and $66 million as dividends.

     The Company issued $250 million in long-term debt for the nine months ended August 31, 1995 and $1,060 million for the eight months ended August 31, 1994. The Company staggers the maturities of its long-term debt to minimize refunding risk. At August 31, 1995, the Company had long-term debt outstanding of $3.5 billion compared to $3.4 billion at November 30, 1994.

     At August 31, 1995, the Company had approximately $275 million available for issuance of indebtedness under its shelf registrations.

     Credit  Ratings.   The current short-term and  subordinated  debt
ratings of the Company are as follows:

                                                    LBI
                                             Short-     subordinated
                                              term         debt
Duff & Phelps Credit Rating Co                D-1         A-
Fitch Investors Service Inc.                  F-1         A-
IBCA                                          A1          A-
Moody's                                       P2         Baa1
S&P                                           A-1          A
Thomson BankWatch                             TBW-1        A-

Specific Business Activities and Transactions

     The following sections include information on specific business activities of the Company which affect overall liquidity and capital resources:

     High Yield Securities. The Company underwrites, trades, invests and makes markets in high yield corporate debt securities. The Company also syndicates, trades and invests in loans to below investment grade companies. For purposes of this discussion, high yield debt securities are defined as securities or loans to companies rated as BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans which, in the opinion of management, are non-investment grade. Non-investment grade securities generally involve greater risks than investment grade securities due to the issuer's creditworthiness and the liquidity of the market for such securities. In addition, these issuers have higher levels of indebtedness, resulting in an increased sensitivity to adverse economic conditions. The Company recognizes these risks and aims to reduce market and credit risk through the diversification of its products and counterparties. High yield debt securities are carried at market value and unrealized gains or losses for these securities are reflected in the Company's consolidated statement of operations. The Company's portfolio of such securities at August 31, 1995 and November 30, 1994 included long positions with an aggregate market value of approximately $696 million and $624 million, respectively, and short positions with an aggregate market value of approximately $80 million and $71 million, respectively. The portfolio may from time to time contain concentrated holdings of selected issues. The Company's two largest high yield positions were $51 million and $47 million at August 31, 1995 and $89 million and $70 million at November 30, 1994.

     Westinghouse. In May 1993, the Company and Westinghouse Electric Corporation ("Westinghouse") entered into a partnership to facilitate the disposition of Westinghouse's commercial real estate portfolio, valued at approximately $1.1 billion, to be accomplished substantially through securitizations, asset sales and mortgage remittances.
The Company's original investment in the partnership was approximately $136 million. The Company also advanced approximately $750 million of financing to the partnership in 1993, which has subsequently been repaid in its entirety from proceeds related to the disposition of the real estate assests. In August 1995, the Company agreed to purchase the partnership interests owned by Westinghouse. The Company also entered into an agreement to sell a portion of its partnership interests to an affiliate of Lennar Inc., a third party mortgage servicer, so that the Company and Lennar Inc. would own 75% and 25%, respectively, of the partnership. The Company's net investment in the partnership at August 31, 1995 is $179 million. As a result of its increased ownership percentage, the Company's consolidated financial statements at August 31, 1995 include the accounts of the partnership.
The Company expects to substantially liquidate the remaining loans by the end of 1996.

     Merchant Banking Partnerships. At August 31, 1995, the Company's investment in merchant banking partnerships was $98 million. At August 31, 1995, the Company had no remaining commitments to make investments through these partnerships. The Company's policy is to carry its interests in merchant banking partnerships at fair value based upon the Company's assessment of the underlying investments. The Company's merchant banking investments, made primarily through a series of partnerships, are consistent with the terms of those partnerships, and are expected to be sold or otherwise monetized during the remaining term of the partnerships.

     Noncore Activities and Investments. In March 1990, the Company discontinued the origination of partnerships (the assets of which are primarily real estate) and investments in real estate. Currently, Holdings and the Company act as a general partner for approximately $4.1 billion of partnership investment capital and manage the remaining real estate investment portfolio. At August 31, 1995, the Company had $32 million of investments in these real estate activities, as well as $46 million of commitments and contingent liabilities under guarantees and credit enhancements, both net of applicable reserves. In certain circumstances, the Company provides financial and other support and assistance to such investments to maintain investment values. There is no contractual requirement that the Company continue to provide this support. Although a decline in the real estate market or the economy in general or a change in the Company's disposition strategy could result in additional reserves, the Company believes that it is adequately reserved for its investments in real estate and commitments and contingent liabilities.

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

In re Computervision Securities Litigation (Reported in LBI's Annual Report on Form 10-K).

       Plaintiffs dropped the remaining claim on their original complaint and sought to amend the complaint. On September 20, 1995, the Court denied plaintiffs' motion for leave to serve an amended complaint and entered judgment for defendants.

Glynwil  Investment, Ltd. v. Shearson Lehman Brothers Inc.   (Reported
in  LBI's Annual Report on Form 10-K and First Quarter Report on  Form
10-Q).

       Subject to the execution of a definitive agreement, the parties have agreed to a settlement of this action.

First  Capital Holdings Inc. - Bankruptcy Court Action.   (Reported  in
LBI's Annual Report on Form 10-K).

      On August 9, 1995, the Bankruptcy Court approved the FCH creditors' settlement.

Actions Relating to National Association of Securities Dealers Automated Quotations System ("NASDAQ") Market Maker Antitrust and Securities Litigation. (Reported in LBI's Annual Report on Form 10-K and First Quarter Report on Form 10-Q).

      The Court dismissed the action, with leave to replead, stating that the complaint failed to identify the securities involved with sufficient specificity. The plaintiffs have repled and the defendants will answer the amended complaint on November 17, 1995.




                  LEHMAN BROTHERS INC. and SUBSIDIARIES

                       PART II - OTHER INFORMATION


ITEM 1    LEGAL PROCEEDINGS (Continued)


      Berlitz International Inc. v. Macmillan Inc. et al. (Reported in LBI's Annual Report on Form 10-K)

      On the motion of LBIE and PLC, the case was remanded back to the Court. Following the remand, the parties entered into a stipulation pursuant to which all proceedings have been stayed pending the outcome of the appeal in Macmillan v. Bishopsgate Investment Trust et al., referred to below.

      Macmillan, Inc. v. Bishopsgate Investment Trust, Shearson Lehman Brothers Holdings PLC et al. (Reported in LBI's Annual Report on Form 10-K)

      The Court of Appeal in London is expected to give judgment shortly on Macmillan's contention that the High Court was wrong to apply New York law to this dispute. No date has been fixed for the revised Macmillan appeal.

     MCC Proceeds Inc. v. Lehman Brothers International (Europe)

     This action was commenced by issuance of a writ in the High Court of Justice in London, England on 14 July 1995. In this action, MCC Proceeds Inc., as successor to Macmillan, Inc., seeks relief identical to that sought in the Berlitz action described above, but based on a legal theory which was initially pleaded but ultimately abandoned by the plaintiff in Berlitz. LBIE has issued an application to dismiss the proceeding.

EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits and reports on Form 8-K are filed as part of this Quarterly Report, or where indicated, were heretofore filed and are hereby incorporated by reference:

(a)  Exhibits:

    12.   Computation in Support of Ratio of Earnings  to  Fixed
          Charges

    27.   Financial Data Schedule


(b)  Reports on Form 8-K:

     None



                           SIGNATURES




      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   LEHMAN BROTHERS INC.
                                       (Registrant)





Date:  October 16, 1995            By /s/ Richard S. Fuld, Jr.
                                   Richard S. Fuld, Jr.
                                   Chairman of the Board and
                                   Chief Executive Officer
                                   (Principal Executive Officer)




Date:  October 16, 1995            By /s/ Robert Matza
                                   Robert Matza
                                   Chief Financial Officer
                                   (Principal Financial Officer)



                              EXHIBIT INDEX


Exhibit No.                   Exhibit



Exhibit 12.  Computation in Support of Ratio of Earnings to Fixed Charges

Exhibit 27.  Financial Data Schedule


                                                         Exhibit 12



                LEHMAN BROTHERS INC. and SUBSIDIARIES
    COMPUTATION in SUPPORT of RATIO of EARNINGS to FIXED CHARGES
                        (Dollars in millions)
                             (Unaudited)
                                                        For the    For the
                                                         Eleven     Nine
                                                         Months     Months
                                                         Ended      Ended
                      For the Year Ended December 31,  November 30, August 31,
                         1990     1991     1992     1993     1994      1995
Fixed charges:
Interest expense:
Subordinated
indebtedness             277       231      210      192      184       150
Bank loans and other
borrowings*            3,753     4,068    4,363    4,393    5,661     7,208
Interest component of
rentals of office and
equipment                 57        64       64       62       27        20
Other adjustments**       73        88      127      101       53         2
TOTAL (A)             $4,160    $4,451   $4,764   $4,748   $5,925    $7,380

Earnings:
Pre-tax income (loss)
from continuing
operations              (501)      283      319     (146)       1        51
Fixed charges          4,160     4,451    4,764    4,748    5,925     7,380
Other adjustments***     (68)      (69)     (68)     (68)     (52)       (1)
TOTAL (B)             $3,591    $4,665   $5,015   $4,534   $5,874    $7,430
(B / A)                ****       1.05     1.05    ****     ****       1.01

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