Form 10-K
period 1995-11-30
LEHMAN BROTHERS INC//
filed 1996-02-28
CIK 728586

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------

                                   FORM 10-K
                              -------------------

(MARK ONE)
             X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1995
          / / Transition Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934 [No Fee Required]
                         Commission File Number 1-6817
                              Lehman Brothers Inc.
             (Exact Name of Registrant as Specified in its Charter)

                     DELAWARE                                           13-2518466
         (State or other jurisdiction of                             (I.R.S. Employer
          incorporation or organization)                           Identification No.)

             3 WORLD FINANCIAL CENTER                                     10285
                NEW YORK, NEW YORK                                      (Zip Code)
     (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 526-7000
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                                NAME OF EACH EXCHANGE
                            TITLE OF EACH CLASS                                  ON WHICH REGISTERED
---------------------------------------------------------------------------   -------------------------
10 3/4% Senior Subordinated Notes Due 1996                                     New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_
    As the registrant is a wholly-owned subsidiary of Lehman Brothers Holdings Inc., none of the registrant's outstanding voting stock is held by non-affiliates of the registrant. As of the date hereof, 1,006 shares of the registrant's Common Stock. $.10 per share, were issued and outstanding.

    THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(A) AND (B) OF FORM 10-K AND THEREFORE IS FILING THIS FORM WITH A PORTION OF THE REDUCED DISCLOSURE CONTEMPLATED THEREBY.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                     None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I
                                ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

    As used herein, "LBI" or the "Registrant" means Lehman Brothers Inc., a Delaware corporation, incorporated on January 21, 1965. LBI and its subsidiaries are collectively referred to as the "Company" or "Lehman Brothers". LBI is a wholly owned subsidiary of Lehman Brothers Holdings Inc., a Delaware corporation, which (together with its subsidiaries, where appropriate) is referred to herein as "Holdings".

    The Company is one of the leading global investment banks serving institutional, corporate, government and high-net-worth individual clients and customers. Its executive offices are located at 3 World Financial Center, New York, New York 10285 and its telephone number is (212) 526-7000.

LEHMAN BROTHERS

    Lehman Brothers is one of the leading global investment banks serving institutional, corporate, government and high-net-worth individual clients and customers. The Company's worldwide headquarters in New York are complemented by offices in additional locations in the United States, Europe, the Middle East, Latin and South America and the Asia Pacific region. Lehman Brothers also operates a commodities trading and sales operation in London. Holdings provides investment banking and capital markets services in Europe and Asia. The Company is engaged primarily in providing financial services. Other businesses in which the Company is engaged represent less than 10 percent of consolidated assets, revenues or pre-tax income.

    The Company's business includes capital raising for clients through securities underwriting and direct placements; corporate finance and strategic advisory services; merchant banking; securities sales and trading; asset management; research; and the trading of foreign exchange, derivative products and certain commodities. The Company acts as a market-maker in all major equity and fixed income products in both the domestic and certain international markets. Lehman Brothers is a member of all principal securities and commodities exchanges in the United States, as well as the National Association of Securities Dealers, Inc. ("NASD"). Holdings holds memberships or associate memberships on several principal international securities and commodities exchanges, including the London, Tokyo, Hong Kong, Frankfurt and Milan stock exchanges.

    Since 1990, Lehman Brothers has focused on a "client/customer-driven" strategy. Under this strategy, Lehman Brothers concentrates on serving the needs of major issuing and advisory clients and investing customers worldwide to build an increasing "flow" of business that leverages the Company's research, underwriting and distribution capabilities. Customer flow continues to be the primary source of the Company's net revenues. Developing lead relationships with issuing clients and investing customers is a central premise of the Company's client/customer-driven strategy. Based on management's belief that each client and customer directs a majority of its financial transactions to a limited number of investment banks, Lehman Brothers' investment banking and institutional and private client sales professionals focus on a targeted group of clients and customers worldwide to identify and develop lead relationships. The Company believes that such relationships position Lehman Brothers to receive a substantial portion of its clients' and customers' financial business and lessen the volatility of revenues generally associated with the financial services industry.

LEHMAN BUSINESSES
INVESTMENT BANKING

    Lehman Brothers is a leading underwriter of equity and fixed income securities in the public and private markets. The Company is also a prominent advisor for corporations and governments around the world.

    Investment Banking professionals are responsible for developing and maintaining relationships with issuing clients, gaining a thorough understanding of their specific needs and bringing together the full resources of Lehman Brothers and Holdings to accomplish their financial objectives. Investment Banking is organized into industry, product and geographic coverage groups, enabling individual bankers to develop specific expertise in particular industries and markets. Industry coverage groups include Consumer Products, Financial Services, Financial Sponsors, Health Care, Industrials, Merchandising, Natural Resources, Real Estate and Mortgage Finance, Technology, Media and Telecommunications, Transportation and Utilities. Where appropriate, specialized groups such as Equity Capital Markets, Debt Capital Markets, Mergers and Acquisitions, Private Placements, Leveraged Finance, Derivatives, Liability Management and Project Finance are integrated into the client coverage teams.

    Lehman Brothers has a long history of providing strategic advisory services to corporate, institutional and government clients around the world on a wide range of financial matters, including mergers and acquisitions, divestitures, leveraged transactions, takeover defenses, spin-offs, corporate reorganizations and recapitalizations, tender and exchange offers, privatizations, opinion letters and valuations. The Company's Mergers and Acquisitions group works closely with product, industry and geographic coverage bankers around the world.

    Merchant Banking. Through its Merchant Banking group, the Company and its affiliates make equity and certain other investments in merger, acquisition, restructuring and leveraged capital transactions, including leveraged buyouts, either independently or in partnership with the Company's clients. Current merchant banking investments held by the Company include both publicly traded and privately held companies diversified on a geographic and industry basis.

    Since 1989, the Company and its affiliates' principal method of making merchant banking investments has been through a series of partnerships (the "1989 Partnerships"), for which the Company and its affiliates act as general partner, and in some cases as a limited partner. During the remaining life of the 1989 Partnerships, the Company's merchant banking activities, with respect to investments made by the 1989 Partnerships, will be directed toward selling or otherwise monetizing such investments.

FIXED INCOME

    Lehman Brothers actively participates in all key fixed income product areas. The Company combines professionals from the sales, trading, financing, derivatives and research areas of Fixed Income, together with investment bankers, into teams to serve the financial needs of the Company's clients and customers. The Company is a leading underwriter of new issues, and also makes markets in these and other fixed income securities. The Company's global presence facilitates client and customer transactions and provides liquidity in marketable fixed and floating rate debt securities.

    Fixed Income products consist of government, sovereign and supranational agency obligations; money market products; corporate debt securities; mortgage and asset-backed securities; emerging market securities; municipal and tax-exempt securities; derivative products and research. In addition, the Company's financing unit provides global access to cost efficient debt financing sources, including repurchase agreements, for the Company and its clients and customers.

    Government and Agency Obligations. Lehman Brothers is one of the leaders among the 37 primary dealers in U.S. Government securities, as designated by the Federal Reserve Bank of New

York, participating in the underwriting and market-making of U.S. Treasury bills, notes and bonds, and securities of federal agencies.

    Money Market Products. Lehman Brothers holds dominant market positions in the origination and distribution of medium-term notes and commercial paper. The Company and its affiliates have received global medium-term note mandates for 1,125 programs with a borrowing capacity of $1.6 trillion. The Company and its affiliates are appointed dealers for approximately 750 commercial paper programs on behalf of companies and government agencies worldwide. The Company is also a major participant in the preferred stock market.

    Corporate Debt Securities. Lehman Brothers engages in the underwriting and market making of fixed and floating rate investment grade debt. The Company also underwrites and makes markets in non-investment grade debt securities and bank loans.

    High Yield Securities and Bank Loans. In 1995, the Company expanded its high yield debt business from both a strategic and an operational perspective. The Company now provides a "one-stop" leveraged finance solution for corporate and financial acquirers and high yield issuers.

    Mortgage and Asset-Backed Securities. The Company is a leading underwriter of and market maker in mortgage and asset-backed securities.

    Emerging Market Securities. The Company is active in the trading, structuring and underwriting of Latin American, Eastern European, and Asian dollar and local currency instruments.

    Municipal and Tax-Exempt Securities. Lehman Brothers is a major dealer in municipal and tax-exempt securities, including general obligation and revenue bonds, notes issued by states, counties, cities, and state and local governmental agencies, municipal leases, tax-exempt commercial paper and put bonds. Lehman Brothers is also a leader in the structuring, underwriting and sale of tax-exempt and taxable securities and derivative products for city, state, not-for-profit and other public sector clients.

    Derivative Products. The Company offers a broad range of derivative product services. Derivatives professionals are integrated into all of the Company's major fixed income product areas to develop optimal issuance structures and investment products for the Company's clients.

    Lehman Brothers Financial Products Inc. ("LBFP"), the Company's triple-A rated derivatives subsidiary, commenced trading with counterparties in July 1994. It exceeded expectations in 1995 in terms of notional volumes and number of counterparties. This entity also received rating agency approval to double the amount of products eligible for inclusion in the subsidiary.

    Financing. The Company's Financing unit engages in three primary functions: managing the Company's matched book activities, supplying secured financing to customers, and providing funding for the Company's inventory positions. Matched book funding involves lending cash on a short-term basis to institutional customers collateralized by marketable securities, typically government or government agency securities. The Company enters into these agreements in various currencies and seeks to generate profits from the difference between interest earned and interest paid. The Financing unit works with the Company's institutional sales force to identify customers that have cash to invest and/or securities to pledge to meet the financing and investment objectives of the Company and its customers. Financing also coordinates with the Company's treasury area to provide collateralized financing for a large portion of the Company's securities and other financial instruments owned.

    Fixed Income Research. Fixed Income research at Lehman Brothers encompasses the full range of research disciplines: quantitative, economic, strategic, credit, portfolio and market-specific analysis. Fixed Income research is integrated with and supports the Company's investment banking, sales and trading activities. An important objective of Fixed Income research is to have in place high quality research analysts covering industry, geographic and economic sectors that support the activities of the Company's clients and customers. The Company and its affiliates' 200 specialists are based in New York, Toronto, London, Tokyo and Hong Kong. Their expertise includes U.S., European and Asian government and agency securities, derivatives, sovereign issues, corporate securities, high yield, asset-and mortgage-backed securities, commercial real estate, emerging market debt and municipal securities.

    Foreign Exchange. Through its foreign exchange operations, Lehman Brothers seeks to provide its clients and customers with superior trading execution, price protection and hedging strategies to manage volatility. The Company and its affiliates, through operations in New York, London, Hong Kong, Singapore, and Tokyo engage in trading activities in all major currencies and maintain a 24-hour foreign exchange market-making capability for clients and customers worldwide. In addition to the Company's traditional client/customer-driven foreign exchange activities, Lehman Brothers also trades foreign exchange for its own account.

    Commodities and Futures. Lehman Brothers engages in commodities and futures trading through its market-making activities in metals as well as its activities in exchange futures execution for its institutional and private clients. The Company and its affiliates provide their clients with global market-making and execution through its commodities and futures operations in New York, London, Frankfurt, Singapore, Hong Kong and Tokyo.

EQUITIES

    Lehman Brothers combines professionals from the sales, trading, financing, derivatives and research areas of Equities, together with investment bankers, into teams to serve the financial needs of the Company's equity clients and customers. The Company's equity expertise and the integrated nature of the Company's global operations enable Lehman Brothers to structure and execute global equity transactions for clients worldwide. The Company is a leading underwriter of initial public and secondary offerings of equity and equity-related securities. Lehman Brothers also makes markets in these and other securities, and executes block trades on behalf of clients and customers. The Company also actively participates in assisting governments around the world in raising equity capital as part of their privatization programs.

    The Equities product group is responsible for the Company's equity operations and all dollar and non-dollar equity and equity-related products worldwide. These products include listed and over-the-counter ("OTC") securities, American Depositary Receipts, convertibles, options, warrants and derivatives.

    Derivative Products. Lehman Brothers, in conjunction with affiliates, offers equity derivative capabilities across a wide spectrum of products and currencies, including domestic and international program trading, listed options and futures, structured derivatives and convertible products.

    Equity Research. The Equity Research department is integrated with and supports the Company's investment banking, sales and trading activities. An important objective of Equities research is to have in place high quality research analysts covering industry and geographic sectors that support the activities of the Company's clients and customers. The Equity Research department is comprised of 250 professionals covering 26 industry sectors and over 1,100 companies worldwide from locations in New York, London, Hong Kong and Tokyo.

    Equity Finance. Lehman Brothers operates a comprehensive Equity Financing and Prime Broker business to provide liquidity to its clients and customers. Margin lending for the purchase of equities and equity derivatives, securities lending and short sale facilitation are among the main functions of the Equity Financing group. The Prime Broker business engages in full operations, clearing and processing services for that unit's customers.

ASSET MANAGEMENT

    The Company's asset management activities provide investment management services to institutional investors, individuals and small to mid-sized institutions. At November 30, 1995, the Company and its affiliates had over $10 billion in assets under management. The Company and its affiliates plan to focus on sponsoring and distributing more sophisticated strategic funds attractive to high-net-worth individuals and institutions. The Asset Management division also has developed individually customized investment services through the Company's Private Client Services group.

INSTITUTIONAL SALES

    Institutional Sales serves the investing and liquidity needs of major institutional investors worldwide and provides the distribution mechanism for new issues and secondary market securities. Lehman Brothers maintains a network of over 500 sales professionals in major locations around the world. Institutional Sales focuses on the large institutional investors that constitute the major share of global buying power in the financial markets. Lehman Brothers' goal is to be considered one of the top three investment banks by such institutional investors. By serving the needs of these customers, the Company also gains insight into investor sentiment worldwide regarding new issues and secondary products and markets, which in turn benefits the Company's issuing clients.

    Institutional Sales is organized into four distinct sales forces, specialized by the following product types: Equities, Fixed Income, Foreign Exchange/Commodities and Asset Management. Institutional Sales professionals work together to coordinate coverage of major institutional investors through customer teams. Depending on the size and investment objectives of the institutional investor, a customer team can be comprised of from two to five sales professionals, each specializing in a specific product. This approach positions Lehman Brothers to understand and to deliver the full resources of the Company to its customer base.

PRIVATE CLIENT SERVICES

    The Company's Private Client Services Group serves the investment needs of private investors with substantial assets as well as small and mid-sized institutions. The group has a global presence with investment representatives located in seven offices in North America and additional offices in major financial centers in South America, Europe, the Middle East and Asia. The Company's investment representatives provide investing customers with direct access to Lehman Brothers' equity and fixed income product and research, including capabilities in new issue and secondary product, foreign exchange and derivatives. The Private Client Services group also enables the Company's issuing clients to access a diverse, high-net-worth investor base throughout the world. The group employs portfolio strategists within their organization to optimize asset allocation requirements and to manage the specific asset classes of their private clients.

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

    Arbitrage. Lehman Brothers engages in a variety of arbitrage activities. In traditional or "riskless" arbitrage, the Company seeks to benefit from temporary price discrepancies that occur when a security is traded in two or more markets, or when a convertible or derivative security is trading at a price disparate from its underlying security. The Company's "risk" arbitrage activities involve the purchase of securities at discounts from the expected values that would be realized if certain proposed or anticipated corporate transactions (such as mergers, acquisitions, recapitalizations, exchange offers, reorganizations, bankruptcies, liquidations or spin-offs) were to occur. To the extent that these anticipated transactions do not materialize in a manner consistent with the Company's expectations, the Company is subject to the risk that the value of these investments will decline. Lehman Brothers' arbitrage activities benefit from the Company's presence in the global capital markets, access to advanced information technology, in-depth market research, proprietary risk management tools and general experience in assessing rapidly changing market conditions.

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

TRADING SERVICES AND CORPORATE

    The Company's Trading Services and Corporate divisions provide support to its businesses through the processing of certain securities and commodities transactions; receipt, identification and delivery of funds and securities; safeguarding of customers' securities; and compliance with regulatory and legal requirements. In addition, this staff is responsible for technology infrastructure and systems development, treasury operations, financial control and analysis, tax planning and compliance, internal audit, expense management, career development and recruiting and other support functions.

    In 1995, the Company made broad enhancements to its technology environment, including the implementation of improved funding, credit, market risk and sales support systems. The Company also made significant investments in its employees through management training and career development initiatives and an expanded recruitment program for analysts and associates.

    On October 12, 1994, the Company and Bear Stearns Securities Corp. ("BSSC") entered into an agreement pursuant to which BSSC agreed to process the transactions previously cleared by Smith Barney (the "BSSC Agreement"). As a result, the Company is now self-clearing, and the accounts previously carried by Smith Barney are carried on the Company's books. The BSSC Agreement took effect on February 17, 1995 and will run for a term of five years.

ONGOING COST REDUCTION EFFORT

    Throughout 1995, Holdings and the Company took actions to reduce costs based on Holdings' cost reduction efforts announced at year-end 1994. Throughout 1995, Holdings achieved its cost reduction goals in personnel costs, non-personnel costs and interest and tax expense. As a result of these efforts, the Company's expense base has been permanently lowered. With respect to personnel costs, the Company's total number of employees was reduced from approximately 6,950 at fiscal year-end 1994 to approximately 6,200 at fiscal year-end 1995. Non-personnel cost reductions were achieved as a result of a systematic and comprehensive global review of all major expense categories.

RISK MANAGEMENT

    As a leading global investment company, risk is an inherent part of all of Lehman Brothers' businesses and activities. The extent to which Lehman Brothers properly and effectively identifies, assesses, monitors and manages each of the various types of risks involved in its trading, brokerage and investment banking activities is critical to the success and profitability of the Company. The principal types of risk involved in Lehman Brothers' activities are market risks, credit or counterparty risks and transaction risks. Lehman Brothers has developed a control infrastructure to monitor and manage each type of risk on a global basis throughout the Company.

    In its trading, market-making and underwriting activities, Lehman Brothers is subject to risks relating to fluctuations in market prices and liquidity of specific securities, instruments and derivative products, as well as volatility in market conditions in general. The markets for these securities and products are affected by many factors, including the financial performance and prospects of specific companies and industries, domestic and international economic conditions (including inflation, interest and currency exchange rates and volatility), the availability of capital and credit, political events (including proposed and enacted legislation) and the perceptions of participants in these markets.

    Lehman Brothers' exposure to credit risks in its trading activities arise from the possibility that a counterparty to a transaction could fail to perform under its contractual commitment, resulting in Lehman Brothers incurring losses in liquidating or covering its position in the open market.

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

    The Company aims to reduce risk through the diversification of its products, counterparties and activities in geographic regions. The Company accomplishes this objective through allocating the usage of capital to each of its businesses, establishing trading limits for individual products and traders, and the approval of credit limits for individual counterparties including regional concentrations. In addition, the Company is committed to employing qualified personnel with expertise in each of its various businesses who are responsible for the establishment of risk management policies and the continued review and evaluation of these policies in light of changes in market conditions, counterparty credit status, and the long- and short-term goals of the Company. Senior management plays a critical role in the ongoing evaluation of risks, including credit, market, operational and liquidity risks and makes necessary changes in risk management policies in light of these factors.

    The Company's risk management strategy is based on a multi-tier approach to risk which includes many independent groups (i.e., risk management, finance, legal, front office senior management, credit) being included in the risk monitoring process. The Company's risk management department independently reviews the Company's trading portfolios on a daily basis from a market risk perspective which includes value at risk and other quantitative and qualitative risk measurements and analyses. The risk management department has full time professionals dedicated to each of the trading and geographic areas. The Company's trade analysis department performs independent verification of the prices of trading positions, regularly monitors the aging of inventory, and performs daily review and analysis of the Company's profitability, by business unit. The corporate credit department has the responsibility for establishing and monitoring counterparty limits, structuring and approving specific transactions, and establishing collateral requirements or other credit enhancement features (such as financial covenants, guarantees or letters of credit), when deemed necessary, to secure the Company's position. The Company's Commitment Committee has the responsibility for reviewing and approving proposed transactions involving the underwriting or placement of securities by Lehman Brothers, while the Investment Committee performs a similar function in reviewing and approving proposed transactions related to investments of capital in connection with the Company's investment banking and merchant banking activities. Additionally, the Company employs an internal audit department that reports directly to the Company's Audit Committee and the Board of Directors. This group performs periodic reviews to evaluate compliance with established control processes. These reviews include performing tests on the accuracy of inventory prices, compliance with established credit and trading limits, and compliance with securities and other laws. The Company's control structure and various control mechanisms are also subject to periodic reviews as a result of examinations by the Company's external auditors as well as various regulatory authorities.

    The Company seeks to ensure that it achieves adequate returns from each of its business units commensurate with the risks assumed. To achieve this objective, the Company periodically re-allocates capital to each of its businesses based upon their ability to obtain returns consistent with established guidelines as well as perceived opportunities in the marketplace and the Company's long-term strategy.

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

    Since 1990, management has devoted substantial resources to reducing the Company's Non-Core Assets. Between December 31, 1990 and November 30, 1995, the Company's Non-Core Assets decreased from $1.1 billion in 1990 to approximately $60 million in 1995. The value of the Company's Non-Core Assets includes carrying value plus contingent exposures net of reserves. Management's intention with regard to these Non-Core Assets is the prudent liquidation of these investments as and when possible.

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

CAPITAL REQUIREMENTS

    As a registered broker-dealer, LBI is subject to the Commission's Rule 15c3-1 (the "Net Capital Rule") promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Net Capital Rule requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined.

    Compliance with the Net Capital Rule could limit those operations of LBI that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances, and also could restrict the ability of Holdings to withdraw capital from LBI, which in turn could limit the ability of Holdings to pay dividends, repay debt and redeem or purchase shares of its outstanding capital stock. See Footnote 8 of Notes to Consolidated Financial Statements.

EMPLOYEES

    As of November 30, 1995 the Company employed approximately 6,200 persons. The Company considers its relationship with its employees to be good.

ITEM 2. PROPERTIES

    The Company's headquarters occupy approximately 1,147,000 square feet of space at 3 World Financial Center in New York, New York, which is owned by the Company as tenants-in-common with American Express and various other American Express subsidiaries.

    Holdings entered into a lease for approximately 392,000 square feet for offices located at 101 Hudson Street in Jersey City, New Jersey (the "Operations Center"). The Operations Center is used by systems, operations, and certain administrative personnel and contains certain back-up trading systems. The lease term is approximately 16 years and commenced in August 1994.

    Most of the Company's other offices are located in leased premises, the leases for which expire at various dates through the year 2007. During 1995, the Company conducted a global review of its real estate requirements, and took an occupancy-related real estate charge. See Note 17 to Consolidated Financial Statements. The Company intends to sublet certain of these leased premises. Facilities owned or occupied by the Company and its subsidiaries are believed to be adequate for the purposes for which they are currently used and are well maintained.

ITEM 3--LEGAL PROCEEDINGS

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

    Although there can be no assurance as to the ultimate outcome, the Company has denied, or believes it has a meritorious defense and will deny, liability in all significant cases pending against it including the matters described below, and intends to defend vigorously each such case. Although there can be no assurance as to the ultimate outcome, based on information currently available and established reserves, the Company believes that the eventual outcome of the actions against it, including the matters described below, will not, in the aggregate, have a material adverse effect on the consolidated financial condition of the Company.

Bamaodah v. E.F. Hutton & Company Inc.

    In April 1986, Ahmed and Saleh Bamaodah commenced an action against E.F. Hutton & Company Inc., ("EFH") to recover all losses the Bamaodahs had incurred since May 1981 in the trading of commodity futures contracts in a nondiscretionary EFH trading account. The Dubai Civil Court ruled that the trading of commodity futures contracts constituted illegal gambling under Islamic law and that therefore the brokerage contract was void. In January 1987, a judgment was rendered against EFH in the amount of $48,656,000. On January 5, 1991, the Dubai Court of Appeals affirmed the judgment. On March 22, 1992, the Court of Cassation, Dubai's highest court, revoked and quashed the decision of the Court of Appeals and ordered that the case be remanded to the Court of Appeals for a further review. On April 26, 1994, the Dubai Court of Appeals again affirmed the judgment of the Dubai Civil Court. The Company appealed the judgment to the Court of Cassation, which reversed the Court of Appeals on November 27, 1994 and ordered that a new expert be appointed to review the case. A new expert has been appointed, with instructions to report back to the Court of Cassation.

Actions Relating To First Capital Holdings Inc.

    Derivative Actions. On or about March 29, 1991, two identical purported shareholder derivative actions were filed, entitled Mentch v. Weingarten, et al. and Isaacs v. Weingarten, et al. The complaints in these two actions, pending in the Superior Court of the State of California, County of Los Angeles, are filed allegedly on behalf of and naming as a nominal defendant First Capital Holdings Inc. ("FCH"). Other defendants include Holdings, two former officers and directors of FCH, Robert Weingarten and Gerry Ginsberg, the four outside directors of FCH, Peter Cohen, Richard DeScherer, William L. Mack and Jerome H. Miller (collectively, the "Outside Directors"), and Michael Milken. The complaints alleged generally breaches of fiduciary duty, gross corporate mismanagement and waste of assets in connection with FCH's purchase of non-rated bonds underwritten by Drexel Burnham Lambert Inc. and sought damages for losses suffered by FCH, punitive damages and attorneys' fees. On January 30, 1996, these two actions were dismissed.

    Concurrent with the bankruptcy filing of FCH and the conservatorship and receivership of its two life insurance subsidiaries, First Capital Life Insurance Company ("First Capital Life") and Fidelity Bankers Life Insurance Company ("Fidelity Bankers Life") (First Capital Life and Fidelity Bankers Life collectively, the "Insurance Subsidiaries"), a number of additional actions were instituted, naming one or more of Holdings, Lehman Brothers and American Express as defendants (individually or collectively, as the case may be, the "American Express Defendants").

    Under the terms of an agreement between American Express and Holdings, Holdings has agreed to indemnify American Express for liabilities which it may incur in connection with any action (including any derivative action) relating to FCH. In connection therewith, Holdings' indemnification obligation extends to the below described actions.

    FCH Shareholder and Agent Actions. Three actions were commenced in the United States District Courts for the Southern District of New York and the Central District of California allegedly as class actions on behalf of the purchasers of FCH securities during certain specified periods, commencing no earlier than May 4, 1988 and ending no later than May 31, 1991 (the "Shareholder Class"). The complaints are captioned Larkin, et al. v. First Capital Holdings Corp., et al., amended on May 15, 1991 to add American Express as a defendant, Zachary v. American Express Company, et al., filed on May 20, 1991, and Morse v. Weingarten, et al., filed on June 13, 1991 (the "Shareholder Class Actions"). The complaints raised claims under the federal securities laws and alleged that the defendants concealed adverse material information regarding the finances, financial condition and future prospects of FCH and made material misstatements regarding these matters.

    On July 1, 1991 an action was filed in the United States District Court for the Southern District of Ohio entitled Benndorf v. American Express Company, et al. The action was brought purportedly on behalf of three classes. The first class is similar to the Shareholder Class; the second consisted of managing general agents and general agents who marketed various First Capital Life products from April 2, 1990 to the present and to whom it is alleged misrepresentations were made concerning FCH (the "Agent Class"); and the third class consists of Agents who purchased common stock of FCH through the First Capital Life Non Qualified Stock Purchase Plan ("FSPP") and who have an interest in the Stock Purchase Account under the FSPP (the "FSPP Class"). The complaint raised claims similar to those asserted in the other Shareholder Class Actions, along with additional claims relating to the FSPP Class and the Agent Class alleging damages in marketing the products. In addition, on August 15, 1991, Kruthoffer v. American Express Company, et al. was filed in the United States District Court for the Eastern District of Kentucky, whose complaint was nearly identical to the Benndorf complaint (collectively the "Agent Class Actions").

    On November 14, 1991, the Judicial Panel on Multidistrict Litigation issued an order transferring and coordinating for all pretrial purposes all related actions concerning the sale of FCH securities, including the Shareholder Class Action and Agent Class Actions, and any future filed "tag-along" actions, to Judge John G. Davies of the United States District Court for the Central District of California (the "California District Court"). The cases are captioned In Re: First Capital Holdings Corporation Financial Products Securities Litigation. MDL Docket No.-901 (the "MDL Action").

    On January 18, 1993, an amended consolidated complaint (the "Third Complaint") was filed on behalf of the Shareholder Class and the Agent Class. The Third Complaint names as defendants American Express, Holdings, Lehman Brothers, Weingarten and his wife, Palomba Weingarten, Ginsberg, Philip A. Fitzpatrick (FCH's Chief Financial Officer), the Outside Directors and former FCH outside directors Jeffrey B. Lane and Robert Druskin (the "Former Outside Directors"), Fred

Buck (President of First Capital Life) and Peat Marwick. The complaint raises claims under the federal securities law and the common law of fraud and negligence. On March 10, 1993, the American Express defendants answered the Third Amended Complaint, denying its material allegations.

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

    American Express Derivative Action. On June 6, 1991, a purported shareholder derivative action was filed in the United States District Court for the Eastern District of New York, entitled Rosenberg v. Robinson, et al., against all of the then-current directors of American Express. In January 1992, this action was transferred by stipulation to be part of the MDL action. The complaint alleged that the Board of Directors of American Express should have required Holdings to divest its investment in FCH and to write down such investment sooner. In addition, the complaint alleged that the failure to act constituted a waste of corporate assets and caused damage to American Express' reputation. The complaint sought a judgment declaring that the directors named as defendants breached their fiduciary duties and duties of loyalty and requiring the defendants to pay money damages to American Express, and remit their compensation for the period in which the duties were breached, to pay attorneys' fees and costs and other relief. The parties to the American Express Shareholder Action and the American Express Derivative Action have entered into a settlement agreement, subject to approval by the Court.

    The Virginia Commissioner of Insurance Action. On December 9. 1992, a complaint was filed in federal court in the Eastern District of Virginia by Steven Foster, the Virginia Commissioner of Insurance as Deputy Receiver of Fidelity Bankers Life. The Complaint names Holdings and Weingarten, Ginsberg and Leonard Gubar, a former director of FCH and Fidelity Bankers Life, as defendants. The action was subsequently transferred to California to be part of the MDL Action. The Complaint alleges that Holdings acquiesced in and approved the continued mismanagement of Fidelity Bankers Life and that it participated in directing the investment of Fidelity Bankers Life assets. The complaint asserts claims under the federal securities laws and asserts common law claims including fraud, negligence and breach of fiduciary duty and alleges violations of the Virginia Securities laws by Holdings. It allegedly seeks no less than $220 million in damages to Fidelity Bankers Life and its present and former policyholders and creditors and punitive damages. Holdings has answered the complaint, denying its material allegations.

Easton & Co. v. Mutual Benefit Life Insurance Co., et al.; Easton & Co. v. Lehman Brothers Inc.

    Lehman Brothers has been named as a defendant in two consolidated class action complaints pending in the United States District Court for the District of New Jersey (the "N.J. District Court").

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

    Easton I was commenced on or about September 17, 1991. In addition to Lehman Brothers, the defendants named in this complaint are MBLI, Henry E. Kates (MBLI's former Chief Executive Officer) and Ernst & Young (MBLI's accountants). The litigation is purportedly brought on behalf of a class consisting of all persons and entities who purchased DeKalb, Georgia Housing Authority Multi-Family Housing Revenue Refunding Bonds (North Hill Ltd. Project), Series 1991, due November 30, 1994 (the "DeKalb Bonds") during the period from May 3, 1991 (when the DeKalb bonds were issued) through July 16, 1991. Lehman Brothers acted as underwriter for this bond issue, which was in the aggregate principal amount of $18.7 million. The complaint alleges that Lehman Brothers violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and seeks damages in an unspecified amount or rescission. The complaint also alleges a common law negligent misrepresentation claim against Lehman Brothers and the other defendants.

    Easton II was commenced on or about May 18, 1992, and names Lehman Brothers as the only defendant. Plaintiff purports to bring this second lawsuit on behalf of a class composed of all persons who purchased "MBLI-backed Bonds" from Lehman Brothers during the period April 19, 1991 through July 16, 1991. The complaint alleges that Lehman Brothers violated Section 10(b) and Rule 10b-5, and seeks monetary damages in an unspecified amount, or rescission pursuant to Section 29(b) of the Exchange Act. The complaint also contains a common law claim of alleged breach of duty and negligence.

    On or about February 9, 1993, the N.J. District Court granted plaintiffs' motion for class certification in Easton I. The parties have agreed to certification of a class in Easton II for purchases of certain fixed-rate MBLI-backed bonds during the class period.

Maxwell Related Litigation

    Certain of the Company's subsidiaries are defendants in several lawsuits arising out of transactions entered into with the late Robert Maxwell or entities controlled by Maxwell interests. These actions are described below.

    Berlitz International Inc. v. Macmillan Inc. et al. This interpleader action was commenced in Supreme Court, New York County (the "Court") on or about January 2, 1992, by Berlitz International Inc. ("Berlitz") against Macmillan Inc. ("Macmillan"), Lehman Brothers Holdings PLC ("PLC"), Lehman Brothers International Limited (now known as Lehman Brothers International (Europe), ("LBIE") and seven other named defendants. The interpleader complaint seeks a declaration of the rightful ownership of approximately 10.6 million shares of Berlitz common stock, including 1.9 million shares then registered in PLC's name, alleging that Macmillan claimed to be the beneficial owner of all 10.6 million shares, while the defendants did or might claim ownership to some or all of the shares. As a result of its bankruptcy filing, MacMillan sought to remove this case to the Bankruptcy Court for the Southern District of New York. On the motion of LBIE and PLC, the case was remanded back to the Court. Following the remand, the parties entered into a stipulation pursuant to which all proceedings have been stayed pending the outcome of the appeal in Macmillan v. Bishopsgate Investment Trust et al., referred to below.

    Macmillan, Inc. v. Bishopsgate Investment Trust, Shearson Lehman Brothers Holdings PLC et al. This action was commenced by issuance of a writ in the High Court of Justice in London, England on or about December 9, 1991. In this action, Macmillan sought relief virtually identical to that sought in the Berlitz action, described above. Specifically, Macmillan sought a declaration that it is the legal and beneficial owner of the disputed 10.6 million shares of Berlitz common stock, including the 1.9 million shares then held by PLC. After a trial, on December 10, 1993, the High Court of Justice handed down a judgment finding for the Company on all aspect of its defense and dismissing MacMillan's claims. On November 2, 1995, the Court of Appeal issued a preliminary judgment dismissing MacMillan s appeal. MacMillan has sought leave to appeal to the House of Lords.

    MCC Proceeds Inc. v. Lehman Brothers International (Europe) This action was commenced by issuance of a writ in the High Court of Justice in London, England on July 14, 1995. In this action, MCC Proceeds Inc., as successor to Macmillan, Inc., seeks relief identical to that sought in the Berlitz action described above, but based on a legal theory which was initially pleaded but ultimately abandoned by the plaintiff in Berlitz. The High Court granted LBIE's has issued an application to dismiss the proceeding and assessed costs against MCC Proceeds.

Lehman Brothers Commercial Corporation and Lehman Brothers Special Financing Inc. v. China International United Petroleum and Chemical Co., Ltd.

    On November 15, 1994, two Lehman Brothers subsidiaries, Lehman Brothers Commercial Corporation ("LBCC") and Lehman Brothers Special Financing Inc. ("LBSF"), commenced an action against China International United Petroleum and Chemicals Company ("Unipec") in the United States District Court for the Southern District of New York alleging breach of contract. The litigation arose from the refusal by Unipec to honor its obligations with respect to certain foreign exchange and swap transactions. LBCC and LBSF seek to recover approximately $44 million from Unipec. Unipec asserted fifteen counterclaims against Lehman entities based on violations of federal securities and commodities laws and rules and theories of fraud, breach of fiduciary duty, conversion and business torts. Unipec seeks $8 million in compensatory damages, as well as punitive damages. The Court granted the motion of the Lehman counterclaim defendants in part, and dismissed the counterclaims based on business tort theories. Discovery is progressing.

Lehman Brothers Commercial Corporation and Lehman Brothers Special Financing Inc. v. Minmetals International Non-Ferrous Metals Trading Company

    On November 15, 1994, LBCC and LBSF commenced an action against Minmetals International Non-Ferrous Metals Trading Company ("Minmetals") and China National Metals and Minerals Import and Export Company ("CNM") in the United States District Court for the Southern District of New York alleging breach of contract against Minmetals and breach of guarantee against CNM. The litigation arose from the refusal by Minmetals and CNM to honor their obligations with respect to certain foreign exchange and swap transactions. LBCC and LBSF seek to recover approximately $53.5 million from Minmetals and/or CNM. On June 26, 1995, the court granted CNM's motion to dismiss the claims against it, but also granted LBCC and LBSF leave to replead. Minmetals filed fourteen counterclaims against Lehman entities based on violations of federal securities and commodities laws and rules, and theories of fraud, breach of fiduciary duty and conversion. The court denied a motion by the Lehman counterclaim defendants to dismiss the six fraud-based counterclaims. On February 7, 1996, LBCC and LBSF sought leave to file an amended complaint naming CNM as an additional defendant. Discovery is progressing.

Sinochem(USA) Inc. v. Lehman Brothers Inc. et al.

    On January 4, 1996, a complaint was filed in the United States District Court for the Southern District of New York by Sinochem (USA) Inc. ("Sinochem") against Lehman Brothers Inc., Lehman Special Financing and Sheng Yan, a former Lehman salesperson. The complaint alleges that Sinochem has been exposed to losses of approximately $20 million by entering into unsuitable investments, namely interest rate swaps and repurchase transactions, with the defendants. The complaint, which includes claims based on fraud, breach of fiduciary duty, breach of contract and alleged violations of federal securities and commodities laws and rules, seeks return of the capital Sinochem invested, a declaration that the transactions are void, and punitive damages. The defendants intend to file an answer denying the material allegations of the complaint and to assert counterclaims against Sinochem and its parent corporation, China National Chemicals Import & Export Corporation ("Sinochem Beijing"), to recover all amounts due and owing from Sinochem and Sinochem Beijing.

Actions Relating to National Association of Securities Dealers Automated Quotations System ("NASDAQ") Market Maker Antitrust and Securities Litigation.

    Beginning in May, 1994, several class actions were filed in various state and federal courts against various broker-dealers making markets in NASDAQ securities. With respect to a number of those actions LBI was either specifically named as a defendant or was not specifically named as a defendant but could be deemed to be a member of the defendant class as defined in the complaints. Plaintiffs in these cases have alleged violations of the antitrust laws, securities laws and have pled a variety of other statutory and common law claims. All of these actions are based on the theory that because odd-eighth quotes occur less often than quarter quotes, NASDAQ market makers must be colluding wrongfully to maintain a wider spread.

    By Order filed October 14, 1994, the Judicial Panel on Multidistrict Litigation consolidated these actions in the Southern District of New York and ordered that all related actions be transferred and coordinated for all pretrial purposes. The case is captioned In Re NASDAQ Market-Makers Antitrust Litigation, MDL No. 1023.

    On December 16, 1994, plaintiffs served a consolidated Amended Complaint naming 33 defendants including LBI. Plaintiffs claim violations of the federal antitrust laws including Section 1 of the Sherman Antitrust Act. Plaintiffs seek unspecified compensatory damages trebled in accordance with the antitrust laws, costs including attorneys' fees as well as injunctive relief. The court dismissed the action with leave to replead, stating that the complaint failed to identify the securities involved with sufficient specificity. The plaintiffs replied and the defendants answered the amended complaint on November 17, 1995. Discovery has commenced.

Leetate Smith, et al. v. Merrill Lynch, et al.

    On February 28, 1995 a First Amended Consolidated Class Action Complaint for Violations of the Federal Securities Laws and the California Corporations Code (the "Complaint") was filed in the United States District Court for the Central District of California amending a previously filed complaint and adding, among other defendants, LBI. The Complaint is purportedly brought on behalf of purchasers of bonds, notes and other securities during the period July 1, 1992 through December 6, 1994 (the "Class Period") that were issued by Orange County or by other public entities which had funds invested in Orange County's Investment Pool (collectively the "County"). Also named as defendants are eight other broker-dealers who are, like LBI, alleged to have acted as underwriters of the County's debt securities and the five financial advisors who allegedly advised the County during the Class Period. The Complaint alleges violations of
Section 10b of the Exchange Act of 1934 and various sections of the California Corporations Code based on alleged misstatements and omissions in the

Official Statements of the debt offerings by the County primarily relating to the County's creditworthiness and ability to repay the debts. The Complaint seeks (i) to certify the action as a class action; (ii) unspecified damages plus interest; and (iii) attorneys fees.

Sonnenfeld v. The City and County of Denver, Colorado, et al.

    On August 4, 1995, a Consolidated Amended Class Action Complaint (the "Complaint") was filed in the United States District Court for the District of Colorado, consolidating and amending previously filed complaints and adding, among other defendants, LBI. The Complaint is purportedly brought on behalf of all persons, other than defendants, who purchased Denver Airport System Revenue Bonds during the period February 27, 1992 through May 3, 1994 that were issued by the City and County of Denver (the "Bonds") and who were damaged by their investments. Also named as defendants are seven other broker-dealers who acted as underwriters or financial advisors in connection with the issuances of the Bonds and the City and County of Denver. The Complaint alleges violations of
Section 10b of the Exchange Act of 1934 and the Colorado Securities Act and common law fraud based on alleged misstatements and omissions in the Official Statements for the Bonds primarily relating to status of the design and construction of the new Denver International Airport (the "Airport"), the amount of revenues it would likely generate and the risks posed to the timely opening of the Airport by the installation of an automated baggage system. The Complaint seeks (i) to certify the action as a class action; (ii) unspecified damages; and
(iii) costs and attorneys fees.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

    Set forth on the following pages is Management's Discussion and Analysis of Financial Condition and Results of Operations for the twelve months ended November 30, 1995, the eleven months ended November 30, 1994 and the twelve months ended December 31, 1993.

BUSINESS ENVIRONMENT

    The principal business activities of Lehman Brothers Inc., a registered broker-dealer ("LBI") and subsidiaries (collectively, the "Company" or "Lehman Brothers") are investment banking and securities trading and sales, which by their nature are subject to volatility, primarily due to changes in interest and foreign exchange rates, global economic and political trends and industry competition. As a result, revenues and earnings may vary significantly from quarter to quarter and from year to year. LBI is a wholly owned subsidiary of Holdings.

    The adverse market conditions that prevailed during the last three quarters of 1994, characterized by rising interest rates and depressed underwriting volumes, continued throughout most of the first quarter of 1995.

    In the second quarter of 1995, market conditions showed signs of improvement as expectations for lower U.S. interest rates prompted strong rallies in the stock and bond markets. Although customer volumes increased in both the debt and equity markets, market conditions continued to be volatile during this period. In general, investors remained conservative and defensive due to uncertainties surrounding the direction of U.S. interest rates and the value of the dollar. Over the same period, derivative transaction volumes showed improvement as customers and clients were looking for protection in a declining interest rate and volatile currency environment.

    The positive momentum established during the second quarter of 1995 continued into the third quarter of 1995. In early July 1995, the U.S. Federal Reserve Bank reduced the federal funds rate by one-quarter of a percentage point. Investors reacted favorably to this long-awaited rate cut, leading to a rally in the bond market. However, by the middle of July 1995, positive economic data caused renewed investor concerns regarding inflation, the growth rate of the economy and the future direction of interest rates. Towards the end of the third quarter, the market tone turned decidedly more positive as investors concluded that interest rate increases would be unnecessary. In addition, the dollar continued to strengthen against key currencies such as the yen and the Deutsche mark, providing further support for a more stable interest rate environment.

    The fixed income and equity markets rallied as a result of these factors. Improved market conditions allowed for a continuing increase in debt and equity origination activity. Driving the robust equity markets were strong individual company and industry fundamentals, near record levels of merger and acquisition activity and substantial cash inflows into mutual funds.

    The market rally, which began in September, accelerated through the months of October and November. The more favorable view on interest rates provided strong support for the U.S. equity market as the major equity indices hit all-time highs. Business fundamentals have remained reasonably positive in the U.S. bond market, as lower levels of inflation and the possibility of a deficit reduction agreement by the U.S. Government have raised the potential for further interest rate reductions by the U.S. Federal Reserve Bank. These conditions have been positive for debt and equity origination activity and secondary trading volumes for the industry as a whole. Internationally, lower growth rates in the major European countries have prompted interest rate reductions from a number of central banks and strong rallies in their respective bond and stock markets. Higher relative returns in the U.S. markets vis-a-vis foreign markets have bolstered international interest in U.S. securities and provided support for the U.S. dollar. This positive market environment has continued into 1996.

HOLDINGS' SPIN-OFF FROM AMERICAN EXPRESS

    On May 31, 1994, American Express effected a special dividend to its common shareholders of record on May 20, 1994, of approximately 98.2 million shares of Holdings' common stock. (See Note 6 to the Consolidated Financial Statements.) As part of the spin-off, Holdings' equity capital was increased and restructured, with Holdings receiving a net increase of $1.25 billion of equity, primarily from American Express. As a result of the Distribution, Holdings became a widely held public corporation with its common stock traded on the New York Stock Exchange.

CHANGE IN YEAR-END

    Effective with the Distribution, the Company and Holdings changed their year-end from December 31 to November 30, in order to shift certain year-end administrative activities to a time period that conflicts less with the business needs of the Company's institutional customers. As a result of the change in the Company's year-end, it reported its 1994 financial statements on the basis of an eleven month transition period ended November 30, 1994. Due to the eleven month reporting period for 1994, the Company's 1994 results of operations are not directly comparable with the Company's results for 1995 or 1993.

BUSINESSES SOLD

    The Company completed the sale of three businesses during 1993: The Boston Company, Shearson, and SLHMC which were completed on May 21, July 31, and August 31, 1993, respectively. (See Note 18 to the Consolidated Financial Statements.) The Company's operating results reflect The Boston Company as a discontinued operation, while the operating results of Shearson and SLHMC are included in the Company's results from continuing operations for all periods prior to their sale in 1993. Because of the significant sale transactions completed during 1993, the Company's historical financial statements are not fully comparable for all periods presented.

RESULTS OF OPERATIONS

    SUMMARY. The Company reported net income of $69 million for 1995, including a $26 million ($43 million pretax) charge for occupancy-related real estate expenses and severance. Excluding the restructuring charge, net income was $95 million for 1995. The Company's 1995 results reflect improved performance in corporate finance advisory activity and in fixed income and equity origination as well as higher levels of customer activity in a number of businesses. The Company benefited from the continuing increase in merger and acquisition activity throughout the year and from a stronger market climate beginning in the second quarter of 1995. Realization of benefits from the continued investments in selective investment banking, research and sales resources, combined with reductions in the Company's non-interest expenses (excluding special charges), also had a positive effect on 1995 results. For 1994, the Company reported a net loss of $29 million, including a $13 million ($23 million pretax) charge for the cumulative effect of a change in accounting for postemployment benefits, a $15 million ($27 million pretax) severance charge recorded in the first quarter of 1994 related to the Company's ongoing review of its personnel needs ("Severance Charge") and $50 million preferred dividend of subsidiary. Excluding these charges, net income from continuing operations before preferred dividend of subsidiary was $49 million in 1994. The 1994 results reflect the difficult market environment for many of the Company's principal businesses. The Company reported a net loss of $259 million for 1993 which included a loss of $646 million for businesses sold, net income of $198 million for the Company's continuing businesses and a net gain of $189 million from discontinued operations. A detailed breakout of the 1993 results into these three categories is included on page 25. The primary discussion and comparison of operating results for 1993 includes only the continuing Lehman Businesses, with a separate section for Businesses Sold/Discontinued Operations listed subsequently on pages 25-26.

    NET REVENUES. Net revenues were $2,078 million for 1995, $1,969 million for 1994 and $2,674 million for 1993. Revenues in 1995 were positively affected by increased underwriting volumes and customer flow activity due to strong rallies in the stock and bond markets during the last three quarters of the year. The Company's revenues increased during each quarter of 1995. Although 1994 revenues on an annualized basis were comparable to 1995 levels, the Company's 1994 revenues declined from a first quarter peak as increasing interest rates and volatile equity markets served to depress underwriting volumes and to reduce customer flow activity. Revenues in 1993 were affected by the positive economic environment, which resulted in a record year for the U.S. securities industry, as historically low interest rates, higher volumes of new stock and bond issues and the continued restructuring of corporate balance sheets produced strong results.

    Since 1990, Lehman Brothers has focused on a "client/customer-driven" strategy. Under this strategy, Lehman Brothers concentrates on serving the needs of major issuing and advisory clients and investing customers worldwide to build an increasing "flow" of business that leverages the Company's research, underwriting and distribution capabilities. Customer flow continues to be the primary source of the Company's net revenues. In addition to its customer flow activities, the Company also takes proprietary positions based upon expected movements in interest rate, foreign exchange, equity and commodity markets in both the short- and long-term. The Company's success in this area is dependent upon its ability to anticipate economic and market trends and to develop trading strategies that capitalize on these anticipated changes. Consistent with the Company's client/customer-driven strategy, the Company estimates that proprietary trading activities accounted for approximately 9% of net revenues in 1995. Proprietary trading is not anticipated to grow significantly.

    As part of its market-making activities, the Company maintains inventory positions of varying amounts across a broad range of financial instruments which are marked-to-market on a daily basis and along with the Company's proprietary trading positions, give rise to principal transactions revenues. The Company utilizes various hedging strategies to minimize its exposure to significant movements in interest and foreign exchange rates and the equity markets. Net revenues from the Company's market making and trading activities in fixed income and equity products are recognized as either principal transactions or net interest revenues depending upon the method of financing and/or hedging related to specific inventory positions. The Company evaluates its trading strategies on an overall profitability basis which includes both principal transaction revenues and net interest. Therefore, changes in net interest should not be viewed in isolation but should be viewed in conjunction with revenues from principal transactions. Net interest and dividend revenues in 1995 decreased over the prior year due to decreased net interest spreads in certain of the Company's fixed income and equity financing portfolios. Additionally, net interest and dividend revenues in 1995 were adversely affected by increased financing costs due to the net reduction in the Company's equity capital base, primarily as a result of dividends and capital distributions to Holdings. The Company's net interest and dividend revenues in 1994 were adversely affected by reduced spreads on fixed income products and increased funding costs to the Company as compared to the prior year as a result of the higher interest rate environment in 1994.

    The following table of net revenues by business unit and the accompanying discussion have been prepared in order to present the Company's net revenues in a format which reflects the manner in which the Company manages its businesses. For internal management purposes, the Company has been segregated into five major business units: Fixed Income, Equity, Corporate Finance Advisory, Merchant Banking and Asset Management. Each business unit represents a grouping of financial activities and products with similar characteristics. These business activities result in revenues that are recognized in multiple revenue categories contained in the Company's Consolidated Statement of Operations. Net revenues by business unit contain certain internal allocations, including funding costs, which are centrally managed.

TWELVE MONTHS ENDED NOVEMBER 30, 1995

                                              PRINCIPAL
                                           TRANSACTIONS AND                   INVESTMENT
                                             NET INTEREST      COMMISSIONS     BANKING      OTHER    TOTAL
                                           ----------------    -----------    ----------    -----    ------
Fixed Income............................        $  970            $  84          $160        $10     $1,224
Equity..................................            98              287           198          1        584
Corporate Finance Advisory..............                                          186                   186
Merchant Banking........................           (36)                            77          9         50
Asset Management........................            (2)              24                       12         34
                                               -------            -----         -----       -----    ------
                                                $1,030            $ 395          $621        $32     $2,078
                                               -------            -----         -----       -----    ------

ELEVEN MONTHS ENDED NOVEMBER 30, 1994

                                              PRINCIPAL
                                           TRANSACTIONS AND                   INVESTMENT
                                             NET INTEREST      COMMISSIONS     BANKING      OTHER    TOTAL
                                           ----------------    -----------    ----------    -----    ------
Fixed Income............................        $  933            $ 101          $ 80        $37     $1,151
Equity..................................           196              263           154          7        620
Corporate Finance Advisory..............                                          153                   153
Merchant Banking........................            (8)                            12                     4
Asset Management........................             1               27                       13         41
                                               -------            -----         -----       -----    ------
                                                $1,122            $ 391          $399        $57     $1,969
                                               -------            -----         -----       -----    ------

TWELVE MONTHS ENDED DECEMBER 31, 1993

                                              PRINCIPAL
                                           TRANSACTIONS AND                   INVESTMENT
                                             NET INTEREST      COMMISSIONS     BANKING      OTHER    TOTAL
                                           ----------------    -----------    ----------    -----    ------
Fixed Income............................        $1,216            $ 114          $172        $12     $1,514
Equity..................................           346              292           336         12        986
Corporate Finance Advisory..............                                          101                   101
Merchant Banking........................           (12)                            15                     3
Asset Management........................             8               31                       31         70
                                               -------            -----         -----       -----    ------
                                                $1,558            $ 437          $624        $55     $2,674
                                               -------            -----         -----       -----    ------

    For 1995, net revenues were positively impacted by significantly improved underwriting levels in fixed income and equity products, and strengthened customer activity throughout the year. Net revenues by business unit for 1994 were down in each major category except corporate finance advisory and merchant banking in comparison to the business unit revenues recorded in 1993, reflecting the particularly robust conditions in the capital markets for the entire 1993 year. In 1995, fixed income revenues of $1,224 million reflected a higher contribution from investment banking, as the mix and after-market performance of the Company's underwriting improved from 1994 levels. Equity revenues of $584 million in 1995 also reflected the stronger underwriting market environment. Corporate finance advisory revenues of $186 million in 1995 reflected the Company's increased participation in strategic mergers and acquisitions and advisory activities throughout the year. Merchant banking revenues of $50 million in 1995 reflected the merger of certain subsidiaries of Holdings with merchant banking activities into the Company in the fourth quarter of 1994.

    The following discussion provides an analysis of the Company's net revenues based upon the various business units which generated these revenues.

FIXED INCOME

    The Company's fixed income revenues reflect customer flow activities (both institutional and high net-worth retail), secondary trading, debt underwriting, syndicate and financing activities related to fixed income products. Fixed income products include government securities, mortgage- and asset-backed securities, money market products, dollar and non-dollar corporate debt securities, emerging market securities, municipal securities, financing (global access to debt financing sources including repurchase and reverse repurchase agreements), foreign exchange, commodities and fixed income derivative products. Lehman Brothers is one of the leading 37 primary dealers in U.S. government securities. The Company is also a dominant market-maker for a broad range of other fixed income products.

    Fixed income revenues were $1,224 million for 1995, $1,151 million for 1994 and $1,514 million for 1993. Reduced interest rates and a strengthening U.S. dollar contributed to a favorable market environment in 1995, particularly during the second half of the Company's year. The improved market environment contributed to a stronger debt syndicate calendar and increased customer flow activities for many of the Company's fixed income products, including high grade corporates, municipals and foreign exchange. The most significant component of the increases in fixed income revenues was investment banking due to a strengthening in origination volumes and an improved mix of underwriting revenues compared to the depressed 1994 levels. Holdings and its subsidiaries ranked #2 in lead-managed fixed income offerings worldwide in 1995 with underwritings of $77 billion, based on Securities Data Company information. Commission revenues which primarily relate to the Company's foreign exchange and commodities trading in listed products decreased in 1995 from 1994 levels. Fixed income derivative revenues were down in 1995 compared to 1994 due to a decrease in new customer activity early in the year. Toward the end of 1995, derivative activities increased with related revenues in the fourth quarter up substantially compared to the same quarter in 1994; much of the increase was attributable to a broadening of the Company's international customer and client business. This reflects the results of a concerted effort to continue to globalize the Company's efforts in these areas. Financing revenues were down in 1995 compared to 1994 due to decreased net interest spreads in certain of the matched book portfolios.

    Rising interest rates and inflationary concerns in 1994 had a negative effect on customer activity resulting in reduced profitability for most of the fixed income businesses as compared to 1993.

EQUITY

    The Company's equity revenues reflect customer flow activities (both institutional and high-net-worth retail), secondary trading, equity underwriting, equity finance and arbitrage activities.

    Equity revenues were $584 million for 1995, $620 million for 1994 and $986 million for 1993. The favorable syndicate calendar in 1995 contributed to increased customer flow in the Company's secondary trading activities. Commission revenues were up as trading volumes on domestic exchanges increased. These increases were more than offset by reduced trading revenues in certain products in 1995. Holdings and its subsidiaries ranked third in total NYSE listed trading volume throughout all of 1995.

    The decrease in equity revenues in 1994 from 1993 reflected the difficult business environment in 1994. The 1994 decline was broad based across most equity-related products.

CORPORATE FINANCE ADVISORY

    Corporate finance advisory net revenues, classified in the Consolidated Statement of Operations as a component of investment banking revenues, result primarily from fees earned by the Company in its role as strategic advisor to its clients. This role primarily consists of advising clients on mergers and acquisitions, divestitures, leveraged buyouts, financial restructurings, and a variety of cross border transactions. The net revenues for corporate finance advisory increased in 1995 to $186 million from $153 million and $101 million in 1994 and 1993, respectively. The increased revenues reflected a strong mergers and acquisitions environment throughout 1995 as companies concentrated on cost cutting and creating greater economies of scale via acquisitions, asset sales, and corporate restructurings on a global basis. During 1995, Holdings and its subsidiaries acted as advisor for 141 completed transactions valued at approximately $67 billion, based on Securities Data Company information. Corporate finance advisory exhibited renewed strength in 1994 versus 1993 as both the fees earned by the Company and the number of completed transactions increased from 1993 levels.

MERCHANT BANKING

    Merchant banking net revenues primarily represent the net realized gains and net unrealized changes resulting from the Company's participation in certain investment partnerships, such amounts are classified in the Consolidated Statement of Operations as a component of investment banking revenues. Merchant banking net revenues also reflect the related net interest expense used to finance capital contributions to the partnerships. Merchant banking revenues were $50 million, $4 million and $3 million for 1995, 1994 and 1993, respectively.

    The Company, through a subsidiary, is the general partner for four merchant banking partnerships, including three institutional funds and one employee investment vehicle. Current merchant banking investments held by the partnerships include both publicly traded and privately held companies diversified on a geographic and industry basis. For 1995, merchant banking revenues resulting from the participation in these partnerships increased to $77 million from $12 million for 1994, reflecting the merger of certain subsidiaries of Holdings with merchant banking activities into the Company in the fourth quarter of 1994. For 1994, merchant banking revenues decreased slightly to $12 million from $15 million for 1993. Net revenues of the merchant banking business include an allocation of net interest expense related to the Company's investment in the partnerships. The method used to allocate interest expense was revised in 1995 from prior periods to better reflect the costs of capital utilized.


ASSET MANAGEMENT

    Revenues from asset management activities were $34 million for 1995, $41 million for 1994 and $70 million for 1993. These revenues primarily consist of fees from the management of various funds, commissions from the sale of funds to customers and fees from the management of certain accounts for institutions and high-net-worth individuals. The decline in revenues from 1994 to 1995 resulted from the realignment of product offerings to be consistent with the change in the Company's focus towards high-net-worth and institutional clients. The decrease in revenues from 1993 to 1994 relates to the loss of certain commissions and other revenues related to funds and customers transferred to Smith Barney in conjunction with the sale of the retail division.

    NON-INTEREST EXPENSES. Non-interest expenses were $2,000 million for 1995, $1,968 million for 1994 and $2,282 million for 1993. Compensation and benefits expense was $1,055 million for 1995, $1,004 million for 1994 and $1,400 million for 1993. Compensation and benefits expense does not include any portion of management fees, which are separately categorized on the Company's Consolidated Statement of Operations, related to employee services provided by Holdings. Non-interest expenses in 1995 included a restructuring charge of $43 million. Non-interest expenses in 1994 included a $27 million severance charge. Included within non-interest expenses in 1993 was a charge of $21 million related to certain non-core partnership syndication activities in which the Company is no longer actively engaged.

    The restructuring charge in 1995 included a $26 million occupancy related real estate charge and a $17 million severance charge. The real estate component of the charge resulted from a complete review of the Company's real estate requirements at current headcount levels and the elimination of excess real estate, primarily in New York, London and Tokyo. This charge includes costs to write-down the carrying value of leasehold improvements, as well as projected shortfalls of sublease rentals versus expected operating costs related to the Company's excess capacity. The excess real estate capacity resulted from headcount reductions associated with the Company's cost reduction efforts. The severance component of the charge relates to payments made to terminated personnel arising from a formalized fourth quarter business unit productivity review. The Company expects to realize approximately $11 million of reduced occupancy and depreciation expenses on an annualized basis as a result of these actions.

    Excluding these special charges, non-interest expenses were $1,957 million for 1995, $1,941 million for 1994 and $2,261 million for 1993.

    COST REDUCTION EFFORT. At year-end 1994, Holdings announced a cost reduction program to reduce expenses by $300 million on an annualized basis (pretax) compared to Holdings' third quarter 1994 expense run rate. The Company's expense base was permanently lowered as a result of Holdings' cost reduction efforts. However, the Company's cost structure differs from Holdings in that nonpersonnel related expenses are not readily determinable from the Company's consolidated statement of operations, since a portion of the Company's management fee expense is comprised of charges related to employee services provided by Holdings and its subsidiaries. In addition, the Company's management fees are subject to fluctuation due to changes in the nature and levels of intercompany services provided. Listed below is a summary of Holdings' cost reduction efforts which were targeted into three areas: personnel cost savings of $100 million, nonpersonnel cost savings of $150 million and interest and tax expense savings of $50 million.

    Through November 1995, Holdings achieved its cost reduction goals in all the identified cost categories. In fact, through the fourth quarter of 1995, Holdings reduced total expenses by approximately $326 million on an annualized basis compared to the third quarter of 1994. These costs savings achieved do not include the $11 million of future cost savings attributable to the Company's real estate related restructuring charge previously discussed.

    With respect to Holdings' personnel related cost reduction goals, Holdings reduced headcount to 7,771 at November 30, 1995 from 8,512 at November 30, 1994 and 17% from a peak of 9,400 in early 1994. As a result of these reductions, Holdings reduced its operating compensation and benefits ratio to 50.7% in the fourth quarter of 1995 from the third quarter 1994 benchmark of 53.9%, translating into annualized cost savings of approximately $100 million.

    Nonpersonnel cost reductions were achieved as a result of a systematic and comprehensive global review of all major expense categories. As a result, Holdings' nonpersonnel expenses decreased to $254 million in the fourth quarter of 1995 from the third quarter 1994 benchmark of $298 million, resulting in reduced quarterly expenses of $44 million or annualized savings of approximately $177 million.

    Holdings achieved its $50 million cost reduction goal related to interest and taxes through equal reductions in each category. The interest expense savings were accomplished as a result of Holdings' efforts to improve its collateral utilization and long-term debt hedging strategies. Holdings achieved tax savings of approximately $25 million as a result of the implementation of additional tax planning strategies.

    As a result of these efforts, Holdings' expense base has been permanently lowered. Holdings plans to continue its focus on nonpersonnel costs, with the goal of achieving further cost savings in excess of $50 million by the end of 1996.

INCOME TAXES

    Through affirmative actions the Company continues to aggressively pursue maintaining a low effective tax rate. The actions taken in 1995 include the restructuring of certain legal entities and a general review of overall operations to assure the Company is operating in the most tax efficient manner. The Company anticipates ongoing benefits related to the actions taken.

    The Company had an income tax provision of $9 million for 1995 compared to an income tax benefit of $33 million for 1994, and an income tax provision of $126 million for 1993. The 1995 provision reflects the Company's continued focus on generating income subject to preferential tax treatment as well as creating organizational structures that optimize tax results. The 1994 benefit reflects an increase in benefits attributable to income subject to preferential tax treatment as compared to that of 1993. The 1993 income tax provision consisted of a provision of $133 million for continuing businesses and a tax benefit of $7 million related to non-core business reserves. During the third quarter of 1993, the statutory U.S. federal income tax rate was increased to 35% from 34%, effective January 1, 1993. The Company's 1993 tax provision includes a one-time benefit of approximately $8 million from the impact of the federal rate change on the Company's net deferred tax assets.

    The Company's net deferred tax assets increased $25 million to $39 million at November 30, 1995 from $14 million at November 30, 1994. The net increase is primarily attributable to the reversal of certain temporary differences. It is anticipated that the deferred tax assets will be realized through future earnings. The Company had a net deferred tax asset of $14 million at November 30, 1994 as compared to a net deferred tax liability of $36 million at December 31, 1993. The increase in net deferred tax assets is primarily attributable to the reversal of certain temporary differences.

    As of November 30, 1995, the Company had approximately $25 million of tax net operating losses available to offset future taxable income.

1993 RESULTS

    Because of the significant sale transactions completed during 1993, the Company's 1993 financial statements are not fully comparable with 1995 and 1994. In order to facilitate an understanding of the Company's 1993 results, the following table segregates the Company's results between the results of the Lehman Businesses (the results of the businesses that now comprise Lehman Brothers), Businesses Sold (the results of Shearson and SLHMC through their respective sale dates; the loss on the sale of Shearson; and the reserves for non-core businesses) and Discontinued Operations (the results of The Boston Company accounted for as a discontinued operation).

                                                                       TWELVE MONTHS ENDED
                                                                        DECEMBER 31, 1993
                                                      ------------------------------------------------------
                                                        LEHMAN      BUSINESSES    DISCONTINUED
                                                      BUSINESSES       SOLD        OPERATIONS     HISTORICAL
                                                      ----------    ----------    ------------    ----------
                                                                          (IN MILLIONS)

Revenues:
Principal transactions.............................     $1,132       $    323
Investment banking.................................        624            170
Commissions........................................        437            828
Interest and dividends.............................      4,868            161
Other..............................................         55            412
                                                      ----------    ----------    ------------    ----------
  Total revenues...................................      7,116          1,894
Interest expense...................................      4,442            143
                                                      ----------    ----------    ------------    ----------
  Net revenues.....................................      2,674          1,751                      $  4,425
                                                      ----------    ----------    ------------    ----------
Non-interest expenses:
  Compensation and benefits........................      1,400          1,164
  Other expenses...................................        861            470
  Loss on sale of Shearson.........................                       535
  Reserves and other charges.......................         21            120
                                                      ----------    ----------    ------------    ----------
  Total non-interest expenses......................      2,282          2,289                         4,571
                                                      ----------    ----------    ------------    ----------
Income (loss) from continuing operations before
  taxes and preferred dividend of subsidiary.......        392           (538)                         (146)
Provision for income taxes.........................        126            108                           234
                                                      ----------    ----------    ------------    ----------
Income (loss) from continuing operations before
preferred dividend of subsidiary...................        266           (646)                         (380)
                                                      ----------    ----------    ------------    ----------
Income from discontinued operations, net of
taxes..............................................                                     189             189
                                                      ----------    ----------    ------------    ----------
  Net income (loss) before preferred dividend of
subsidiary.........................................        266           (646)          189            (191)
                                                      ----------    ----------    ------------    ----------
Preferred dividend of subsidiary...................     $  (68)                                    $    (68)
                                                      ----------    ----------    ------------    ----------
  Net income (loss)................................     $  198       $   (646)       $  189        $   (259)
                                                      ----------    ----------    ------------    ----------

    The discussion of the 1993 results for the Lehman Businesses has been included in the previous sections discussing revenues, non-interest expenses and taxes. The following section includes a discussion of the Businesses Sold/Discontinued Operations.

BUSINESSES SOLD/DISCONTINUED OPERATIONS

    This discussion is provided to analyze the results of the Businesses Sold. All 1993 amounts for the Businesses Sold include results through their dates of sale.

    The Businesses Sold recorded a net loss of $646 million for 1993. The 1993 results include a loss on the sale of Shearson of $630 million and a $79 million charge recorded in the first quarter as a reserve for non-core businesses in anticipation of the sale of SLHMC. The loss on the sale of Shearson included a reduction in goodwill of $750 million and transaction-related costs such as relocation, systems and operations modifications and severance. Excluding the $630 million aftertax loss on the sale, Shearson's net income was $63 million in 1993. Excluding the $79 million aftertax charge discussed above, SLHMC operations were break-even in 1993.

    Net revenues related to the Businesses Sold were $1,751 million for 1993. Excluding the loss on the sale of Shearson and the reserve for non-core businesses related to SLHMC, non-interest expenses of the Businesses Sold were $1,634 million for 1993. Compensation and benefits expense were $1,164 million for 1993.

    The 1993 tax provision of $108 million for the Businesses Sold included (i) expenses of $54 million related to the operating results of Shearson: (ii) an expense of $95 million from the sale of Shearson and (iii) a tax benefit of $41 million related to the $120 million reserve for non-core businesses recorded in anticipation of the sale of SLHMC. The provision related to the sale of Shearson primarily resulted from the write-off of $750 million of goodwill which was not deductible for tax purposes.

    The Company reported net income of $189 million from discontinued operations of The Boston Company, including an aftertax gain of $165 million on the sale and aftertax earnings of $24 million. (See Note 18 for further discussion of the Businesses Sold and the Discontinued Operations.)

LIQUIDITY AND CAPITAL RESOURCES

    The Company's total assets increased to $82.6 billion at November 30, 1995 from $79.1 billion at November 30, 1994. The increase in total assets is primarily the result of the change in the Company's clearing arrangements, partially offset by decreases in other areas. At the close of business on February 17, 1995, the Company became self-clearing for equities, municipal securities and corporate debt instruments. As a result of this arrangement, assets increased at that time by approximately $11 billion which were predominantly funded with offsetting liabilities. The Company's Consolidated Statement of Financial Condition now includes accounts previously cleared, settled and carried by Smith Barney Inc. Principal areas impacted include the Company's stock borrow and lending activities and high-net-worth customer business. The Company has entered into an agreement for a term of five years with the Bear Stearns Securities Corp ("BSSC") pursuant to which BSSC has agreed to process the transactions previously cleared by Smith Barney Inc.

    The Company's balance sheet is highly liquid and consists primarily of cash and cash equivalents, securities and other financial instruments owned which are marked-to-market daily and collateralized short-term financing agreements which arise primarily from the Company's customer flow securities transactions. As the Company's primary activities are based on customer flow, the assets experience a rapid turnover rate. In addition, the highly liquid nature of these assets provides the Company with flexibility in financing and managing its business. At November 30, 1995, short-term assets, those which can be converted to cash in less than one year, represented approximately 99% of the Company's total balance sheet.

FUNDING AND CAPITAL POLICIES

    Holdings' Global Asset and Liability Committee ("ALCO"), which includes senior officers from key areas of the Company, are responsible for establishing and managing the funding and liquidity policies of the Company. This includes recomendations for balance sheet size as well as the allocation of balance sheet to product areas as determined by internal profitability models and return on equity targets.

    The primary goal of the Company's funding principles as set by ALCO are to provide sufficient liquidity and availability of funding sources throughout all market environments. These funding principles are:

        (i) To maintain an appropriate overall capital structure to support the business activities in which the Company is engaged.

        The Company manages Total Capital, defined as long-term debt, both senior notes and subordinated indebtedness, plus stockholder's equity, on a business and product level. The determination of the amount of capital assigned to each business and product is a function of asset quality, risk, liquidity and regulatory capital requirements. Periodically, the Company reallocates capital to its businesses based upon their ability to obtain targeted returns, perceived opportunities in the marketplace and the Company's long-term strategy.

        (ii) To maximize the portion of the Company's balance sheet that is funded through collateralized borrowing sources and conversely minimize the use of commercial paper and short-term debt.

        Collateralized borrowing sources include securities and other financial instruments sold but not yet purchased, as well as collateralized short-term financings, defined as securities sold under agreements to repurchase ("repos") and securities loaned.

        Because of their secured nature, repos and other types of collateralized borrowing sources are less credit-sensitive and have historically been a more stable financing source under adverse market conditions. Also, collateralized borrowing sources generally provide the Company with access to lower cost funding. The Company has been able to exceed its goal of maintaining repo funding lines significantly in excess of actual utilization.

        (iii) To minimize refunding risk by funding the Company's assets with liabilities which have maturities similar to the anticipated holding period of the assets.

        The Company continually reviews its mix of long- and short-term borrowings as it relates to maturity matching and the availability of secured and unsecured financing. In general, long-term assets are financed with fixed rate long-term debt and stockholder's equity and inventories and all other short-term assets are financed with a combination of short-term funding and floating rate long-term debt and stockholder's equity.

        (iv) To diversify and expand the Company's borrowing sources to maximize liquidity and reduce concentration risk. The Company seeks financing from a global investor base with the goal of broadening the availability of its funding sources and maintaining funding availability well in excess of actual utilization. The Company also utilizes a broad range of debt instruments, which it issues in varying maturities and currencies.

        The Company accesses both commercial paper and other short-term debt instruments, including master notes and bank borrowings under uncommitted lines of credit. To reduce liquidity risk, the Company carefully manages its maturities to avoid large refinancings on any one given day. In addition, the Company limits its exposure to any single investor to avoid concentration risk.

        (v) To maintain sufficient liquidity in a period of financial stress. Financial stress is defined as any event which severely constrains the Company's access to unsecured funding sources.

        The Company's liquidity contingency plans are continually reviewed and updated as the Company's asset/liability mix and liquidity requirements change. The Company's liquidity contingency plan is based on an estimate of its ability to meet its funding requirements through a combination of collateralized short-term financings and short-term secured debt, as well as Total Capital.

        To achieve this objective, the Company's liquidity policies include maintaining sufficient excess unencumbered securities to use as collateral, if necessary, to obtain secured financing to meet maturities of short-term unsecured liabilities as well as current maturities of long-term debt. Also, the Company maintains a sufficient amount of Total Capital to enable the Company to fund those assets which are less liquid. Lastly, the Company periodically tests its secured and unsecured credit facilities to insure availability and operational readiness. The Company believes that these policies position the Company to meet its liquidity requirements in all periods including those of financial stress.

SHORT-TERM FUNDING

    To implement the policies as noted above, each business is required to fund its products primarily through global collateralized financings. There are two principal business areas which are responsible for these efforts, Lehman Brothers' Fixed Income Financing ("Financing") and Equity Finance. Financing works in conjunction with the institutional fixed income sales and trading professionals to provide financing to customers and the firm through the repurchase markets. Equity Finance provides a similar function in the equity markets typically through securities loaned/securities borrowed transactions. An ability to leverage their global market expertise and the Company's distribution capabilities are a key to successful financing efforts. The amount of the Company's collateralized borrowing activities will vary reflecting changes in the mix and overall levels of securities and other financial instruments owned and global market conditions. However, at all times, the majority of the Company's assets are funded with collateralized borrowing sources. The Company's Treasury area works closely with Financing and Equity Finance to develop funding plans to support the business areas, as well as to execute daily funding activities. On a daily basis, Treasury is responsible for meeting any funding needs not met through Financing and Equity Finance. Funding through treasury is managed globally with regional centers which have access to the capital markets though the issuance of commercial paper as well as bank lines of credit and other short- and long-term debt instruments.

    At November 30, 1995 and 1994, $56 billion and $54 billion respectively, of the Company's total balance sheet was financed using collateralized borrowing sources. The remainder of the financing for the balance sheet is comprised of short-term debt, payables and Total Capital.

    In conjunction with the increase in collateralized short-term financings, as well as the increase in the Company's Total Capital, as discussed below, the Company's use of short-term debt decreased to $1.0 billion at November 30, 1995 from $2.3 billion at November 30, 1994. On November 30, 1995 and 1994, there was no commercial paper outstanding.

    The Company's uncommitted lines of credit provide an additional source of secured and unsecured short-term financings. At November 30, 1995, the Company had $5.1 billion of uncommitted lines of credit compared to $5.3 billion at November 30, 1994. Uncommitted lines consist of facilities that the Company has been advised are available but for which no contractual lending obligations exists.

TOTAL CAPITAL

    Long-term assets are financed with Total Capital. The Company maintains Total Capital in excess of its long-term assets to provide additional liquidity, which the Company uses to meet its short-term funding requirements and to reduce its reliance on commercial paper and short-term debt.

    At November 30, 1995 the Company had $5.5 billion of Total Capital compared to $6.0 billion at November 30, 1994. During 1995, the Company issued $250 million in long-term debt, compared to $1.6 billion for 1994. At November 30, 1995 the Company had long-term debt outstanding of $3.5 billion with an average life of 3.1 years, compared with $3.4 billion with an average life of 3.5 years at November 30, 1994. For debt with a maturity of greater than one year, the average life was 3.5 years at November 30, 1995 compared to 3.7 years at November 30, 1994.

    At November 30, 1995 the Company had approximately $1.0 billion of debt securities available for issuance under various shelf registrations.

    The Company's stockholder's equity decreased to $2.0 billion at November 30, 1995 from $2.6 billion at November 30, 1994 primarily due to the payment of $635 million to Holdings by the Company, $559 million as a return of capital and $76 million as dividends, partially offset by net income of $69 million. These distributions were made to Holdings in order to more efficiently utilize the capital of the consolidated group and did not decrease the level of LBI's net capital compared to 1994, as defined by the Net Capital Rules used by its regulators. As a regulated company, LBI is required to maintain a sufficient amount of capital as dictated by the Net Capital Rules. These rules require specific amounts of capital to be maintained by LBI depending on the composition of its assets and the related risk factors.

    At November 30, 1995 LBI's net capital, as defined by regulatory authorities, aggregated $1,402 million and was $1,301 million in excess of the minimum regulatory requirements. This is a slight increase from the net capital of $1,338 million at November 30, 1994, which was $1,281 million in excess of the minimum regulatory requirements.

    The Company is subject to certain rules and regulations which limit the amount of capital which can be withdrawn from regulated entities. As of November 30, 1995, the Company is in compliance with all such regulatory capital requirements.

    In 1996, the Company expects to maintain Total Capital at levels consistent with the amount outstanding at November 30, 1995.

DEPENDENCE ON CREDIT RATINGS

    The Company, like other companies in the securities industry, relies on external sources to finance a significant portion of its day-to-day operations. Access to global capital markets for short-term financing, such as commercial paper and short-term debt, senior notes and subordinated indebtedness are dependent on the Company's short- and long-term debt ratings. The current short- and long-term senior and subordinated ratings of the Company are as follows:

                                                                   LBI
                                                        -------------------------
                                                        SHORT-TERM    LONG-TERM**
                                                        ----------    -----------

Duff & Phelps Credit Rating Co. .....................    D-1          A/A-
Fitch Investors Service Inc. ........................    F-1          A/A-
IBCA.................................................    A1           A/A-
Moody's..............................................    P2           A3*/Baa1
S&P ***..............................................    A-1          A+*/A
Thomson BankWatch....................................    TBW-1        A/A-

------------

  * Provisional ratings on shelf registration

 ** Senior/subordinated

*** Long-term ratings outlook revised to negative on September 21, 1994

    On March 21, 1995 Moody's Investors Service Inc. ("Moody's") lowered the short-term and long-term subordinated ratings of the Company. However, the long-term senior ratings remained unchanged.

END USER ACTIVITIES

    To achieve certain asset and liability management objectives as set forth by ALCO, the Company utilizes a variety of derivative products as an end user to modify the interest rate characteristics of its long-term debt portfolio and to reduce borrowing costs (see Note 5 to the Consolidated Financial Statements).

    In addition, the Company also enters into interest rate swap agreements as an end user to modify its interest rate exposure associated with its secured financing activities, including securities purchased under agreements to resell, securities borrowed, securities sold under agreements to repurchase and securities loaned (see Note 13 to the Consolidated Financial Statements).

    CASH FLOWS. Cash and cash equivalents decreased $74 million in 1995 to $287 million, as the net cash used in financing and investing activities exceeded the net cash provided by operating activities. Net cash provided by operating activities of $2,037 million included income from continuing operations adjusted for non-cash items of approximately $219 million for 1995. Net cash used in financing and investing activities was $2,090 million and $21 million, respectively.

    Cash and cash equivalents increased $45 million in 1994 to $361 million, as the net cash provided by financing activities exceeded the net cash used in operating and investing activities. Net cash used in operating activities of $2,422 million included income from continuing operations adjusted for non-cash items of approximately $159 million for 1994. Net cash provided by financing activities was $2,518 million and net cash used in investing activities was $51 million.

    Cash and cash equivalents increased $21 million in 1993 to $316 million, as the net cash provided by operating and investing activities exceeded the net cash used in financing activities. In addition, cash and cash equivalents for discontinued operations increased $42 million in 1993. Net cash provided by operating activities of $1,312 million included the loss from continuing operations adjusted for non-cash items of approximately $464 million for 1993. Net cash used in financing activities was $3,784 million in 1993. Net cash provided by investing activities of $2,535 million in 1993 included cash proceeds from the sales of The Boston Company, Shearson and SLHMC of $2,570 million.

    INCENTIVE PLANS. In 1994, to broaden and increase the level of employee ownership in Holdings, the Compensation and Benefits Committee (the "Compensation Committee") approved the 1994 Management Ownership Plan (the "1994 Plan") pursuant to which it has awarded in 1995 and 1994 approximately 8.0 million and 5.2 million Restricted Stock Units ("RSUs"), respectively, to employees as a portion of total compensation in lieu of cash, subject to vesting and transfer restrictions. Included in the 1995 awards are Performance Stock Units ("PSUs") granted by the Compensation Committee to members of the Corporate Management Committee as part of a three year long-term incentive award. The number of PSUs which may be earned, if any, is dependent upon the achievement of certain performance levels within a two-year period. At the end of the performance period, any PSUs earned will convert one-for-one to RSUs which then vest at the end of the third year. Holdings will meet the share requirements for the 1994 Plan and other common stock based compensation and benefit plans by either repurchasing shares in the open market or issuing additional common stock or a combination of both.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS AND DERIVATIVES

OVERVIEW

    Derivatives are financial instruments, which include swaps, options, futures and forwards whose value is based upon an underlying asset (e.g., treasury bond), index (e.g., S&P 500) or reference rate (e.g., LIBOR). A derivative contract may be traded on an exchange or negotiated in the over-the-counter markets. Exchange-traded derivatives are standardized and include futures and certain option contracts listed on an exchange. Over-the-counter ("OTC") derivative contracts are individually negotiated between contracting parties and include forwards, swaps and certain options, including caps, collars and floors. The use of derivative financial instruments has expanded significantly over the past decade. One reason for this expansion is that derivatives provide a cost effective alternative for managing market risk. In this regard, derivative contracts provide a reduced funding alternative for managing market risk since derivatives are based upon notional values, which are generally not exchanged, but rather are used merely as a basis for exchanging cash flows during the duration of the contract. Derivatives are also utilized extensively as highly effective tools that enable users to adjust risk profiles, such as interest rate, currency, or other market risks, or to take proprietary trading positions, since OTC derivative instruments can be tailored to meet individual client needs. Additionally, derivatives provide users with access to market risk management tools which are often times unavailable in traditional cash instruments.

    Derivatives are subject to various risks similar to non-derivative financial instruments including market, credit and operational risk. The risks of derivatives should not be viewed in isolation but rather should be considered on an aggregate basis along with the Company's other trading-related activities. A brief description of these risks is included below.

    MARKET RISK. Market risk is the potential for a financial loss due to changes in the value of derivative financial instruments due to market changes. Market risk includes interest rate risk, foreign exchange risk, equity price risk and commodity price risk. Market risk is affected by both the absolute levels and volatility of interest and foreign exchange rates and equity and commodity prices. Market risk is also directly impacted by the size, diversification and duration of positions held, and the liquidity in the markets in which the related underlying assets are traded.

    CREDIT RISK. Credit risk is the possibility that a loss may occur from the failure of a counterparty to perform according to the terms of a contract. Credit risk is a significant factor in the evaluation of OTC derivatives. Credit risk considerations for OTC derivative instruments include assessing the credit quality of the counterparty, length of time to the maturity of the derivative contract, collateral arrangements and the existence of a master netting agreement. At any point in time, the credit risk for OTC derivative contracts is limited to the net unrealized gain for each counterparty for which a master netting agreement exists, net of collateral received. Exchange clearing houses require margin to be posted on exchange-traded contracts on the origination of the contract and for any changes in the market value of open contracts on a daily basis (certain foreign exchanges extend settlement to three days). Due to the daily settlement of variation margin, credit risk related to exchange-traded contracts is limited to unsettled variation and original margin outstanding.

    OPERATIONAL RISK. Operational risk is the possibility of a deficiency in systems for executing derivative transactions. Such risks include the potential for liabilities resulting from one's role in the execution of a derivative transaction in which there was a breakdown in information transfer or settlement systems.

    In addition to these risks, counterparties to derivative financial instruments may also be exposed to legal risks related to its derivative activities including the possibility that a transaction may be unenforceable under applicable law. The Company may be exposed to the risk that a derivative transaction may not be enforceable against the counterparty. The Company mitigates this risk through a process of carefully reviewing derivative transactions with the counterparties to ensure that they fully understand the economic and legal consequences of entering into a derivative products transaction. In addition, the Company performs its own legal due diligence to ensure that the counterparty has the legal capacity to enter into the derivative product transaction and that the transaction is appropriately documented.

    As derivative products have continued to expand in volume, so has market participation and competition. As a result, additional liquidity has been added into the markets for conventional derivative products, such as interest rate swaps. Competition has also contributed to the development of more complex products structured for specific clients. It is this rapid growth and complexity of certain derivative products which has led to the perception, by some, that derivative products are unduly risky to users and the financial markets. In order to remove the public perception that derivatives may be unduly risky and to ensure ongoing liquidity of derivatives in the marketplace, the Company supports the efforts of the regulators in striving for enhanced risk management disclosures which consider the effects of both derivative products and cash instruments. In addition, the Company supports the activities of regulators which are designed to ensure that users of derivatives are fully aware of the nature of risks inherent within derivative transactions. As evidence of this support, the Company, through its participation as a member of the Derivatives Policy Group, provided leadership in the development of a framework for voluntary industry self regulation of derivatives. The Company has also been actively involved with the various regulatory and accounting authorities in the development of additional enhanced reporting requirements related to derivatives. The Company strongly believes that derivatives provide significant value to the financial markets and is committed to providing its clients with innovative products to meet their financial needs.

LEHMAN BROTHERS' USE OF DERIVATIVE INSTRUMENTS

    In the normal course of business, the Company enters into derivative transactions both in a trading capacity and as an end user. As an end user, the Company utilizes derivative products to adjust the interest rate nature of its funding sources from fixed to floating interest rates and vice versa, and to change the index upon which floating interest rates are based (i.e., Prime to LIBOR) (collectively, "End User Derivative Activities"). For a further discussion of the Company's End User Derivative Activities, see Note 13 to the Consolidated Financial Statements.

    The Company utilizes derivative products in a trading capacity both as a dealer to satisfy the financial needs of its clients and in each of its trading businesses (collectively, "Trading Related Derivative Activities"). The Company's use of derivative products in its trading businesses is combined with cash instruments to fully execute various trading strategies.

    As a dealer, the Company conducts its activities in fixed income derivative products through its special purpose subsidiary, Lehman Brothers Special Financing Inc., and a separately capitalized triple-A rated subsidiary, Lehman Brothers Financial Products Inc. As a dealer of interest rate swap products, the Company enters into derivative transactions to satisfy the financial needs of its clients who wish to modify the nature of their interest rate risk based upon existing positions or speculate on the direction or volatility of interest rates. These fixed income derivative products include swaps (interest and currency), interest rate option contracts (caps, collars and floors), swap options and similar instruments. In addition, the Company also takes proprietary positions to profit from market movements based upon the Company's expectations regarding the level and volatility of interest rates. The counterparties to the Company's fixed income derivative products business are primarily other swap dealers, commercial banks, insurance companies, corporations and other financial institutions.

    In addition to these businesses, the Company also enters into derivative transactions in its role as a global investment bank. The Company is a market-maker in a number of foreign currencies. As a market-maker, the Company actively trades currencies in the OTC spot, forward and futures markets and also takes positions in the currency markets in which the Company seeks to profit from pricing inconsistencies in the spot, forward and futures currency markets. The Company also makes a market in foreign currency options and offers clients currency swaps as a means to hedge or speculate in the currency markets on a longer-term basis. The significant majority of the Company's foreign exchange transactions are conducted in major foreign currencies, including: Canadian dollar, Deutsche mark, French franc, British pound sterling, Swiss franc and the Japanese yen. The Company also transacts in a broad range of other foreign currencies, including the currencies of emerging market countries. The counterparties to the Company's OTC foreign exchange transactions primarily include central banks, commercial banks, other investment banks, brokers and dealers and other corporations.

    As a global investment bank the Company also actively trades in the global commodity markets. The Company is a market-maker in physical metals (base and precious) and is active in trading a variety of derivatives related to these commodities, such as futures, forwards and exchange and OTC options. The counterparties to the Company's commodity derivative transactions primarily include precious metal producers, consumers and refiners, central banks and shipping companies.

    The Company manages the risks associated with derivatives on an aggregate basis along with the risks associated with its proprietary trading and market-making activities in cash instruments as part of its firmwide risk management policies. For a further discussion of the Company's risk management policies, refer to Management's Discussion and Analysis page 36.

    The Company's Trading-Related Derivative Activities have increased during the current year to a notional value of $1,139 billion at November 30, 1995 from $1,028 billion at November 30, 1994, primarily as a result of growth in the Company's activities as a dealer in fixed income derivative products. Notional values are not recorded on the balance sheet and are not indicative of potential risk, but rather they provide a measure of the Company's involvement with such instruments.

    As a result of the Company's Trading-Related Derivative activities, the Company is subject to credit risk. With respect to OTC derivative contracts, the Company's credit exposure is directly with its counterparties and extends through the duration of the derivative contracts. The Company views its net credit exposure to be $3,030 million at November 30, 1995, representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of collateral. Collateral held related to OTC contracts generally includes cash and U.S. government and federal agency securities. At November 30, 1995 approximately 87% of the Company's net credit risk exposure related to OTC contracts was with counterparties rated single-A or better.

    Additionally, the Company is exposed to credit risk related to its exchange-traded derivative contracts. Exchange-traded derivative contracts include futures contracts and certain options. Futures contracts and options on futures are transacted on the respective exchange. The exchange clearing house is a counterparty to the futures contracts and options. As a clearing member firm, the Company is required by the exchange clearing house to deposit cash or other securities as collateral for its obligation upon the origination of the contract and for any daily changes in the market value of open futures contracts. Unlike OTC derivatives which involve numerous counterparties, the number of counterparties from exchange-traded derivatives include only those exchange clearing houses of which the Company is a clearing member firm or utilizes other member firms as agents. Substantially all of the Company's exchange-traded derivatives are transacted on exchanges of which the Company and/or its affiliates are clearing member firms. To protect against the potential for a default, all exchange clearing houses impose net capital requirements for their membership. Therefore, the potential for losses from exchange-traded products is limited. As of November 30, 1995 the Company had approximately $144 million on deposit with futures exchanges consisting of cash and securities (customer and proprietary), and had posted approximately $242 million of letters of credit. Included within this amount was $94 million and $50 million of cash and securities related to domestic and foreign futures exchanges, respectively, and $152 million and $90 million of letters of credit with domestic exchanges and the London Clearing House, respectively. In addition, the Company had approximately $665 million of cash and securities (customer and proprietary) on deposit with affiliates, acting as the Company's clearing broker related to futures contracts. These deposits primarily relate to futures contracts on foreign exchanges.

    See Note 13 to the Consolidated Financial Statements for a further discussion of the Company's Trading-Related Derivative Activities.

SPECIFIC BUSINESS ACTIVITIES AND TRANSACTIONS

    The following sections include information on specific business activities of the Company which affect overall liquidity and capital resources:

    HIGH YIELD SECURITIES. The Company underwrites, trades, invests and makes markets in high yield corporate debt securities. The Company also syndicates, trades and invests in loans to below investment grade companies. For purposes of this discussion, high yield debt securities are defined as securities or loans to companies rated as BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans which, in the opinion of management, are non-investment grade. Non-investment grade securities generally involve greater risks than investment grade securities due to the issuer's creditworthiness and the liquidity of the market for such securities. In addition, these issuers have higher levels of indebtedness, resulting in an increased sensitivity to adverse economic conditions. The Company recognizes these risks and aims to reduce market and credit risk through the diversification of its products and counterparties. High yield debt securities are carried at market value and unrealized gains or losses for these securities are reflected in the Company's consolidated statement of operations. The Company's portfolio of such securities at November 30, 1995 and 1994 included long positions with an aggregate market value of approximately $940 million and $624 million, respectively, and short positions with an aggregate market value of approximately $72 million and $71 million, respectively. The portfolio may, from time to time, contain concentrated holdings of selected issues. The Company's largest high yield position was $47 million at November 30, 1995 and $89 million at November 30, 1994.

    WESTINGHOUSE. In May 1993, the Company and Westinghouse Electric Corporation ("Westinghouse") entered into a partnership to facilitate the disposition of Westinghouse's commercial real estate portfolio, valued at approximately $1.1 billion, to be accomplished substantially through securitizations, asset sales and mortgage remittances. The Company's original investment in the partnership was approximately $136 million. The Company also advanced approximately $750 million of financing to the partnership in 1993, which has subsequently been repaid in its entirety from proceeds related to the disposition of the real estate assets. In August 1995, the Company agreed to purchase the partnership interests owned by Westinghouse. The Company also entered into an agreement to sell a portion of its partnership interest to an affiliate of Lennar Inc., a third party mortgage servicer, so that the Company and Lennar Inc. would own 75% and 25%, respectively, of the partnership. The Company's net investment in the partnership at November 30, 1995 is $142 million. As a result of its increased ownership percentage, the Company's consolidated financial statements at November 30, 1995 include the accounts of the partnership. The Partnership expects to substantially liquidate the remaining real estate assets by the end of 1996.

    MERCHANT BANKING PARTNERSHIPS. At November 30, 1995 the Company's investment in merchant banking partnerships, for which the Company acts as a general partner, was $80 million. At November 30, 1995 the Company had no remaining commitments to make investments through these partnerships. The Company's policy is to carry its interests in merchant banking partnerships at fair value based upon the Company's assessment of the underlying investments. The Company's merchant banking investments, made primarily through a series of partnerships are consistent with the terms of those partnerships and are expected to be sold or otherwise monetized during the remaining term of the partnerships.

    NON-CORE ACTIVITIES AND INVESTMENTS. In March 1990, the Company discontinued the origination of partnerships (the assets of which are primarily real estate) and investments in real estate. Currently, Holdings and the Company act as general partner for approximately $4 billion of partnership investment capital and manage the remaining real estate investment portfolio. At November 30, 1995 the Company had $32 million of investments in these real estate activities, as well as $28 million of commitments and contingent liabilities under guarantees and credit enhancements, both net of applicable reserves. In certain circumstances, the Company provides financial and other support and assistance to such investments to maintain investment values. There is no contractual requirement that the Company continue to provide this support.

    Non-core activities and investments have declined 42% since November 30, 1994. Management's intention with regard to non-core assets is the prudent liquidation of these investments as and when possible.

NEW ACCOUNTING PRONOUNCEMENTS

    In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. The financial accounting standards of SFAS No. 123 permit companies to either continue accounting for stock-based compensation under existing rules or adopt SFAS No. 123 and begin reflecting the fair value of stock options and other forms of stock-based compensation in the results of operations as additional expense. The disclosure requirements of SFAS No. 123 require companies which elect not to record the fair value in the statement of operations to provide pro forma disclosures of net income and earnings per share in the notes to the consolidated financial statements as if the fair value of stock-based compensation had been recorded. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. Holdings will provide the pro forma disclosures beginning with its 1996 Annual Report and will continue accounting for such plans under the existing accounting rules.

    During the first quarter of 1994, the Company adopted Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts" ("FIN No. 39"). FIN No. 39 restricts the historical industry practice of offsetting certain receivables and payables. In January 1995, the Financial Accounting Standards Board issued Interpretation No. 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements" ("FIN No. 41"). FIN No. 41 is a modification to FIN No. 39, to permit certain limited exceptions to the criteria established under FIN No. 39 for offsetting certain repurchase and reverse repurchase agreements with the same counterparty. The Company has adopted this modification, effective January 1995, which partially mitigates the increase in the Company's gross assets and liabilities resulting from the implementation of FIN No. 39.

    Effective January 1, 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." SFAS No. 112 requires the accrual of obligations associated with services rendered to date for employee benefits accumulated or vested for which payment is probable and can be reasonably estimated. These benefits principally include the continuation of salary, health care and life insurance costs for employees on service disability leaves. The Company previously expensed the cost of these benefits as they were incurred. The cumulative effect of adopting SFAS No. 112 reduced net income for the first quarter of 1994 by $13 million aftertax ($23 million pretax). Excluding the cumulative effect of this accounting change, the effect of this change on the 1994 results of operations was not material.

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

RISK MANAGEMENT

    Risk management is an integral part of the Company's business. The Company has established extensive policies and procedures to identify, monitor, assess and manage risk effectively. For a discussion of these policies and procedures, see "Business--Risk Management."

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

                                    PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) 1. Financial Statements:

    See Index to Financial Statements and Schedules appearing on page F-1.

    2. Financial Statement Schedules:

    Schedules are omitted since they are not required or are not applicable.

    3. Exhibits

EXHIBIT
  NO.
-------
   3.1    Restated Certificate of Incorporation of the Registrant dated September 3, 1981
          (incorporated by reference to Exhibit 3.1 of the Registrant's Annual Report on Form
          10-K for the year ended December 31, 1987).
   3.2    Certificate of Amendment to Restated Certificate of Incorporation of the Registrant
          dated May 11, 1984 (incorporated by reference to Exhibit 3.2 of the Registrant's
          Annual Report on Form 10-K for the year ended December 31, 1988).
   3.3    Certificate of Amendment to Restated Certificate of Incorporation of the Registrant,
          dated March 6, 1985 (incorporated by reference to Exhibit 3.3 of the Registrant's
          Annual Report on Form 10-K for the year ended December 31, 1985).
   3.4    Certificate of Amendment to Restated Certificate of Incorporation of the Registrant,
          dated August 31, 1987 (incorporated by reference to Exhibit 3.4 of the Registrant's
          Annual Report on Form 10-K for the year ended December 31, 1987).
   3.5    Certificate of Amendment to Restated Certificate of Incorporation of the Registrant,
          dated January 28, 1988 (incorporated by reference to Exhibit 3.5 of the Registrant's
          Annual Report on Form 10-K for the year ended December 31, 1987).
   3.6    Certificate of Amendment to Restated Certificate of Incorporation of the Registrant,
          dated July 19, 1990. (Incorporated by reference to Exhibit 3.6 of the Registrant's
          Annual Report on Form 10-K for the year ended December 31, 1990).
   3.7    Certificate of Amendment to Restated Certificate of Incorporation of the Registrant,
          dated August 2, 1993 (incorporated by reference to Exhibit 3 of the Registrant's
          Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).
   3.8    By-Laws of the Registrant, amended as of July 1, 1991 (incorporated by reference to
          Exhibit 3.7 of the Registrant Annual Report on Form 10-K for the year ended December
          31, 1992).
   4.1    The instruments defining the rights of holders of the long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A)
          of Item 601 of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.
  10.1    Lease and Land Disposition Agreement, dated as of September 14, 1984, between
          Shearson Lehman Construction Inc. and The City of New York (incorporated by reference to Exhibit 10.16 of the Registrant's Registration Statement on Form S-1
          (reg. No. 33-12976)).
  10.2    Agreement of Tenants-In-Common by and among American Express Company, American
          Express Bank Ltd, American Express Travel Related Services Company, Inc., Shearson
          Lehman Brothers Inc., Shearson Lehman Government Securities, Inc. and Shearson
          Lehman Commercial Paper Incorporated (incorporated by reference to Exhibit 10.1 of
          Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K for the eleven months ended November 30, 1994.)
   12.    Computation in support of ratio of earnings to fixed charges.*
   21.    Pursuant to General Instruction J of Form 10-K, the list of the Registrant's
          Subsidiaries is omitted.
   23.    Consent of Ernst & Young LLP.*
   24.    Powers of Attorney.*
   27.    Financial Data Schedule.*

    (b)   Reports on Form 8-K.

          None.

------------

* Filed herewith.

                                   SIGNATURES

    Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LEHMAN BROTHERS INC.

                                                   (Registrant)

                                          February 28, 1996

                                          By:   /s/ Karen M. Muller
                                              ..................................

                                               Title: Managing Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               NAME                                 TITLE                         DATE
-----------------------------------  -----------------------------------   ------------------

                 *                   Chief Executive Officer and           February 28, 1996
 ...................................    Chairman of the Board of
       Richard S. Fuld, Jr.            Directors (principal executive
                                       officer)

                 *                   Chief Operating Officer,              February 28, 1996
 ...................................    President and Director
       T. Christopher Pettit

                 *
 ...................................  Chief Financial Officer               February 28, 1996
           Robert Matza                (principal financial officer)

                 *                   Controller                            February 28, 1996
 ...................................    (principal accounting officer)
          David Goldfarb

                 *                   Director                              February 28, 1996
 ...................................
         Roger S. Berlind

                 *                   Director                              February 28, 1996
 ...................................
          Philip Caldwell

                 *                   Director                              February 28, 1996
 ...................................
       Howard L. Clark, Jr.

                 *                   Director                              February 28, 1996
 ...................................
          Frederick Frank

                 *
 ...................................  Director                              February 28, 1996
       Sherman J. Lewis, Jr.



                 *
 ...................................  Director                              February 28, 1996
       Malcolm Wilson


* By:     /s/ Karen M. Muller
     ...................................
       Karen M. Muller
       (Attorney-in-fact)
        February 28, 1996


                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

    FINANCIAL STATEMENTS                                                                 PAGE
--------------------------------------------------------------------------------------   ----
Report of Independent Auditors........................................................   F-2
Consolidated Statement of Operations for the Twelve Months Ended November 30, 1995, for
  the Eleven Months Ended November 30, 1994 and the twelve months ended December 31,
1993..................................................................................   F-3
Consolidated Statement of Financial Condition at November 30, 1995, and November 30,
1994..................................................................................   F-4
Consolidated Statement of Changes in Stockholders' Equity for the Twelve Months Ended
  November 30, 1995, for the eleven months ended November 30, 1994 and the twelve
months ended December 31, 1993........................................................   F-6
Consolidated Statement of Cash Flows for the Twelve Months Ended November 30, 1995,
  for the eleven months ended November 30, 1994 and the twelve months ended December
31, 1993..............................................................................   F-7
Notes to Consolidated Financial Statements............................................   F-9

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholder of
Lehman Brothers Inc.

We have audited the accompanying consolidated statement of financial condition of Lehman Brothers Inc. and Subsidiaries (the "Company") as of November 30, 1995 and 1994, and the related consolidated statements of operations, changes in stockholder's equity, and cash flows for the year ended November 30, 1995, for the eleven month period ended November 30, 1994 and for the year ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lehman Brothers Inc. and Subsidiaries at November 30, 1995 and 1994, and the consolidated results of its operations and its cash flows for the year ended November 30, 1995, for the eleven month period ended November 30, 1994 and for the year ended December 31, 1993 in conformity with generally accepted accounting principles.

As discussed in Note 9 to the consolidated financial statements, in 1994 the Company changed its method of accounting for postemployment benefits.

                                          ERNST & YOUNG LLP

New York, New York
January 10, 1996

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                        TWELVE MONTHS    ELEVEN MONTHS    TWELVE MONTHS
                                                            ENDED            ENDED            ENDED
                                                         NOVEMBER 30      NOVEMBER 30      DECEMBER 31
                                                            1995             1994             1993
                                                        -------------    -------------    -------------
                                                                         (IN MILLIONS)
REVENUES
  Principal transactions.............................      $   695           $ 732           $ 1,455
  Investment banking.................................          621             399               794
  Commissions........................................          395             391             1,265
  Interest and dividends.............................       10,289           6,235             5,029
  Other..............................................           32              57               467
                                                        -------------        -----        -------------
    Total revenues...................................       12,032           7,814             9,010
  Interest expense...................................        9,954           5,845             4,585
                                                        -------------        -----        -------------
    Net revenues.....................................        2,078           1,969             4,425
                                                        -------------        -----        -------------

NON-INTEREST EXPENSES
  Compensation and benefits..........................        1,055           1,004             2,564
  Brokerage, commissions and clearance fees..........          192             190               189
  Communications.....................................          120             135               271
  Occupancy and equipment............................           85              82               189
  Business development...............................           80              86               131
  Professional services..............................           79             103               153
  Depreciation and amortization......................           63              89               135
  Management fees....................................          145             102
  Other..............................................          138             150               263
  Restructuring charge...............................           43
  Severance charge...................................                           27
  Loss on sale of Shearson...........................                                            535
  Reserves for non-core businesses...................                                            141
                                                        -------------        -----        -------------
    Total non-interest expenses......................        2,000           1,968             4,571
                                                        -------------        -----        -------------
Income (loss) from continuing operations before
  taxes, cumulative effect of change in accounting
  principle and preferred dividend of subsidiary.....           78               1              (146)
Provision for (benefit from) income taxes............            9             (33)              234
                                                        -------------        -----        -------------
Income (loss) from continuing operations before
  cumulative effect of change in accounting principle
and preferred dividend of subsidiary.................           69              34              (380)
                                                        -------------        -----        -------------
Income from discontinued operations, net of taxes:
  Income from operations.............................                                             24
  Gain on disposal...................................                                            165
                                                        -------------        -----        -------------
Net income from discontinued operations..............                                            189
                                                        -------------        -----        -------------
Income (loss) before cumulative effect of change in
  accounting principle and preferred dividend of
subsidiary...........................................           69              34              (191)
                                                        -------------        -----        -------------
Cumulative effect of change in accounting principle,
  net of taxes.......................................                          (13)
Preferred dividend of subsidiary.....................                          (50)              (68)
                                                        -------------        -----        -------------
Net income (loss)....................................      $    69           $ (29)          $  (259)
                                                        -------------        -----        -------------
                                                        -------------        -----        -------------

                See Notes to Consolidated Financial Statements.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                                               NOVEMBER 30
                                                                            ------------------
                                                                             1995       1994
                                                                            -------    -------
                                                                              (IN MILLIONS)
ASSETS
Cash and cash equivalents................................................   $   287    $   361
Cash and securities segregated and on deposit for regulatory and other
purposes.................................................................       785      1,263
Securities and other financial instruments owned:
  Governments and agencies...............................................    14,038     16,941
  Corporate obligations and other contractual commitments................     8,115      7,094
  Mortgages and mortgage-backed..........................................     3,182      2,444
  Certificates of deposit and other money market instruments.............     2,958      1,239
  Corporate stocks and options...........................................     2,856      1,411
                                                                            -------    -------
                                                                             31,149     29,129
                                                                            -------    -------
Collateralized short-term agreements:
  Securities purchased under agreements to resell........................    25,982     29,392
  Securities borrowed....................................................    16,562      9,210
Receivables:
  Brokers, dealers and clearing organizations............................     2,719      3,868
  Customers..............................................................     2,219      1,406
  Others.................................................................     2,175      3,694
Property, equipment and leasehold improvements (net of accumulated
depreciation and amortization of $455 in 1995 and $424 in 1994)..........       333        409
Deferred expenses and other assets.......................................       219        221
Excess of cost over fair value of net assets acquired (net of accumulated
amortization of $86 in 1995 and $79 in 1994).............................       174        181
                                                                            -------    -------
        Total assets.....................................................   $82,604    $79,134
                                                                            -------    -------
                                                                            -------    -------

                See Notes to Consolidated Financial Statements.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF FINANCIAL CONDITION--(CONTINUED)

                                                                               NOVEMBER 30
                                                                            ------------------
                                                                             1995       1994
                                                                            -------    -------
                                                                              (IN MILLIONS,
                                                                            EXCEPT SHARE DATA)

LIABILITIES AND STOCKHOLDER'S EQUITY
Short-term debt..........................................................   $ 1,008    $ 2,272
Securities and other financial instruments sold but not yet purchased:
  Government and agencies................................................     6,477      5,184
  Corporate obligations and other contractual commitments................     3,403      2,842
  Corporate stocks and options...........................................     1,195      1,352
                                                                            -------    -------
                                                                             11,075      9,378
                                                                            -------    -------
Collateralized short-term financings:
  Securities sold under agreements to repurchase.........................    41,900     44,174
  Securities loaned......................................................     2,649        315
Advances from Holdings and other affiliates..............................     8,418      8,807
Payables:
  Brokers, dealers and clearing organizations............................     4,467      2,730
  Customers..............................................................     5,733      2,059
Accrued liabilities and other payables...................................     1,829      3,416
Long-term debt:
  Senior notes...........................................................       420        511
  Subordinated indebtedness..............................................     3,077      2,885
                                                                            -------    -------
        Total liabilities................................................    80,576     76,547
                                                                            -------    -------
Commitments and contingencies

STOCKHOLDER'S EQUITY
  Preferred stock, $.10 par value; 10,000 shares authorized; none outstanding
  Common stock, $.10 par value; 10,000 shares authorized; 1,006 shares issued and outstanding in 1995 and 1994
  Additional paid-in capital.............................................     2,353      2,905
  Foreign currency translation adjustment................................         3          3
  Accumulated deficit....................................................      (328)      (321)
                                                                            -------    -------
        Total stockholder's equity.......................................     2,028      2,587
                                                                            -------    -------
        Total liabilities and stockholder's equity.......................   $82,604    $79,134
                                                                            -------    -------
                                                                            -------    -------

                See Notes to Consolidated Financial Statements.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                                                        TWELVE MONTHS    ELEVEN MONTHS    TWELVE MONTHS
                                                            ENDED            ENDED            ENDED
                                                         NOVEMBER 30      NOVEMBER 30      DECEMBER 31
                                                            1995             1994             1993
                                                        -------------    -------------    -------------
                                                                         (IN MILLIONS)
ADDITIONAL PAID-IN CAPITAL
  Beginning balance..................................      $ 2,905          $ 2,738          $ 2,588
  Merger of subsidiaries.............................                           467
  Capital contributions..............................            7                                20
  Capital distributions..............................         (559)            (300)            (300)
  Issuance of common stock...........................                                            430
                                                        -------------    -------------    -------------
Ending balance.......................................        2,353            2,905            2,738
                                                        -------------    -------------    -------------
FOREIGN CURRENCY TRANSLATION ADJUSTMENT
  Beginning balance..................................            3                2                2
  Translation adjustment.............................                             1
                                                        -------------    -------------    -------------
Ending balance.......................................            3                3                2
                                                        -------------    -------------    -------------
RETAINED EARNINGS (ACCUMULATED DEFICIT)
  Beginning balance..................................         (321)             (56)             203
  Net income (loss)..................................           69              (29)            (259)
  Dividends..........................................          (76)            (236)
                                                        -------------    -------------    -------------
Ending balance.......................................         (328)            (321)             (56)
                                                        -------------    -------------    -------------
NET UNREALIZED SECURITIES LOSSES
  Beginning balance..................................                                            (13)
  Change in unrealized securities losses, net........                                             13
                                                        -------------    -------------    -------------
Ending balance.......................................
                                                        -------------    -------------    -------------
TOTAL STOCKHOLDER'S EQUITY...........................      $ 2,028          $ 2,587          $ 2,684
                                                        -------------    -------------    -------------
                                                        -------------    -------------    -------------

                See Notes to Consolidated Financial Statements.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                        TWELVE MONTHS    ELEVEN MONTHS    TWELVE MONTHS
                                                            ENDED            ENDED            ENDED
                                                         NOVEMBER 30      NOVEMBER 30      DECEMBER 31
                                                            1995             1994             1993
                                                        -------------    -------------    -------------
                                                                         (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations before
  cumulative effect of change in accounting principle
and preferred dividend of subsidiary.................      $    69          $    34          $  (380)
Adjustments to reconcile income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization......................           63               89              135
  Restructuring charge...............................           26
  Provisions for losses and other reserves...........           37               32               75
  Loss on sale of Shearson...........................                                            535
  Non-core business reserves.........................                                            141
  Deferred tax provision (benefit)...................            5              (13)            (106)
  Other adjustments..................................           19               17               64
Net change in:
  Cash and securities segregated.....................          478             (396)             308
  Receivables from brokers, dealers and clearing
organizations........................................        1,149              234             (677)
  Receivables from customers.........................         (813)             (15)             508
  Securities purchased under agreements to resell....        3,410           (6,217)           6,191
  Securities borrowed................................       (7,352)          (4,934)           3,217
  Loans originated or purchased for resale...........                                            (62)
  Securities and other financial instruments owned...       (2,020)          (8,572)             899
  Payables to brokers, dealers and clearing
organizations........................................        1,737              709              579
  Payables to customers..............................        3,564             (263)            (984)
  Accrued liabilities and other payables.............       (1,636)             802              408
  Securities sold under agreements to repurchase.....       (2,274)          13,376           (2,945)
  Securities loaned..................................        2,334             (457)          (1,728)
  Securities and other financial instruments sold but
    not yet purchased................................        1,697            4,155           (4,578)
  Other operating assets and liabilities, net........        1,544           (1,003)            (716)
                                                        -------------    -------------    -------------
                                                             2,037           (2,422)             884
                                                        -------------    -------------    -------------
Net cash flows provided by operating activities of
discontinued operations..............................                                            428
                                                        -------------    -------------    -------------
    NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES...........................................      $ 2,037          $(2,422)         $ 1,312
                                                        -------------    -------------    -------------

                See Notes to Consolidated Financial Statements.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS--(CONTINUED)

                                                        TWELVE MONTHS    ELEVEN MONTHS    TWELVE MONTHS
                                                            ENDED            ENDED            ENDED
                                                         NOVEMBER 30      NOVEMBER 30      DECEMBER 31
                                                            1995             1994             1993
                                                        -------------    -------------    -------------
                                                                         (IN MILLIONS)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of senior notes...................      $   (98)         $  (155)         $  (636)
Proceeds from issuance of subordinated
indebtedness.........................................          250            1,560              722
Principal payments of subordinated indebtedness......          (64)          (1,733)            (702)
Proceeds from (payments for) commercial paper and
short-term debt......................................       (1,161)            (362)          (3,557)
Increase (decrease) in advances from Holdings and
  other affiliates...................................         (389)           3,744              540
Capital contributions................................            7                                20
Proceeds from the issuance of common stock...........                                            430
Dividends and capital distributions paid.............         (635)            (536)            (300)
Net cash flows used in financing activities of
discontinued operations..............................                                           (301)
                                                        -------------    -------------    -------------
      NET CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES...........................................       (2,090)           2,518           (3,784)
                                                        -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, equipment and leasehold
improvements.........................................          (21)             (51)            (101)
Proceeds from the sale of:
  The Boston Company.................................                                          1,300
  Shearson...........................................                                          1,200
  SLHMC..............................................                                             70
Other................................................                                            151
Net cash flows used in investing activities of
discontinued operations..............................                                            (85)
                                                        -------------    -------------    -------------
      NET CASH (USED IN) PROVIDED BY INVESTING
ACTIVITIES...........................................          (21)             (51)           2,535
                                                        -------------    -------------    -------------
Net change in cash and cash equivalents of
  discontinued operations............................                                             42
                                                        -------------    -------------    -------------
  Net change in cash and cash equivalents............          (74)              45               21
                                                        -------------    -------------    -------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.......          361              316              295
                                                        -------------    -------------    -------------
      CASH AND CASH EQUIVALENTS, END OF PERIOD.......      $   287          $   361          $   316
                                                        -------------    -------------    -------------
                                                        -------------    -------------    -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN MILLIONS)
(INCLUDING THE BOSTON COMPANY)

    Interest paid totaled $9,985 in 1995, $5,818 in 1994 and $4,796 in 1993.
Income taxes paid totaled $194 in 1995, $33 in 1994 and $265 in 1993.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITY

    During 1993, the Company completed the sale of The Boston Company, Shearson and SLHMC. The cash proceeds related to these sales have been separately reported in the above statement. Excluded from the statement are the individual Statement of Financial Condition changes related to the net assets sold as well as the non-cash proceeds received related to these sales. See Note 18.

                See Notes to Consolidated Financial Statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Lehman Brothers Inc., a registered broker-dealer ("LBI") and subsidiaries (LBI together with its subsidiaries, the "Company"). LBI is a wholly owned subsidiary of Lehman Brothers Holdings Inc. ("Holdings"). LBI is one of the leading global investment banks serving institutional, corporate, government and high-net-worth individual clients and customers. The Company's worldwide headquarters in New York are complemented by offices in additional locations in North America, Europe, the Middle East, Latin and South America and the Asia Pacific region. Holdings provides investment banking and capital markets services in Europe and Asia. The Company is engaged primarily in providing financial services. The Company also operates a commodities trading and sales operation in London. All material intercompany accounts and transactions have been eliminated in consolidation. Prior to May 31, 1994, the American Express Company ("American Express") owned 100% of Holdings' common stock (the "Common Stock"), which represented approximately 93% of Holdings' voting stock. Effective May 31, 1994, Holdings became a widely held public company with its Common Stock traded on the New York Stock Exchange. (See Note 6.)

    The Consolidated Statement of Operations includes the results of operations of Shearson and SLHMC which were sold on July 31, 1993 and August 31, 1993, respectively. (See Note 18 for definitions and additional information concerning these sales.)

    The Company uses the trade date basis of accounting for recording principal transactions.

    Certain prior period amounts reflect reclassifications to conform to the current period's presentation.

DISCONTINUED OPERATIONS

    As described in Note 18, the Company completed the sale of The Boston Company, Inc. ("The Boston Company"), on May 21, 1993. The accompanying consolidated financial statements and notes to consolidated financial statements reflect The Boston Company as a discontinued operation.

TRANSLATION OF FOREIGN CURRENCIES

    Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the statement of financial condition date. Revenues and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, net of hedging gains or losses and related tax effects, are included in a separate component of stockholder's equity, the foreign currency translation adjustment. Gains or losses resulting from foreign currency transactions are included in the Consolidated Statement of Operations.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

SECURITIES AND OTHER FINANCIAL INSTRUMENTS

    Securities and other financial instruments owned and securities and other financial instruments sold but not yet purchased are valued at market or fair value, as appropriate, with unrealized gains and losses reflected in principal transactions in the Consolidated Statement of Operations. Market value is generally based on listed market prices. If listed market prices are not available, fair value is determined based on other relevant factors, including broker or dealer price quotations, and valuation pricing models which take into account time value and volatility factors underlying the financial instruments.

DERIVATIVE FINANCIAL INSTRUMENTS

    Derivatives include futures, forwards, swaps and options and other similar instruments. Derivative transactions entered into for market-making or proprietary position taking or used as hedges of other trading instruments are recorded at market or fair value with realized and unrealized gains and losses reflected in principal transactions in the Consolidated Statement of Operations.

    The market or fair value associated with derivatives utilized for trading purposes is recorded on a net by counterparty basis where a legal right of set-off exists in the Consolidated Statement of Financial Condition. Unrealized gains and losses related to swaps and option contracts are recorded as securities and other financial instruments owned and securities and other financial instruments sold but not yet purchased, as applicable. Unrealized gains and losses related to securities and foreign exchange forwards and commodity contracts are recorded as receivables and payables with brokers, dealers and clearing organizations and customers, as applicable.

    In addition to trading and market-making activities, the Company enters into various derivative products as an end user to modify the interest rate exposure of certain assets and liabilities. In this regard, the Company utilizes interest rate swaps, caps, collars and floors to manage the interest rate exposure associated with its long-term debt obligations and secured financing activities, including securities purchased under agreements to resell, securities borrowed, securities sold under agreements to repurchase and securities loaned. In addition to modifying the interest rate exposure of existing assets and liabilities, the Company utilizes derivative instruments as an end user to modify the interest rate characteristics of certain anticipated transactions related to its secured financing activities, where there is a high degree of certainty that the Company will enter into such contracts. Derivatives which have been designated and are effective in modifying the interest rate characteristics of existing assets and liabilities or anticipated transactions are accounted for on an accrual basis.

    The Company monitors the effectiveness of its end user hedging activities by periodically comparing the change in the value of the hedge instrument to the underlying item being hedged and re-assessing the likelihood of the occurrence of anticipated transactions. In the event that the Company determines that a hedge is no longer effective, such as upon extinguishment of the underlying asset or liability or a change in circumstances whereby there is not a high degree of certainty that the anticipated transaction will occur, the derivative transaction is accounted for at fair value, with changes in the fair value of the derivative contract being recognized in the Consolidated Statement of Operations. In the event that a derivative designated as a hedge is terminated early, any realized gain or loss on termination would be deferred and amortized over the original period of the hedge.

REPURCHASE AND RESALE AGREEMENTS

    Securities purchased under agreements to resell and securities sold under agreements to repurchase, which are treated as financing transactions for financial reporting purposes, are collateralized primarily by government and government agency securities and are carried net by counterparty, when permitted, at the amounts at which the securities will be subsequently resold or repurchased plus accrued interest. It is the policy of the Company to take possession of securities purchased under agreements to resell. The Company monitors the market value of the underlying positions on a daily basis as compared to the related receivable or payable balances, including accrued interest. The Company requires counterparties to deposit additional collateral or return collateral pledged as necessary, to ensure that the market value of the underlying collateral remains sufficient. Securities and other financial instruments owned which are sold under repurchase agreements are carried at market value with changes in market value reflected in the Consolidated Statement of Operations.

    Securities purchased under agreements to resell and Securities sold under agreements to repurchase for which the resale/repurchase date corresponds to the maturity date of the underlying securities are accounted for as purchases and sales, respectively. At November 30, 1995, such resale and repurchase agreements which have not yet matured aggregated $6.7 billion and $3.1 billion, respectively.

SECURITIES BORROWED AND LOANED

    Securities borrowed and securities loaned are carried at the amount of cash collateral advanced or received plus accrued interest. It is the Company's policy to value the securities borrowed and loaned on a daily basis and to obtain additional cash as necessary to ensure such transactions are adequately collateralized.

INCOME TAXES

    The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The Company recognizes the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. In this regard, deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years and for tax loss carryforwards, if in the opinion of management, it is more likely than not that the deferred tax asset will be realized. SFAS 109 requires companies to set up a valuation allowance for that component of net deferred tax assets which does not meet the "more likely than not" criterion for realization.

FIXED ASSETS AND INTANGIBLES

    Property, equipment, and leasehold improvements are recorded at historical cost, net of accumulated depreciation and amortization. Depreciation is recognized on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the lesser of their economic useful lives or the terms of the underlying leases. The Company capitalizes interest costs during construction and amortizes the interest costs based on the useful lives of the assets.

    Excess of cost over fair value of net assets acquired (goodwill) is amortized using the straight-line method over a period of 35 years. Goodwill is also reduced upon the recognition of certain acquired net operating loss carryforward benefits.

STATEMENT OF CASH FLOWS

    The Company defines cash equivalents as highly liquid investments with original maturities of three months or less, other than those held for sale in the ordinary course of business.

NOTE 2. CHANGE OF YEAR-END

    During 1994, the Company changed its year-end from December 31 to November
30. Such a change to a non-calendar cycle shifts certain year-end administrative activities to a time period that conflicts less with the business needs of the Company's institutional customers.

    The following is selected financial data for the eleven month transition period ending November 30, 1994 and the comparable prior year period.

                                                                          ELEVEN MONTHS ENDED
                                                                       --------------------------
                                                                       NOVEMBER 30    NOVEMBER 30
                                                                          1994           1993
                                                                       -----------    -----------
                                                                             (IN MILLIONS)

                                                                                      (UNAUDITED)
Total revenues......................................................     $ 7,814        $ 8,412
Interest expense....................................................       5,845          4,213
                                                                       -----------    -----------
Net revenues........................................................       1,969          4,199
Non-interest expenses...............................................       1,968          4,362
                                                                       -----------    -----------
Income (loss) from continuing operations before taxes, cumulative effect of change in accounting principle and preferred dividend of
subsidiary..........................................................           1           (163)
Provision for (benefit from) income taxes...........................         (33)           234
                                                                       -----------    -----------
Income (loss) from continuing operations before cumulative effect of change in accounting principle and preferred dividend of
subsidiary..........................................................          34           (397)
                                                                       -----------    -----------
Income from discontinued operations, net of taxes:
  Income from operations............................................                         24
  Gain on disposal..................................................                        165
                                                                       -----------    -----------
Net income from discontinued operations.............................                        189
                                                                       -----------    -----------
Income (loss) before cumulative effect of change in accounting
  principle and preferred dividend of subsidiary....................          34           (208)
Cumulative effect of change in accounting principle, net of taxes...         (13)
Preferred dividend of subsidiary....................................         (50)           (62)
                                                                       -----------    -----------
Net loss............................................................     $   (29)       $  (270)
                                                                       -----------    -----------

    The selected financial data for 1993 includes the results of operations of Shearson and SLHMC, which were sold on July 31, 1993 and August 31, 1993, respectively. The Company completed the sale of The Boston Company on May 21, 1993. The above selected financial data for 1993 reflects The Boston Company as a discontinued operation. (See Note 18 for definitions and additional information concerning these sales.)

NOTE 3. CASH AND SECURITIES SEGREGATED AND ON DEPOSIT FOR REGULATORY AND OTHER PURPOSES

    In addition to amounts presented in the accompanying Consolidated Statement of Financial Condition as cash and securities segregated and on deposit for regulatory and other purposes, securities with a market value of approximately $320 million and $941 million at November 30, 1995 and 1994, respectively, primarily collateralizing securities purchased under agreements to resell, have been segregated in a special reserve bank account for the exclusive benefit of customers pursuant to the Reserve Formula requirements of the Securities and Exchange Commission ("SEC") Rule 15c3-3.

NOTE 4. SHORT-TERM FINANCINGS

    The Company obtains short-term financing on both a secured and unsecured basis. The secured financing is obtained through the use of repurchase agreements and securities loaned agreements, which are primarily collateralized by government, agency and equity securities. The unsecured financing is generally obtained through short-term debt and the issuance of commercial paper.

    The Company's short-term debt is comprised of the following:

                                                                       NOVEMBER 30    NOVEMBER 30
                                                                          1995           1994
                                                                       -----------    -----------
                                                                             (IN MILLIONS)

Short-term debt
  Payables to banks.................................................     $   566        $ 1,053
  Master notes......................................................         381            999
  Bank loans........................................................          61            220
                                                                       -----------    -----------
                                                                         $ 1,008        $ 2,272
                                                                       -----------    -----------

    The Company's weighted average interest rates were as follows:

                                                                       NOVEMBER 30    NOVEMBER 30
                                                                          1995           1994
                                                                       -----------    -----------
Short-term debt.....................................................       5.7%           5.9%
Securities sold under agreements to repurchase......................       5.7%           5.2%

NOTE 5. LONG-TERM DEBT

                                              U.S. DOLLAR       NON-U.S. DOLLAR
                                           -----------------   -----------------
                                           FIXED    FLOATING   FIXED    FLOATING   NOVEMBER 30   NOVEMBER 30
                                            RATE      RATE      RATE      RATE        1995          1994
                                           ------   --------   ------   --------   -----------   -----------
                                                                     (IN MILLIONS)

Senior Notes
Maturing in Fiscal 1995..................                                                          $   114
Maturing in Fiscal 1996..................  $  212                        $    10     $   222           185
Maturing in Fiscal 1997..................       1                                          1            18
Maturing in Fiscal 1998..................       1                                          1            10
Maturing in Fiscal 1999..................      21                                         21            21
Maturing in Fiscal 2000..................      24                                         24            24
December 1, 2000 and thereafter..........     151                                        151           139
                                           ------   --------   ------   --------   -----------   -----------
  Senior Notes...........................     410                             10         420           511
                                           ------   --------   ------   --------   -----------   -----------
Subordinated Indebtedness
Maturing in Fiscal 1995..................                                                               64
Maturing in Fiscal 1996..................      97        161                             258           260
Maturing in Fiscal 1997..................     741                                        741         1,561
Maturing in Fiscal 1998..................     350        820                           1,170           350
Maturing in Fiscal 1999..................     179                                        179           179
Maturing in Fiscal 2000..................     192                                        192           192
December 1, 2000 and thereafter..........     415        122                             537           279
                                           ------   --------   ------   --------   -----------   -----------
  Subordinated Indebtedness..............   1,974      1,103                           3,077         2,885
                                           ------   --------   ------   --------   -----------   -----------
Long-Term Debt...........................  $2,384    $ 1,103             $    10     $ 3,497       $ 3,396
                                           ------   --------   ------   --------   -----------   -----------

    Of the Company's subordinated debt outstanding as of November 30, 1995, $200 million is repayable prior to maturity at the option of the holder, at par value. These obligations are reflected in the above table as maturing at their put date, of fiscal 1997, rather than at their contractual maturity of fiscal 2003.

    The Company's interest in 3 World Financial Center is financed with U.S. dollar fixed rate senior notes totaling $308 million as of November 30, 1995. These notes are unconditionally guaranteed by American Express with a portion of these notes being collateralized by certain mortgage obligations.

    As of November 30, 1995, the Company had $1.0 billion available for the issuance of debt securities under various shelf registrations.

    Of the fixed rate senior notes maturing in fiscal 1996, $102 million are an obligation of a subsidiary of LBI and are guaranteed by Holdings.

END USER DERIVATIVE ACTIVITIES

    The Company utilizes interest rate swaps as an end user to modify the interest rate characteristics of its long-term debt portfolio. The Company actively manages the interest rate exposure on its long-term debt portfolio to more closely match the terms of its debt to the assets being funded and to minimize interest rate risk. In certain instances, two or more derivative contracts may be utilized by the Company to manage the interest rate nature of an individual long-term debt issuance. In these cases, the notional value of the derivative contracts may exceed the carrying value of the related long-term debt issuance.

    At November 30, 1995, the notional values of the Company's interest rate swaps related to its long-term debt obligations were approximately $2.7 billion. In terms of notional amounts outstanding, these derivative products mature as follows:

                                                                                        TOTAL
                                                                                    -------------
                                                                                    (IN MILLIONS)

Maturing in Fiscal 1996..........................................................      $   198
Maturing in Fiscal 1997..........................................................        1,451
Maturing in Fiscal 1998..........................................................          350
Maturing in Fiscal 1999..........................................................          179
Maturing in Fiscal 2000..........................................................          192
December 1, 2000 and thereafter..................................................          344
                                                                                    -------------
Total............................................................................      $ 2,714
                                                                                    -------------
                                                                                    -------------
Weighted average rate at November 30, 1995
Receive rate.....................................................................         6.68%
Pay rate.........................................................................         6.04%

    During 1995, the Company terminated certain swaps which were utilized to modify the interest rate characteristics of the Company's long-term debt issuances. At November 30, 1995, the Company had deferred gains of approximately $7 million related to such terminated contracts which will be amortized to reduce interest expense through fiscal 1997.

    On an overall basis, the Company's long-term debt related end user derivative activities resulted in reduced interest expense of approximately $29 million, $40 million and $54 million in 1995, 1994 and 1993, respectively. In addition, the Company's end user derivative activities resulted in the following changes to the Company's mix of fixed and floating rate debt and effective weighted average rates of interest.

                                                                      NOVEMBER 30, 1995
                                               ---------------------------------------------------------------
                                                      LONG-TERM DEBT                  WEIGHTED AVERAGE
                                               ----------------------------    -------------------------------
                                                  BEFORE          AFTER                         EFFECTIVE RATE
                                                 END USER        END USER       CONTRACTUAL     AFTER END USER
                                                ACTIVITIES      ACTIVITIES     INTEREST RATE      ACTIVITIES
                                               ------------    ------------    -------------    --------------
                                                                    (DOLLARS IN MILLIONS)

USD Obligations
  Fixed Rate................................      $2,384          $  580            8.60%            7.51%
  Floating Rate.............................       1,103           2,907            7.31%            7.55%
Non-USD Obligations.........................          10              10            0.94%            0.94%
                                               ------------    ------------          ---              ---
Total.......................................      $3,497          $3,497            8.17%            7.52%
                                               ------------    ------------          ---              ---

                                                                      NOVEMBER 30, 1994
                                               ---------------------------------------------------------------
                                                      LONG-TERM DEBT                  WEIGHTED AVERAGE
                                               ----------------------------    -------------------------------
                                                  BEFORE          AFTER                         EFFECTIVE RATE
                                                 END USER        END USER       CONTRACTUAL     AFTER END USER
                                                ACTIVITIES      ACTIVITIES     INTEREST RATE      ACTIVITIES
                                               ------------    ------------    -------------    --------------
                                                                    (DOLLARS IN MILLIONS)
USD Obligations
  Fixed Rate................................      $2,365          $  803            8.78%            8.72%
  Floating Rate.............................       1,014           2,576            6.64%            6.60%
Non-USD Obligations.........................          17              17            2.96%            2.96%
                                               ------------    ------------          ---              ---
Total.......................................      $3,396          $3,396            8.11%            7.08%
                                               ------------    ------------          ---              ---

NOTE 6. HOLDINGS--EQUITY INVESTMENTS AND DISTRIBUTION OF COMMON STOCK

    On May 31, 1994 all of the shares of common stock of Holdings were distributed (the "Distribution") to American Express common shareholders of record on May 20, 1994, as a result of a special dividend declared on April 29, 1994 by the Board of Directors of American Express. Prior to the Distribution, an additional equity investment of approximately $1.25 billion was made in Holdings, most significantly by American Express.

NOTE 7. INCENTIVE PLANS

1994 REPLACEMENT PLAN

    The Lehman Brothers Holdings Inc. 1994 Management Replacement Plan (the "Replacement Plan") allowed the Compensation and Benefits Committee (the "Compensation Committee") to grant stock options and restricted stock awards to eligible employees. The primary purpose of the Replacement Plan was to provide awards similar to the American Express common shares granted to Company employees which were canceled as of the date of the Distribution. No further awards will be granted under this plan.

EMPLOYEE STOCK PURCHASE PLAN

    The Employee Stock Purchase Plan (the "ESPP") allows employees to purchase Common Stock at a 15% discount from market value, with a maximum of $15,000 ($25,000 effective on January 1, 1996) in annual aggregate purchases by any one individual. The number of shares of Common Stock authorized for purchase by eligible employees is 6,000,000. As of November 30, 1995 and 1994,

663,349 shares and 130,827 shares, respectively, of Common Stock were purchased by eligible employees through the ESPP. The shares were purchased in the open market and thus did not increase Holdings' total shares outstanding.

1994 MANAGEMENT OWNERSHIP PLAN

    The Lehman Brothers Holdings Inc. 1994 Management Ownership Plan (the "1994 Plan") provides for the Compensation Committee to grant stock options, stock appreciation rights ("SARs"), restricted stock units ("RSUs"), restricted stock, performance shares and performance stock units ("PSUs") for a period of up to ten years to eligible employees. A total of 16,650,000 shares of Common Stock may be subject to awards under the 1994 Plan, including 150,000 shares available as RSUs which may be issued to non-employee Directors. In addition, the 1994 Plan provides that non-employee Directors of Holdings will receive on an annual basis RSUs representing $30,000 of Common Stock, which vest ratably over a three-year period. Vesting provisions for stock options and SARs are at the discretion of the Compensation Committee, but in no case may the term of the award exceed ten years. No individual may receive options or SARs over the life of the 1994 Plan, attributable to more than 1,650,000 shares of Common Stock. Stock options may be awarded as either incentive stock options or non-qualified stock options. The exercise price for any stock option shall not be less than the market price of Common Stock on the day of grant.

    Under the 1994 Plan, eligible employees received RSUs in 1995 and 1994 as a portion of their total compensation in lieu of cash. There was no further cost to employees and senior officers associated with the RSU awards. In addition, the Compensation Committee may, from time to time, award RSUs to certain senior officers of Holdings and its subsidiaries (the "Firm"). The Firm records compensation expense for RSUs based on the market value of Common Stock and the applicable vesting provisions. All of the RSUs awarded to employees vest 80% one year from the date of the grant with the remaining 20% vesting five years from the date of grant. Each RSU outstanding on the respective dates for which 100% vesting occurs will be exchanged for a share of Common Stock. Holdings pays a dividend equivalent on each RSU outstanding based on dividends paid on the Common Stock.

    On October 25, 1995, Holdings granted 1,125,000 options to members of the Corporate Management Committee ("CMC") at the market price of the Common Stock on that date ($20.875) (the "1995 Options"). The 1995 Options become exercisable in four and one half years; exercisability is accelerated ratably in one-third increments at such time as the closing price of Holdings' Common Stock meets, or exceeds, $26.00, $28.00 and $30.00 for 30 consecutive trading days. If a minimum target price is not reached and maintained for the specified period on or before April 24, 2000, the award recipients may then exercise all of their options beginning April 25, 2000. Other than the 1995 Options, all options awarded under the 1994 Plan become exercisable in one-third increments ratably in the three years following grant date. No compensation expense has been recognized for Holdings' stock options as all have been issued at the market price of the Common Stock on the date of the respective grant.

    The Compensation Committee also awarded PSUs to members of the CMC during 1995 as part of a three-year long term incentive award. The number of PSUs which may be earned, if any, is dependent upon achievement of certain performance levels within a two-year period. At the end of the performance period, any PSUs earned will convert one-for-one to RSUs which then vest at the end of the third year. The compensation cost for the estimated number of RSUs that may eventually become payable in satisfaction of PSUs is accrued over the three-year performance and vesting period and added to common stock issuable.

EMPLOYEE INCENTIVE PLAN

    During 1995, the Board of Directors of Holdings adopted the Employee Incentive Plan ("EIP"), which has provisions similar to the 1994 Plan, and under which up to 5 million shares may be awarded to eligible employees. During 1995, approximately 2 million RSUs were awarded to new hires as part of the Company's recruitment efforts. In addition, Holdings granted PSUs and 1.4 million options to certain senior officers which have provisions similar to the PSUs and 1995 Options granted under the 1994 Plan. Holdings will fund these awards over time with purchases of Common Stock in the open market and thus will not increase total shares outstanding.

    The following is a summary of stock awards issued and outstanding under Holdings' stock based compensation plans:

RESTRICTED STOCK

                                                                                   REPLACEMENT
                                                                                      PLAN
                                                                                   -----------
Balance, January 1, 1994
  Granted in connection with the spin-off.......................................     115,283
  Exchanged for stock without restrictions......................................     (47,179)
  Canceled......................................................................      (6,026)
                                                                                   -----------
Balance, November 30, 1994......................................................      62,078
                                                                                   -----------
  Exchanged for stock without restrictions......................................      (5,690)
  Canceled......................................................................     (11,560)
                                                                                   -----------
Balance, November 30, 1995......................................................      44,828
                                                                                   -----------

RESTRICTED STOCK UNITS

                                                           1994 PLAN        EIP         TOTAL
                                                           ----------    ---------    ----------
Balance, January 1, 1994
  Granted...............................................    5,279,321                  5,279,321
  Canceled..............................................     (674,216)                  (674,216)
                                                           ----------    ---------    ----------
Balance, November 30, 1994..............................    4,605,105                  4,605,105
                                                           ----------    ---------    ----------
  Granted...............................................    8,021,784    2,039,220    10,061,004
  Canceled..............................................     (586,092)                  (586,092)
                                                           ----------    ---------    ----------
Balance, November 30, 1995..............................   12,040,797    2,039,220    14,080,017
                                                           ----------    ---------    ----------

    Of the RSUs issued and outstanding at November 30, 1995, approximately 4.2 million RSUs vested on July 1, 1995, approximately 5.6 million RSUs will vest on July 1, 1996, and the remaining will vest July 1, 1997 to July 1, 2000.

STOCK OPTIONS

                                        REPLACEMENT                              EXERCISE     EXPIRATION
                           1994 PLAN       PLAN           EIP         TOTAL       PRICE         DATES
                           ---------    -----------    ---------    ---------    --------     ----------
Balance, January 1, 1994
  Granted...............   1,960,720     1,849,769                  3,810,489    $ 18.00       2/95-5/04
  Canceled..............                   (60,000)                   (60,000)   $ 18.00
                           ---------    -----------    ---------    ---------    --------     ----------
Balance, November 30,
1994....................   1,960,720     1,789,769                  3,750,489    $ 18.00       2/95-5/04
                           ---------    -----------    ---------    ---------    --------     ----------
  Granted...............   1,125,000                   1,400,000    2,525,000    $ 20.875          10/00
  Exercised.............                   (68,996)                   (68,996)   $ 18.00
  Canceled..............      (7,040)     (291,588)                  (298,628)   $ 18.00
                           ---------    -----------    ---------    ---------    --------     ----------
Balance, November 30,
1995....................   3,078,680     1,429,185     1,400,000    5,907,865    $ 18.00 -
                                                                                 $ 20.875      5/96-5/04
                           ---------    -----------    ---------    ---------    --------     ----------

    At November 30, 1995, approximately 2.1 million options are currently exercisable at a price of $18.00.

    As of December 31, 1995, the Compensation Committee awarded RSUs to members of the CMC under the 1994 Plan based on performance goals satisfied for the period from January 1, 1995 through December 31, 1995. An annual RSU award also was made to employees in the Company's high-net-worth sales force. Approximately 500,000 RSUs, not included in the preceding RSU summary, were added to common stock issuable at November 30, 1995 for these awards.

NOTE 8. CAPITAL REQUIREMENTS

    As a registered broker-dealer, LBI is subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At November 30, 1995, LBI's regulatory net capital, as defined, of $1,402 million exceeded the minimum requirement by $1,301 million. On August 31, 1995, Lehman Government Securities Inc., a wholly owned subsidiary of LBI and a registered broker-dealer, was merged into LBI.

    Repayment of subordinated indebtedness and certain advances and dividend payments by LBI are restricted by the regulations of the SEC and other regulatory agencies. In addition, certain instruments governing the indebtedness of LBI contractually limit its ability to pay dividends. At November 30, 1995, $1,414 million of net assets of the Company were restricted as to the payment of dividends.

NOTE 9. CHANGES IN ACCOUNTING PRINCIPLES

ACCOUNTING FOR POSTEMPLOYMENT BENEFITS

    Effective January 1, 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." SFAS No. 112 requires the accrual of obligations associated with services rendered to date for employee benefits accumulated or vested for which payment is probable and can be reasonably estimated. These benefits principally include the continuation of salary, health care and life insurance costs for employees on service disability leaves. The Company previously expensed the cost of these benefits as they were incurred.

    The cumulative effect of adopting SFAS No. 112 reduced net income for the first quarter of 1994 by $13 million aftertax ($23 million pretax). The effect of this accounting change on the 1994 results of operations was not material, excluding the cumulative effect.

OFFSETTING OF CERTAIN RECEIVABLES AND PAYABLES

    During the first quarter of 1994, the Company adopted the Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts" ("FIN No. 39"). FIN No. 39 restricts the historical industry practice of offsetting certain receivables and payables. In January 1995, the Financial Accounting Standards Board issued Interpretation No. 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements" ("FIN No. 41"). FIN No. 41 is a modification to FIN No. 39 to permit certain limited exceptions to the criteria established under FIN No. 39 for offsetting certain repurchase and reverse repurchase agreements with the same counterparty. The Company has adopted this modification, effective January 1995, which partially mitigates the increase in the Company's gross assets and liabilities resulting from the implementation of FIN No. 39.

NOTE 10. PENSION PLANS

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

    Total (income) expense related to pension benefits for 1995, 1994 and 1993 consisted of the following components:

                                                        TWELVE MONTHS    ELEVEN MONTHS    TWELVE MONTHS
                                                            ENDED            ENDED            ENDED
                                                         NOVEMBER 30      NOVEMBER 30      DECEMBER 31
                                                            1995             1994             1993
                                                        -------------    -------------    -------------
                                                                         (IN MILLIONS)

Service cost--benefits earned during the period......       $   5            $   8            $  24
Interest cost on projected benefit obligation........          26               23               36
Actual return on plan assets.........................         (72)               2              (59)
Net amortization and deferral........................          37              (30)              15
                                                            -----            -----            -----
Total (income) expense...............................       $  (4)           $   3            $  16
                                                            -----            -----            -----

    Plan assets within the trusts consist principally of equities and bonds. The actual returns on plan assets for 1995 and 1993 reflect a favorable market environment in those years. In addition, Company contributions increased assets under investment in 1995. Adverse market conditions in 1994 were the principal reason for the lower return earned in that year.

    The following table sets forth the funded status of Holdings' domestic defined benefit plans:

                                                      NOVEMBER 30    NOVEMBER 30
                                                         1995           1994
                                                      -----------    -----------
                                                            (IN MILLIONS)

Actuarial present value of benefit obligations
  Vested benefit obligation........................      $(375)         $(289)
                                                      -----------    -----------
  Accumulated benefit obligation...................      $(378)         $(296)
                                                      -----------    -----------
Projected benefit obligation.......................      $(387)         $(312)
Plan assets at fair value..........................        481            380
                                                      -----------    -----------
Plan assets in excess of projected benefit
obligation.........................................         94             68
Unrecognized net loss..............................         95             74
Unrecognized prior service cost....................         (4)            (4)
Unrecognized net asset.............................         (2)            (3)
                                                      -----------    -----------
Prepaid pension asset recognized in Holdings'
Consolidated Statement of Financial Condition......      $ 183          $ 135
                                                      -----------    -----------

    The weighted average assumed discount rate used in determining the actuarial present value of the projected benefit obligation for the plans was 7.25% and 8.5% in 1995 and 1994, respectively. The weighted average rate of increase in future compensation levels used was 5.0% and 5.5% in 1995 and 1994, respectively. The weighted average expected long-term rate of return on assets was 9.75% in 1995, 1994 and 1993.

    During 1993, the Company incurred a settlement and curtailment with respect to its domestic pension plan in relation to the Primerica Transaction. The net gain of approximately $26 million pretax was included in the loss on the sale of Shearson. (See Note 18 for definitions and additional information concerning this sale.)

NOTE 11. POSTRETIREMENT BENEFITS

    The Company participates in several defined benefit health care plans sponsored by Holdings that provide health care, life insurance and other postretirement benefits to substantially all eligible retired employees. The health care plans include participant contributions, deductibles, co-insurance provisions and service-related eligibility requirements. The Company funds the cost of these benefits as they are incurred.

    Net periodic postretirement benefits cost for 1995, 1994, and 1993 consisted of the following components:

                                                        TWELVE MONTHS    ELEVEN MONTHS    TWELVE MONTHS
                                                            ENDED            ENDED            ENDED
                                                         NOVEMBER 30      NOVEMBER 30      DECEMBER 31
                                                            1995             1994             1993
                                                        -------------    -------------    -------------
                                                                         (IN MILLIONS)

Service cost.........................................        $ 1              $ 1              $ 2
Interest cost........................................          4                5                8
Amortization of unrecognized prior service cost......         (1)              (1)
                                                             ---              ---              ---
Net periodic postretirement benefits cost............        $ 4              $ 5              $10
                                                             ---              ---              ---

    During 1993, the Company incurred a curtailment with respect to its postretirement plan, in relation to the Primerica Transaction. The net gain of approximately $56 million pretax was included in the loss on the sale of Shearson. (See Note 18 for definitions and additional information concerning this sale.)

    The following table sets forth the amount recognized in the Consolidated Statement of Financial Condition for the Company's postretirement benefit obligation (other than pension plans):

                                                                       NOVEMBER 30    NOVEMBER 30
                                                                          1995           1994
                                                                       -----------    -----------
                                                                             (IN MILLIONS)

Accumulated postretirement benefit obligation
  Retirees..........................................................       $42            $45
  Fully eligible active plan participants...........................         4              5
  Other active plan participants....................................         6              6
                                                                           ---            ---
                                                                            52             56
                                                                           ---            ---
Unrecognized net gain...............................................        17             12
Unrecognized prior service cost.....................................         8              9
                                                                           ---            ---
Accrued postretirement benefits cost................................       $77            $77
                                                                           ---            ---

    The discount rate used in determining the accumulated postretirement benefit obligation was 7.25% and 8.5% in 1995 and 1994, respectively.

    The annual assumed health care cost trend rate is 11% for the year ended November 30, 1996 and is assumed to decrease at the rate of 1% per year to 6% in the year ended November 30, 2001 and remain at that level thereafter. An increase in the assumed health care cost trend rate by one percentage point in each period would increase the accumulated postretirement benefit obligation as of November 30, 1995 by approximately $1 million.

NOTE 12. INCOME TAXES

    For tax filings subsequent to the spin-off from American Express, commencing with the period June 1, 1994 to December 31, 1994, the Company will file a consolidated U.S. federal income tax return with Holdings reflecting the income of Holdings and its subsidiaries. For the period prior to the spin-off, the income of Holdings was included in the American Express consolidated U.S. federal income tax return, as it had been since August of 1990. The income tax provision for the Company is computed in accordance with the income tax allocation agreement among Holdings and its subsidiaries.

    With respect to the period in which the Company was included in the American Express consolidated U.S. federal income tax return, intercompany taxes are remitted to, or from, American Express when they are otherwise due to or from the relevant taxing authority. The balances due to Holdings at November 30, 1995 and November 30, 1994 were $9 million and $226 million, respectively.

    The provision for (benefit from) income taxes from continuing operations consists of the following:

                                                          TWELVE MONTHS   ELEVEN MONTHS   TWELVE MONTHS
                                                              ENDED           ENDED           ENDED
                                                           NOVEMBER 30     NOVEMBER 30     DECEMBER 31
                                                              1995            1994            1993
                                                          -------------   -------------   -------------
                                                                          (IN MILLIONS)

Current
  Federal...............................................       $15            $  (1)          $ 218
  State.................................................       (15)             (21)            115
  Foreign...............................................         4                2               7
                                                               ---              ---           -----
                                                                 4              (20)            340
                                                               ---              ---           -----
Deferred
  Federal...............................................       (11)             (16)            (75)
  State.................................................        16                3             (31)
                                                               ---              ---           -----
                                                               $ 9            $ (33)          $ 234
                                                               ---              ---           -----

    During the third quarter of 1993, the statutory U.S. federal income tax rate was increased to 35% from 34%, effective January 1, 1993. The Company's 1993 tax provision includes a one-time benefit of approximately $8 million from the impact of the rate change on the Company's net deferred tax assets as of January 1, 1993.

    Income from continuing operations before taxes included $24 million, $79 million and $41 million that is subject to income taxes of foreign jurisdictions for 1995, 1994 and 1993, respectively.

    The income tax provision (benefit) differs from that computed by using the statutory federal income tax rate for the reasons shown below:

                                                          TWELVE MONTHS   ELEVEN MONTHS   TWELVE MONTHS
                                                              ENDED           ENDED           ENDED
                                                           NOVEMBER 30     NOVEMBER 30     DECEMBER 31
                                                              1995            1994            1993
                                                          -------------   -------------   -------------
                                                                          (IN MILLIONS)

Federal income taxes at statutory rate..................      $  27           $   1           $ (51)
State and local taxes...................................          1             (12)             54
Tax-exempt interest and dividends.......................        (17)            (21)            (24)
Goodwill reduction related to the sale of Shearson......                                        263
Amortization of goodwill................................          2               3               9
U.S. federal rate change................................                                         (8)
Other...................................................         (4)             (4)             (9)
                                                                ---             ---           -----
                                                              $   9           $ (33)          $ 234
                                                                ---             ---           -----

    Deferred income tax assets and liabilities result from the recognition of temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in differences between income for tax purposes and income for consolidated financial statement purposes in future years.

    At November 30, 1995 and 1994, the Company's net deferred tax assets from continuing operations consisted of the following:

                                                      NOVEMBER 30    NOVEMBER 30
                                                         1995           1994
                                                      -----------    -----------
                                                            (IN MILLIONS)

Deferred tax assets................................       $67           $ 115
Less: Valuation allowance..........................        26              97
                                                          ---           -----
Deferred tax assets net of valuation allowance.....        41              18
Deferred tax liabilities...........................        (2)             (4)
                                                          ---           -----
  Net deferred tax assets from continuing
operations.........................................       $39           $  14
                                                          ---           -----

    The net deferred tax assets increased by $25 million to $39 million at November 30, 1995. The net increase is primarily attributable to the reversal of certain temporary differences. At November 30, 1995 and 1994 the deferred tax assets and liabilities consist primarily of reserves not yet deducted for tax purposes of $30 million and $99 million, respectively, and unrealized gains related to trading and investment activities of $33 million and $11 million, respectively. In addition, in accordance with the tax sharing agreement with Holdings, the Company was reimbursed for $238 million and $345 million of net deferred tax assets as of November 30, 1995 and November 30, 1994, respectively.

    The net deferred tax assets are included in deferred expenses and other assets in the accompanying Consolidated Statement of Financial Condition. At November 30, 1995, the valuation allowance recorded against deferred tax assets from continuing operations was $26 million as compared to $97 million at November 30, 1994, of which approximately $2 million and $59 million, respectively, will reduce goodwill if future circumstances permit recognition. The decrease in the valuation allowance primarily relates to the write-off of certain net operating losses ("NOLs") that no longer meet the asset recognition criteria under SFAS 109. The decrease had no impact on the Company's profit and loss since it was associated with a corresponding decrease in gross assets.

    For tax return purposes, the Company has approximately $25 million of NOL carryforwards, substantially all of which are attributable to the 1988 acquisition of E.F. Hutton Group Inc. (now known as LB I Group Inc.) Substantially, all of the NOLs are scheduled to expire in the years 1999 through 2009.

NOTE 13. DERIVATIVE FINANCIAL INSTRUMENTS

    Derivatives are financial instruments whose value is based upon an underlying asset (e.g., treasury bond), index (e.g., S&P 500) or reference rate (e.g., LIBOR). Over-the-counter ("OTC") derivative products are privately negotiated contractual agreements that can be tailored to meet individual client needs and include forwards, swaps and certain options including caps, collars and floors. Exchange-traded derivative products are standardized contracts transacted through regulated exchanges and include futures and certain option contracts listed on an exchange.

    In the normal course of business, the Company enters into derivative transactions both in a trading capacity and as an end user. Acting in a trading capacity, the Company enters into derivative transactions to satisfy the needs of its clients and to manage the Company's own exposure to market and credit risks resulting from its trading activities in cash instruments (collectively, "Trading-Related Derivative Activities"). As an end user, the Company primarily enters into interest rate swap and option contracts to adjust the interest rate nature of its funding sources from fixed to floating rates and vice versa, and to change the index upon which floating interest rates are based (i.e., Prime to LIBOR) (collectively, "End User Derivative Activities").

    There is an extensive volume of derivative products available in the marketplace which can vary from a simple forward foreign exchange contract to a complex derivative instrument with multiple risk characteristics involving the aggregation of the risk characteristics of a number of derivative product types including swap products, options, futures and forwards. Listed below are examples of various derivative products types along with a brief discussion of the performance mechanics of certain specific derivative instruments.

SWAP PRODUCTS

    Interest rate swap products include interest rate and currency swaps, leveraged swaps, swap options, and other interest rate option products including caps, collars, and floors. An interest rate swap is a negotiated OTC contract in which two parties agree to exchange periodic interest payments for a defined period, calculated based upon a predetermined notional amount. Interest payments are usually exchanged on a net basis throughout the duration of the swap contract. A currency swap is an OTC agreement to exchange a fixed amount of one currency for a specified amount of a second currency at the outset and completion of the swap term. Leveraged swaps involve the multiplication of the interest rate factor upon which the interest payment streams are based (i.e., Party A pays 3 times six month LIBOR). Caps are contractual commitments that require the writer to pay the purchaser the amount by which an interest reference rate exceeds a defined contractual rate, if any, at specified times during the contract. Conversely, a floor is a contractual commitment that requires the writer to pay the amount by which a defined contractual rate exceeds an interest reference rate at specified times over the life of the contract, if any.

    Equity swaps are contractual agreements whereby one party agrees to receive the appreciation (or depreciation) value over a strike price on an equity investment in return for paying another rate, which is usually based upon equity index movements or interest rates. Commodity swaps are contractual commitments to exchange the fixed price of a commodity for a floating price (which is usually the prevailing spot price) throughout the swap term.

OPTIONS

    Option contracts provide the option purchaser (holder) with the right but not the obligation to buy or sell a financial instrument, commodity or currency at a predetermined exercise price (strike price) during a defined period (American Option) or at a specified date (European Option). The option purchaser pays a premium to the option seller (writer) for the right to exercise the option. The option seller is obligated to buy (call) or sell (put) the item underlying the contract at a set price, if the option purchaser chooses to exercise. Option contracts also exist for various indices and are similar to options on a security or other instrument except that, rather than settling physical with delivery of the underlying instrument, they are cash settled. As a purchaser of an option contract, the Company is subject to credit risk but is not subject to market risk, since the counterparty is obligated to make payments under the terms of the option contract if the Company exercises the option. As the writer of an option contract, the Company is not subject to credit risk but is subject to market risk, since the Company is obligated to make payments under the terms of the option contract if exercised.

    Option contracts may be exchange-traded or OTC. Exchange-traded options are the obligations of the exchange and generally have standardized terms and performance mechanics. In contrast, all of the terms of an OTC option including the method of settlement, term, strike price, premium, and security are determined by negotiation of the parties.

FUTURES AND FORWARDS

    Futures contracts are exchange-traded contractual commitments to either receive (purchase) or deliver (sell) a standard amount or value of a financial instrument or commodity at a specified future date and price. Maintaining a futures contract requires the Company to deposit with the exchange, as security for its obligation (original margin), an amount of cash or other specified asset. Additionally, futures exchanges generally require the daily cash settlement of unrealized gains/losses on open contracts with the futures exchange. Therefore, futures contracts provide a reduced funding alternative to purchasing the underlying cash position in the marketplace. Futures contracts may be settled by physical delivery of the underlying asset or cash settlement (for index futures) on the settlement date or by entering into an offsetting futures contract with the futures exchange prior to the settlement date.

    Forwards are OTC contractual commitments to purchase or sell a specified amount of a financial instrument, foreign currency or commodity at a future date at a predetermined price. TBA's are forward contracts which give the purchaser/seller an obligation to obtain/deliver mortgage securities in the future. Therefore, TBA's subject the holder to both interest rate risk and principal prepayment risk.

TRADING-RELATED DERIVATIVE ACTIVITIES

    Derivatives are subject to various risks similar to other financial instruments including market, credit and operational risk. In addition, the Company may also be exposed to legal risks related to its derivative activities including the possibility that a transaction may be unenforceable under applicable law. The risks of derivatives should not be viewed in isolation, but rather should be considered on an aggregate basis along with the Company's other trading-related activities. The Company manages the risks associated with derivatives on an aggregate basis along with the risks associated with its proprietary trading and market-making activities in cash instruments as part of its firmwide risk management policies.

    Derivatives are generally based upon notional values. Notional values are not recorded on-balance-sheet, but rather are utilized solely as a basis for determining future cash flows to be exchanged. Therefore, notional amounts provide a measure of the Company's involvement with such instruments, but are not indicative of potential risk.

    The following table reflects the notional/contract value of the Company's Trading-Related Derivative Activities.

TRADING-RELATED DERIVATIVE FINANCIAL INSTRUMENTS

                                                        NOTIONAL/CONTRACT VALUE
                                                       --------------------------     1995 WEIGHTED
                                                       NOVEMBER 30    NOVEMBER 30    AVERAGE MATURITY
                                                          1995           1994            IN YEARS
                                                       -----------    -----------    ----------------
                                                                 (IN MILLIONS)

OVER-THE-COUNTER:
  Swap products.....................................   $   552,877    $   431,607          3.87
  Options purchased.................................         5,092          6,031          0.16
  Options written...................................         6,900          2,089          0.16
  Forwards..........................................       371,383        301,115          0.20
                                                       -----------    -----------           ---
                                                           936,252        740,842          2.36
                                                       -----------    -----------           ---
EXCHANGE-TRADED:
  Futures...........................................       156,529        245,706          0.74
  Options purchased.................................        25,392         17,248          0.17
  Options written...................................        20,558         23,969          0.56
                                                       -----------    -----------           ---
                                                           202,479        286,923          0.65
                                                       -----------    -----------           ---
                                                       $ 1,138,731    $ 1,027,765          2.06
                                                       -----------    -----------           ---

    Approximately $326 billion and $269 billion of these contracts relate to foreign exchange transactions at November 30, 1995 and 1994, respectively. Approximately $636 billion of the notional/contract value of the Company's Trading-Related Derivative Activities mature within the year ended November 30, 1996, of which approximately 43% have maturities of less than one month.

    The Company records its Trading-Related Derivative Activities on a mark-to-market basis with realized and unrealized gains (losses) recognized currently in principal transactions. The Company currently records unrealized gains and losses on derivative contracts on a net basis in the Consolidated Statement of Financial Condition for those transactions with counterparties executed under a legally enforceable master netting agreement. While the Company may utilize derivative products in all its businesses, the Company views its derivative product revenues as the revenues earned from the Company's fixed income derivative product business, foreign exchange derivatives and metals. Principal transactions revenues related to the fixed income derivative product business were $219 million for 1995, $354 million for 1994 and $230 million for 1993. Principal transactions revenues related to foreign exchange derivatives and metals were $42 million for 1995, $54 million for 1994 and $88 million for 1993.

    Listed in the following table is the fair value of the Company's Trading-Related Derivative Activities as of November 30, 1995 and 1994 as well as the average fair value of these instruments. Average fair values of these instruments were calculated based upon month-end statement of financial condition values,which the Company believes does not vary significantly from the average fair value calculated on a more frequent basis. Variances between average fair values and period-end values are due to changes in the volume of activities in these instruments and changes in the valuation of these instruments due to changes in market and credit conditions.

FAIR VALUE OF TRADING-RELATED DERIVATIVE FINANCIAL INSTRUMENTS

                                                           FAIR VALUE                                AVERAGE FAIR VALUES
                                           -------------------------------------------   -------------------------------------------
                                            NOVEMBER 30, 1995      NOVEMBER 30, 1994      TWELVE MONTHS 1995     ELEVEN MONTHS 1994
                                           --------------------   --------------------   --------------------   --------------------
                                           ASSETS   LIABILITIES   ASSETS   LIABILITIES   ASSETS   LIABILITIES   ASSETS   LIABILITIES
                                           ------   -----------   ------   -----------   ------   -----------   ------   -----------
                                                                                (IN MILLIONS)

Swap products............................  $2,672     $ 2,247     $3,739     $ 2,072     $2,692     $ 2,060     $2,981     $ 1,596
Options purchased........................     116                     79                    110                     89
Options written..........................                  83                     75                     86                     54
Forwards.................................   1,005       1,271        925         817      1,287       1,329        864         886
Futures(1)...............................      41          64         14          11         39          44          9          15
Commodities..............................      39          51        289           2         67          60        289           2
                                           ------       -----     ------       -----     ------       -----     ------       -----
                                           $3,873     $ 3,716     $5,046     $ 2,977     $4,195     $ 3,579     $4,232     $ 2,553
                                           ------       -----     ------       -----     ------       -----     ------       -----

------------

(1) Fair values of futures contracts represent the unsettled net receivable or payable amount due to/from various future exchanges on open futures contracts.

    Assets included in the table above represent the Company's unrealized gains, net of unrealized losses for situations in which the Company has a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties. Therefore, the fair value of assets related to derivative contracts at November 30, 1995 represents the Company's net receivable for derivative financial instruments before consideration of collateral. Included within this amount was $3,794 million and $79 million, respectively, related to OTC and exchange-traded contracts.

    The primary difference in risks related to OTC and exchange-traded contracts is credit risk. OTC contracts contain credit risk for unrealized gains from various counterparties, net of collateral. Exchange-traded contracts are transacted directly on the respective exchanges. The exchange clearing house requires its counterparties to post margin upon the origination of the contract and for any changes in the market value of the contract on a daily basis (certain foreign exchanges extend settlement to three days).

    With respect to OTC instruments, the Company views its net credit exposure to be $3,030 million at November 30, 1995, representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of collateral of $764 million.

    Counterparties to the Company's OTC derivative products are primarily financial intermediaries (U.S. and foreign banks), securities firms, corporations, governments and their agencies, finance companies, insurance companies, investment companies, pension funds and consumers and producers of metals products. Collateral held related to OTC contracts generally includes cash and U.S. government and federal agency securities. Presented below is an analysis of the Company's net credit exposure for OTC contracts based upon internal designations of counterparty credit quality.

                                             1995
COUNTERPARTY        S&P/MOODY'S           NET CREDIT
 RISK RATING         EQUIVALENT            EXPOSURE
-------------  ----------------------     ----------
      1        AAA/Aaa                        22%
      2        AA-/Aa3 or higher              25%
      3        A-/A3 or higher                40%
      4        BBB-/Baa3 or higher             9%
      5        BB-/Ba3 or higher               3%
      6        B+/B1 or lower                  1%

    These designations are based on actual ratings made by external rating agencies or by equivalent ratings established and utilized by the Company's Corporate Credit Department.

    With respect to exchange-traded derivative instruments, the fair value of assets reflects the unsettled variation margin due from futures exchanges as well as the fair value of exchange-listed purchased options. Foreign futures exchanges, consistent with their domestic counterparts, require cash or other securities to be deposited with the exchange as collateral for open contracts.

END USER DERIVATIVE ACTIVITIES

    The Company utilizes interest rate swaps as an end user to modify the interest rate characteristics of its long-term debt portfolio. The Company actively manages the interest rate exposure on its long-term debt portfolio to more closely match the terms of its debt portfolio to the assets being funded and to minimize interest rate risk. At November 30, 1995 and November 30, 1994 the notional value of the Company's interest rate swaps related to its long-term debt obligations were approximately $2.7 billion and $3.8 billion, respectively. (For a further discussion of the Company's long-term debt related end user activities see Note 5.)

    The Company also enters into interest rate swap agreements as an end user to modify its interest rate exposure associated with its secured financing activities, including securities purchased under agreements to resell, securities borrowed, securities sold under agreements to repurchase and securities loaned. At November 30, 1995 and 1994, the Company had $87 billion and $83 billion, respectively, of such secured financing activities. As with the Company's long-term debt, its secured financing activities expose the Company to interest rate risk. The Company, as an end user, manages the interest rate risk related to these activities by entering into derivative financial instruments, including interest rate swaps and purchased options. The Company designates certain specific derivative transactions against specific assets and liabilities with matching maturities. In addition, the Company manages the interest rate risk of anticipated secured financing transactions with derivative products. These derivative products are designated against the existing secured financing transactions for their applicable maturity. The remaining term of these transactions are designated against the anticipated secured financing transactions which will replace the existing secured financing transactions at their maturity. The Company continuously monitors the level of secured financing transactions to ensure that there is a high degree of certainty that the Company will enter into the anticipated secured financing transactions at a level in excess of the designated derivative product transactions. At November 30, 1995 and November 30, 1994, the Company, as an end user, utilized derivative financial instruments with an aggregate notional amount of $21.5 billion and $32.3 billion, respectively, to modify the interest rate characteristics of its secured financing activities. The total notional value of these agreements had a weighted average maturity of 1.1 years and 1.2 years as of November 30, 1995 and November 30, 1994, respectively.

    During 1995, the Company terminated certain swaps designated as hedges of the Company's secured financing activities. At November 30, 1995, a loss of approximately $16 million from these terminated contracts was deferred and will be amortized to interest expense in 1996. On an overall basis, the Company's secured financing end user activities increased net interest income by approximately $39 million and $6 million for 1995 and 1994, respectively.

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" requires the disclosure of the fair value of on- and off-balance sheet financial instruments, both assets and liabilities, for which it is practicable to estimate fair value. Fair value is the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The fair values of financial instruments are estimates based upon market conditions and perceived risks as of the statement of financial condition date and require varying degrees of management judgment. Quoted market prices, when available, are used as the measure of fair value. In cases where quoted market prices are not available, fair values are based on quotations of similarly traded instruments and pricing models. Pricing models which consider time value, volatility factors, the current market and contractual prices of the underlying financial instrument are used to value derivatives and other contractual agreements. The disclosure requirements of SFAS No. 107 exclude certain financial instruments such as employee benefit obligations and all non-financial instruments such as fixed assets and goodwill.

    All of the Company's financial instruments are carried at fair value or contractual values which approximate fair value, with the exception of long-term debt, certain secured financing activities and the related financial instruments utilized by the Company as an end user to manage the interest rate risk of these portfolios. Assets and liabilities which are carried at fair value include securities and other financial instruments owned and securities and other financial instruments sold but not yet purchased. Assets and liabilities, which are recorded at contractual amounts that approximate market or fair value, include cash and cash equivalents, cash and securities segregated and on deposit for regulatory and other purposes, receivables, certain other assets and deferred expenses, commercial paper and short-term debt, and payables.

    The Company's long-term debt is recorded at contractual or historical amounts that do not necessarily approximate market or fair value. For fair value purposes, the carrying value of variable rate long-term debt that reprices within one year and fixed rate long-term debt which matures in less than six months is considered to approximate fair value. For the remaining long-term debt portfolio, fair value is estimated using either quoted market prices or discounted cash flow analyses based on the Company's current borrowing rates for similar types of borrowing arrangements. The Company utilizes derivative financial instruments as an end user to convert the interest rate basis for its long-term debt from fixed or floating to another basis. The unrecognized net gains/(losses) related to these end user activities reflect the estimated amounts the Company would receive/pay if the agreements were terminated based on market rates at November 30, 1995 and 1994, respectively. The following is a summary of the fair value of the Company's long-term debt and related end user activities:

                                                                                NOVEMBER 30
                                                                              ----------------
                                                                               1995      1994
                                                                              ------    ------
                                                                               (IN MILLIONS)

Carrying value of long-term debt...........................................   $3,497    $3,396
Fair value of long-term debt...............................................    3,647     3,393
                                                                              ------    ------
Unrecognized net gain (loss) on long-term debt.............................   $ (150)   $    3
                                                                              ------    ------
Unrecognized net gain (loss) on long-term debt end user activities.........   $   56    $  (24)
                                                                              ------    ------

    The Company carries its secured financing activities, including securities purchased under agreements to resell, securities borrowed, securities sold under agreements to repurchase and securities loaned, at their original contract amount plus accrued interest, which for the majority of such financing activities is an approximation of fair value. At November 30, 1995 and 1994, the Company had $87 billion and $83 billion, respectively, of such secured financing activities. As with the Company's long-term debt, its secured financing activities expose the Company to interest rate risk.

    At November 30, 1995 and 1994, the Company, as an end user, utilized derivative financial instruments with an aggregate notional amount of $21.5 billion and $32.3 billion, respectively, to modify the interest rate characteristics of its secured financing activities. The unrecognized net losses related to these derivative financial instruments of $36 million and $110 million at November 30, 1995 and 1994, respectively, were offset by unrecognized net gains arising from the Company's secured financing activities.

NOTE 15. OTHER COMMITMENTS AND CONTINGENCIES

    As of November 30, 1995 and 1994, the Company was contingently liable for $721 million and $675 million, respectively, of letters of credit, primarily used to provide collateral for securities and commodities borrowed and to satisfy margin deposits at option and commodity exchanges, and other guarantees.

    The Company has commitments under certain secured lending arrangements of approximately $1.6 billion at November 30, 1995. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness.

    As of November 30, 1995 and 1994, the Company had pledged or otherwise transferred securities, primarily fixed income, having a market value of $23.2 billion and $15.2 billion, respectively, as collateral for securities borrowed or otherwise received having a market value of $23.1 billion and $15.1 billion, respectively.

    Securities and other financial instruments sold but not yet purchased represent obligations of the Company to purchase the securities at prevailing market prices. Therefore, the future satisfaction of such obligations may be for an amount greater or less than the amount recorded. The ultimate gain or loss is dependent upon the price at which the underlying financial instrument is purchased to settle its obligation under the sale commitment.

    In addition, the Company's customer activities may expose it to off-balance-sheet credit and market risk. These risks may arise in the normal course of business as a result of executing, financing and settling various customer security and commodity transactions. Off-balance-sheet risk arises from the potential that customers or counterparties fail to satisfy their obligations and that the collateral obtained is insufficient. In such instances, the Company may be required to purchase or sell financial instruments at unfavorable market prices. The Company seeks to control these risks by obtaining margin balances and other collateral in accordance with regulatory and internal guidelines.

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

CONCENTRATIONS OF CREDIT RISK

    As a major international securities firm, the Company is actively involved in securities underwriting, brokerage, distribution and trading. These and other related services are provided on a worldwide basis to a large and diversified group of clients and customers, including multinational corporations, governments, emerging growth companies, financial institutions and individual investors.

    A substantial portion of the Company's securities and commodities transactions is collateralized and is executed with, and on behalf of, commercial banks and other institutional investors, including other brokers and dealers. The Company's exposure to credit risk associated with the non-performance of these customers and counterparties in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile or illiquid trading markets, which may impair the ability of customers and counterparties to satisfy their obligations to the Company.

    Securities and other financial instruments owned by the Company include U.S. government and agency securities, and securities issued by non-U.S. governments which, in the aggregate, represented 17% of the Company's total assets at November 30, 1995. In addition, substantially all of the collateral held by the Company for resale agreements or securities borrowed, which together represented 52% of total assets at November 30, 1995, consisted of securities issued by the U.S. government, federal agencies or non-U.S. governments. In addition to these specific exposures, the Company's most significant concentration is financial institutions, which include other brokers and dealers, commercial banks and institutional clients. This concentration arises in the normal course of the Company's business.

LEASE COMMITMENTS

    The Company leases office space and equipment throughout the world and has entered into a ground lease with the Battery Park City Authority covering its headquarters at 3 World Financial Center which extends through 2069. Total rent expense for 1995, 1994 and 1993 was $31 million, $34 million and $85 million, respectively. Certain leases on office space contain escalation clauses providing for additional rentals based upon maintenance, utility and tax increases.

    Minimum future rental commitments under noncancellable operating leases (net of subleases of $589 million) are as follows:

                                                                      AMOUNT
                                                                   -------------
                                                                   (IN MILLIONS)

Fiscal 1996.....................................................       $  34
Fiscal 1997.....................................................          24
Fiscal 1998.....................................................          18
Fiscal 1999.....................................................          17
Fiscal 2000.....................................................          12
December 1, 2000 and thereafter.................................         206
                                                                       -----
                                                                       $ 311
                                                                       -----

    The minimum future rental commitments shown above include lease obligations related to facilities which the Company intends to vacate and sublease in future periods, before consideration of the Company's fourth quarter restructuring charge. (See Note 17.)

NOTE 16. RELATED PARTY TRANSACTIONS

    In the normal course of business, the Company engages in various securities trading, investment banking and financing activities with Holdings and many of its subsidiaries (the "Related Parties"). Various charges, such as compensation, occupancy, administration and computer processing are allocated between the Related Parties, based upon specific identification and allocation methods.

    In addition, Holdings and subsidiaries of Holdings raise money through short- and long-term funding in the capital markets, which is used to fund the operations of certain of the Company's wholly owned subsidiaries. Advances from Holdings and other affiliates were $8,418 million and $8,807 million at November 30, 1995 and 1994, respectively.

    In connection therewith, advances from Holdings aggregating approximately $7.4 billion and $7.1 billion at November 30, 1995 and 1994, respectively, are generally payable on demand. The average interest rate charged on these advances is primarily based on Holdings' average daily cost of funds, which was 6.5% for the twelve months ended November 30, 1995 and 4.8% for the eleven months ended November 30, 1994. In addition, the Company had borrowings from subsidiaries of Holdings comprised of approximately $821 million in subordinated indebtedness. Interest charges incurred during the twelve months ended November 30, 1995, the eleven months ended November 30, 1994 and the twelve months ended December 31, 1993 from Holdings, including interest charges on subordinated and senior debt issued to Holdings, amounted to $483 million, $277 million and $227 million, respectively. In addition, the Company has advances from other subsidiaries of Holdings aggregating approximately $1.0 billion and $1.7 billion, at November 30, 1995 and 1994, respectively, with various repayment terms. The Company had notes and other receivables due from Holdings and subsidiaries of Holdings aggregating approximately $2.1 billion and $3.4 billion at November 30, 1995 and 1994, respectively, with various repayment terms.

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

    LBI Group ("Group"), a wholly owned subsidiary of the Company had outstanding 1,000 shares of its 9% Cumulative Preferred Stock, Series A (the "Preferred Stock"), which it issued for an aggregate purchase price of $750,000,000 to LB Funding Corp. ("Funding"), a wholly owned subsidiary of Holdings for $1,000 in cash and a promissory note of $749,999,000 bearing interest at a rate equal to the holder's cost of funds (the "Note"). In the fourth quarter of 1994, the Preferred Stock and Note were canceled. Interest income for the eleven months ended November 30, 1994 and the twelve months ended December 31, 1993 includes $25 million and $28 million, respectively, from the Note. The dividend requirement on the Preferred Stock, as reflected on the Company's Consolidated Statement of Operations was $50 million for the eleven months ended November 30, 1994 and $68 million for the twelve months ended December 31, 1993.

    Effective June 10, 1994, Lehman Special Securities Inc., a wholly owned subsidiary of Holdings, was merged into a subsidiary of the Company resulting in an increase in stockholder's equity of approximately $149 million. In addition, in the fourth quarter of 1994, Funding and certain other wholly owned subsidiaries of Holdings were merged into the Company. As a result, Stockholder's equity increased by $318 million. The effect of these mergers on the results of operations to this and prior periods was not material.

    During 1995, the Company paid $635 million to Holdings, $559 million as a return of capital and $76 million as dividends. During 1994, the Company paid $536 million to Holdings, $300 million as a return of capital and $236 million as dividends.

    In 1993, the Company issued three shares of its common stock to Holdings for $430 million.

NOTE 17. OTHER CHARGES

RESTRUCTURING CHARGE

    During the fourth quarter of 1995, the Company recorded a charge of $43 million pretax ($26 million aftertax) for occupancy-related real estate and severance expenses. The occupancy-related real estate expense component of the charge, $26 million pretax ($16 million aftertax), resulted from a complete global review of the Company's real estate requirements at current headcount levels and the elimination of excess real estate, primarily in its New York, London and Tokyo locations. The charge includes the cost to write-down the carrying value of leasehold improvements as well as the difference between expected operating costs and projected sublease recoveries. In addition, the restructuring charge includes a $17 million pretax ($10 million aftertax) component related to severance payments made during the fourth quarter. The severance component of the charge relates to payments made to terminated personnel arising from a fourth quarter formalized business unit productivity review.

REDUCTION IN PERSONNEL

    During the first quarter of 1994, the Company conducted a review of personnel needs, which resulted in the termination of certain personnel. The Company recorded a severance charge of $27 million pretax ($15 million aftertax) in the first quarter of 1994.

RESERVES FOR NON-CORE BUSINESSES

    During the first quarter of 1993, the Company provided $141 million pretax ($93 million aftertax) of non-core business reserves. Of this amount, $21 million pretax ($14 million aftertax) related to certain non-core partnership syndication activities in which the Company is no longer actively engaged. The remaining $120 million pretax ($79 million aftertax) related to reserves recorded in anticipation of the sale of SLHMC. Such sale was completed during the third quarter of 1993.

NOTE 18. SALE OF BUSINESS UNITS

SHEARSON

    On July 31, 1993, pursuant to an asset purchase agreement (the "Primerica Agreement"), the Company completed the sale (the "Primerica Transaction") of LBI's domestic retail brokerage business (except for such business conducted under the Lehman Brothers' name) and substantially all of its asset management business (collectively, "Shearson") to Primerica Corporation (now known as The Travelers Inc., "Travelers") and its subsidiary, Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Also included in the Primerica Transaction were the operations and data processing functions that supported these businesses, as well as certain of the assets and liabilities related to these operations.

    LBI received approximately $1.2 billion in cash and a $586 million interest-bearing note from Smith Barney which was repaid in January 1994 (the "Smith Barney Note"). As further consideration for the sale of Shearson, LBI received 2,500,000 shares of 5.50% Convertible Preferred Stock, Series B, of Travelers and a warrant to purchase 3,749,466 shares of common stock of Travelers at an exercise price of $39 per share. In August 1993, American Express purchased such preferred stock and warrant from LBI for aggregate consideration of $150 million.

    The Company recognized a 1993 first quarter loss related to the Primerica Transaction of approximately $630 million aftertax ($535 million pretax), which included a reduction in goodwill of $750 million and transaction-related costs such as relocation, systems and operations modifications and severance.

    Presented below is the results of operations and the loss on the sale of
Shearson:

                                                                  YEAR ENDED
                                                                  DECEMBER 31
                                                                     1993
                                                                  -----------
                                                                      (IN
                                                                   MILLIONS)

Revenues.......................................................     $ 1,825
Expenses.......................................................       1,708
Loss on sale of Shearson.......................................         535
                                                                  -----------
Income (loss) before taxes.....................................        (418)
Provision for income taxes.....................................         149
                                                                  -----------
Net income (loss)..............................................     $  (567)
                                                                  -----------

    Shearson operating results reflect allocated interest expense of $72 million for the year ended December 31, 1993.

THE BOSTON COMPANY

    On May 21, 1993, pursuant to a stock purchase agreement (the "Mellon Agreement") between LBI and Mellon Bank Corporation ("Mellon Bank"), LBI sold to Mellon Bank (the "Mellon Transaction") The Boston Company. Under the terms of the Mellon Agreement, LBI received approximately $1.3 billion in cash, 2,500,000 shares of Mellon Bank common stock and ten-year warrants to purchase an additional 3,000,000 shares of Mellon Bank's common stock at an exercise price of $50 per share. In June 1993, such shares and warrants were sold by LBI to American Express for an aggregate purchase price of $169 million. After accounting for transaction costs and certain adjustments, the Company recognized a 1993 first quarter aftertax gain of $165 million for the Mellon Transaction.

    As a result of the Mellon Transaction, the Company treated The Boston Company as a discontinued operation. Accordingly, the Company's financial statements segregate the operating results of The Boston Company.

    Presented below is the results of operations and the gain on disposal of The Boston Company included in income from discontinued operations:

                                                                  YEAR ENDED
                                                                  DECEMBER 31
                                                                     1993
                                                                  -----------
                                                                      (IN
                                                                   MILLIONS)

Discontinued Operations
  Revenues.....................................................      $ 201
  Expenses.....................................................        159
                                                                     -----
Income before taxes............................................         42
Provision for income taxes.....................................         18
                                                                     -----
Income from operations.........................................         24
Gain on disposal, net of taxes of $37..........................        165
                                                                     -----
Income from discontinued operations, net of taxes..............      $ 189
                                                                     -----

SHEARSON LEHMAN HUTTON MORTGAGE CORPORATION

    LBI completed the sale of its wholly owned subsidiary, Shearson Lehman Hutton Mortgage Corporation ("SLHMC") to GE Capital Corporation on August 31, 1993. The sales price, net of proceeds used to retire debt of SLHMC, was approximately $70 million. During the first quarter of 1993, the Company provided $120 million of pretax reserves in anticipation of the sale of SLHMC, which reserves are included in the $141 million of pretax reserves for non-core businesses on the Consolidated Statement of Operations. After accounting for these reserves, the sale did not have a material effect on the Company's results of operations.

NOTE 19. QUARTERLY INFORMATION (UNAUDITED)

    The following information represents the Company's unaudited quarterly results of operations for 1995 and 1994. Certain amounts reflect reclassifications to conform to the current period's presentation.

These quarterly results reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results. Revenues and earnings of the Company can vary significantly from quarter to quarter due to the nature of the Company's business activities.

                                                               1995                                   1994
                                               ------------------------------------   -------------------------------------
                                               NOV. 30   AUG. 31   MAY 31   FEB. 28   NOV. 30   AUG. 31   JUNE 30   MAR. 31
                                               -------   -------   ------   -------   -------   -------   -------   -------
                                                                              (IN MILLIONS)

Total revenues...............................  $ 3,175   $ 3,086   $2,991   $ 2,780   $ 2,460   $ 2,198   $ 1,958   $1,927
Interest expense.............................    2,596     2,525    2,504     2,329     1,956     1,695     1,475    1,254
                                               -------   -------   ------   -------   -------   -------   -------   -------
Net revenues.................................      579       561      487       451       504       503       483      673
Non-interest expenses
 Compensation and benefits...................      302       306      267       180       251       265       256      336
 Other expenses..............................      207       194      232       269       255       268       256      245
 Loss on sale of Shearson
 Reserves and other charges..................       43                                                                  27
                                               -------   -------   ------   -------   -------   -------   -------   -------
Total non-interest expenses..................      552       500      499       449       506       533       512      608
                                               -------   -------   ------   -------   -------   -------   -------   -------
Income (loss) before taxes, cumulative effect
 of change in accounting principle and
preferred dividend of subsidiary.............       27        61      (12)        2        (2)      (30)      (29)      65
Provision for (benefit from) income taxes....        2        22      (12)       (3)       (9)      (28)      (22)      24
                                               -------   -------   ------   -------   -------   -------   -------   -------
Income (loss) before cumulative effect of
 change in accounting principle and preferred
dividend of subsidiary.......................       25        39        0         5         7        (2)       (7)      41
Cumulative effect of change in accounting
 principle, net of taxes.....................                                                                          (13 )
Preferred dividend of subsidiary.............                                              (5)      (17)      (17)     (17 )
                                               -------   -------   ------   -------   -------   -------   -------   -------
Net income (loss)............................  $    25   $    39   $    0   $     5   $     2   $   (19)  $   (24)  $   11
                                               -------   -------   ------   -------   -------   -------   -------   -------
                                               -------   -------   ------   -------   -------   -------   -------   -------

    In conjunction with the decision to change its year-end, the Company reported its third quarter 1994 results on the basis of its new fiscal year for the three months ended August 31, 1994. As such, the results for the month of June 1994 have been reflected in both the second and third quarters of 1994. Thus, the four quarters of 1994 are not additive.

    Net income for the first quarter of 1994 includes a $13 million aftertax charge for the cumulative effect of a change in accounting for postemployment benefits as a result of the adoption of SFAS No. 112.

                                   EXHIBIT INDEX

EXHIBIT
  NO.
-------
   3.1    Restated Certificate of Incorporation of the Registrant dated September 3, 1981
          (incorporated by reference to Exhibit 3.1 of the Registrant's Annual Report on Form
          10-K for the year ended December 31, 1987).
   3.2    Certificate of Amendment to Restated Certificate of Incorporation of the Registrant
          dated May 11, 1984 (incorporated by reference to Exhibit 3.2 of the Registrant's
          Annual Report on Form 10-K for the year ended December 31, 1988).
   3.3    Certificate of Amendment to Restated Certificate of Incorporation of the Registrant,
          dated March 6, 1985 (incorporated by reference to Exhibit 3.3 of the Registrant's
          Annual Report on Form 10-K for the year ended December 31, 1985).
   3.4    Certificate of Amendment to Restated Certificate of Incorporation of the Registrant,
          dated August 31, 1987 (incorporated by reference to Exhibit 3.4 of the Registrant's
          Annual Report on Form 10-K for the year ended December 31, 1987).
   3.5    Certificate of Amendment to Restated Certificate of Incorporation of the Registrant,
          dated January 28, 1988 (incorporated by reference to Exhibit 3.5 of the Registrant's
          Annual Report on Form 10-K for the year ended December 31, 1987).
   3.6    Certificate of Amendment to Restated Certificate of Incorporation of the Registrant,
          dated July 19, 1990. (Incorporated by reference to Exhibit 3.6 of the Registrant's
          Annual Report on Form 10-K for the year ended December 31, 1990).
   3.7    Certificate of Amendment to Restated Certificate of Incorporation of the Registrant,
          dated August 2, 1993 (incorporated by reference to Exhibit 3 of the Registrant's
          Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).
   3.8    By-Laws of the Registrant, amended as of July 1, 1991 (incorporated by reference to
          Exhibit 3.7 of the Registrant Annual Report on Form 10-K for the year ended December
          31, 1992).
   4.1    The instruments defining the rights of holders of the long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A)
          of Item 601 of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.
  10.1    Lease and Land Disposition Agreement, dated as of September 14, 1984, between
          Shearson Lehman Construction Inc. and The City of New York (incorporated by reference to Exhibit 10.16 of the Registrant's Registration Statement on Form S-1
          (reg. No. 33-12976)).
  10.2    Agreement of Tenants-In-Common by and among American Express Company, American
          Express Bank Ltd, American Express Travel Related Services Company, Inc., Shearson
          Lehman Brothers Inc., Shearson Lehman Government Securities, Inc. and Shearson
          Lehman Commercial Paper Incorporated (incorporated by reference to Exhibit 10.1 of
          Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K for the eleven months ended November 30, 1994.)
   12.    Computation in support of ratio of earnings to fixed charges.*
   21.    Pursuant to General Instruction J of Form 10-K, the list of the Registrant's
          Subsidiaries is omitted.
   23.    Consent of Ernst & Young LLP.*
   24.    Powers of Attorney.*
   27.    Financial Data Schedule.*

    (b)   Reports on Form 8-K.

          None.


