Form 10-Q
period 1996-04-15
LEHMAN BROTHERS INC//
filed 1996-04-15
CIK 728586

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


               [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 29, 1996

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

As of April 12, 1996 1,006 shares of the Registrant's Common Stock, par value $.10 per share, were issued and outstanding.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES

                                    FORM 10-Q

                     FOR THE QUARTER ENDED FEBRUARY 29, 1996

                                      INDEX

Part I.           FINANCIAL INFORMATION                         Page Number

         Item 1.      Financial Statements - (unaudited)

          Consolidated Statement of Operations -
           Three Months Ended February 29, 1996
            and February 28, 1995 ....................................4

          Consolidated Statement of Financial Condition -
           February 29, 1996 and November 30, 1995 ..............     5

           Consolidated Statement of Cash Flows -
            Three Months Ended February 29, 1996
             and February 28, 1995 ...................................7

            Notes to Consolidated Financial Statements...........     9

         Item 2.      Management's Discussion and Analysis of
        Financial Condition and Results of Operations ...............11

Part II.          OTHER INFORMATION

         Item 1.      Legal Proceedings     ......................   21


         Item 6.      Exhibits and Reports on Form 8-K ...........   25

Signatures    ....................................................   26


EXHIBIT INDEX                                                        27

Exhibits

                      [THIS PAGE INTENTIONALLY LEFT BLANK]



                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT of OPERATIONS
                                   (Unaudited)
                                  (In millions)


                                                             Three months ended
                                                       February 29, February 28,
                                                             1996       1995
Revenues

   Principal transactions ...........................      $   299      $   157
   Investment banking ...............................          152          109
   Commissions ......................................           81           93
   Interest and dividends ...........................        3,059        2,413
   Other ............................................            8            8
                                                           -------      -------
         Total revenues .............................        3,599        2,780
   Interest expense .................................        2,992        2,329
                                                           -------      -------
         Net revenues ...............................          607          451
                                                           -------      -------
Non-interest expenses
   Compensation and benefits ........................          314          180
   Brokerage, commissions and clearance fees ........           47           51
   Communications ...................................           26           33
   Occupancy and equipment ..........................           20           23
   Business development .............................           20           22
   Professional services ............................           17           25
   Depreciation and amortization ....................           14           17
   Management fees ..................................           24           52
   Other ............................................           47           46
                                                           -------      -------
         Total non-interest expenses ................          529          449
                                                           -------      -------
Income before taxes .................................           78            2
   Provision for (benefit from) income taxes ........           33           (3)
                                                           -------      -------
Net income ..........................................      $    45      $     5
                                                           =======      =======


                       See notes to consolidated financial statements.



                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)
                                  (In millions)

                                     ASSETS

                                                                                                            February 29,November 30,
                                                                                                                1996         1995

Cash and cash equivalents ..........................................................................         $   272         $   287

Cash and securities segregated and on deposit
  for regulatory and other purposes ................................................................             765             785

Securities and other financial instruments owned:
    Governments and agencies .......................................................................          16,221          14,038
    Corporate obligations and other contractual commitments ........................................           8,312           8,115
    Certificates of deposit and other money market instruments .....................................           2,095           2,958
    Mortgages and mortgage-backed ..................................................................           2,402           3,182
    Corporate stocks and options ...................................................................           3,090           2,856
                                                                                                             -------         -------
                                                                                                              32,120          31,149
                                                                                                             -------         -------
Collateralized short-term agreements:
    Securities purchased under agreements to resell ................................................          32,143          25,982
    Securities borrowed ............................................................................          14,646          16,562

Receivables:
    Brokers, dealers and clearing organizations ....................................................           7,497           2,719
    Customers ......................................................................................           4,350           2,219
    Others .........................................................................................           4,767           2,175

Property, equipment and leasehold improvements
  (net of accumulated depreciation and amortization
  of $468 in 1996 and $455 in 1995) ................................................................             317             333

Deferred expenses and other assets .................................................................             208             219

Excess of cost  over  fair  value of net  assets  acquired  (net of  accumulated amortization of $88 in 1996
  and $86 in 1995) .................................................................................             172             174
                                                                                                             -------         -------

                See notes to consolidated financial statements.



                      LEHMAN BROTHERS INC. and SUBSIDIARIES
            CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (Continued)
                                   (Unaudited)
                        (In millions, except share data)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                                                      February 29,      November 30,

                                                                                                          1996                1995


Short-term debt ................................................................................         $    879          $  1,008
Securities and other financial instruments sold but not yet purchased:
   Governments and agencies ....................................................................            8,566             6,477
   Corporate stocks and options ................................................................            2,744             3,403
   Corporate obligations and other contractual commitments .....................................            1,373             1,195
                                                                                                         --------          --------
                                                                                                           12,683            11,075
                                                                                                         --------          --------
Collateralized short-term financings:
     Securities sold under agreements to repurchase ............................................           47,315            41,900
     Securities loaned .........................................................................            3,618             2,649

Advances from Holdings and other affiliates ....................................................           11,080             8,418

Payables:
    Brokers, dealers and clearing organizations ................................................            5,878             4,467
    Customers ..................................................................................            7,769             5,733

Accrued liabilities and other payables .........................................................            2,414             1,829
Long-term debt:
    Senior notes ...............................................................................              379               420
    Subordinated indebtedness ..................................................................            3,279             3,077
                                                                                                         --------          --------
          Total liabilities ....................................................................           95,294            80,576
                                                                                                         --------          --------

Commitments and contingencies

Stockholder's equity:
     Preferred stock, $.10 par value; 10,000 shares authorized;
         none outstanding
     Common stock, $.10 par value; 10,000 shares authorized; 1,006 shares issued and outstanding in 1996 and 1995
     Additional paid-in capital ................................................................            2,243             2,353
     Foreign currency translation adjustment ...................................................                3                 3
     Accumulated deficit .......................................................................             (283)             (328)
                                                                                                         --------          --------
          Total stockholder's equity ...........................................................            1,963             2,028
                                                                                                         --------          --------
          Total liabilities and stockholder's equity ...........................................         $ 97,257          $ 82,604
                                                                                                         ========          ========


                 See notes to consolidated financial statements.



                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)


                                                                                               Three months ended Three months ended
                                                                                                    February 29,      February 28,
                                                                                                       1996              1995

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .............................................................................            $     45             $      5
  Adjustments to reconcile income to net cash used in
      operating activities:
         Depreciation and amortization ...................................................                  14                   17
         Provisions for losses and other reserves ........................................                  10                    5
         Other adjustments ...............................................................                   5                    4
      Net change in:
         Cash and securities segregated ..................................................                  20                  125
         Receivables from brokers, dealers and clearing
            organizations ................................................................              (4,778)                 (58)
         Receivables from customers ......................................................              (2,131)              (1,253)
         Securities purchased under agreements to resell .................................              (6,161)               1,030
         Securities borrowed .............................................................               1,916              (10,578)
         Securities and other financial instruments owned ................................                (971)                (826)
         Payables to brokers, dealers and clearing organizations .........................               1,411                1,212
         Payables to customers ...........................................................               2,036                2,865
         Accrued liabilities and other payables ..........................................                 576                  946
         Securities sold under agreements to repurchase ..................................               5,415                1,869
         Securities loaned ...............................................................                 969                5,140
         Securities and other financial instruments sold but
             not yet purchased ...........................................................               1,608                  230
         Other operating assets and liabilities, net .....................................              (2,578)              (1,070)
                                                                                                      --------             --------

       Net cash used in operating activities .............................................            $ (2,594)            $   (337)
                                                                                                      ========             --------

                See notes to consolidated financial statements.



                      LEHMAN BROTHERS INC. and SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS -- (Continued)
                                   (Unaudited)
                                  (In millions)
                                                             Three months ended
                                                       February 29, February 28,
                                                            1996        1995

CASH FLOWS FROM FINANCING ACTIVITIES

   Principal payments of senior notes ....................   $   (44)   $   (90)
   Proceeds from issuance of subordinated indebtedness ...       200
   Principal payments of subordinated indebtedness .......       (63)
   Proceeds from (payments for) short-term debt ..........      (129)       116
   Increase (decrease) in advances from Holdings
     and other affiliates ................................     2,662        282
   Dividends and capital distributions paid ..............      (110)       (15)
                                                             -------    -------
     Net cash provided by financing activities ...........     2,579        230
                                                             -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, equipment and
    leasehold improvements ...............................     _____         (6)
                                                                        -------
   Net cash used in investing activities .................     _____         (6)
                                                                        -------
   Net change in cash and cash equivalents ...............       (15)      (113)
                                                             -------    -------
  Cash and cash equivalents, beginning of period .........       287        361
                                                             -------    -------
       Cash and cash equivalents, end of period ..........   $   272    $   248
                                                             =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)

             Interest paid totaled $2,993 and $2,340 for the three months ended February 29, 1996 and the three months ended February 28, 1995, respectively. Income taxes paid totaled $14 and $2 for the three months ended February 29, 1996 and the three months ended February 28, 1995, respectively.



                See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation:

         The consolidated financial statements include the accounts of Lehman Brothers Inc., a registered broker-dealer ("LBI") and subsidiaries (LBI together with its subsidiaries, the "Company"). LBI is a wholly owned subsidiary of Lehman Brothers Holdings Inc. ("Holdings"). LBI is one of the leading global investment banks serving institutional, corporate, government and high-net-worth individual clients and customers. The Company's worldwide headquarters in New York are complemented by offices in additional locations in North America, Europe, the Middle East, Latin and South America and the Asia Pacific region. Holdings provides investment banking and capital markets services in Europe and Asia. The Company is engaged primarily in providing financial services. The Company also operates a commodities trading and sales operation in London. All material intercompany accounts and transactions have been eliminated in consolidation. The Company's financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") with respect to the Form 10-Q and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures which are normally required under generally accepted accounting principles have been omitted. The consolidated statement of financial condition at November 30, 1995 was derived from the audited financial statements. It is recommended that these financial statements be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the twelve months ended November 30, 1995.

         The nature of the Company's business is such that the results of any interim period may vary significantly from quarter to quarter and may not be indicative of the results to be expected for the fiscal year. Certain prior period amounts reflect reclassifications to conform to the current period's presentation.

2.  Borrowings:

         During the three months ended February 29, 1996, the Company issued $200 million of 6.125% subordinated indebtedness maturing in 2001. This issuance has been effectively converted to a floating rate obligation, based on the London Interbank Offered Rates ("LIBOR"). In addition, $44 million of senior notes matured during the first quarter of 1996.

3.  Capital Requirements:

         As a registered broker-dealer, LBI is subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At February 29, 1996, LBI's regulatory net capital, as defined, of $1,452 million exceeded the minimum requirement by $1,318 million. The Company's triple-A rated derivative subsidiary, Lehman Brothers Financial Products Inc., has established certain capital and operating restrictions which are reviewed by various rating agencies.

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

         As a leading global investment bank, risk is an inherent part of all of the Company's businesses and activities. The extent to which the Company properly and effectively identifies, assesses, monitors and manages each of the various types of risks involved in its trading (including derivatives), brokerage, and investment banking activities is critical to the success and profitability of the Company. The principal types of risks involved in the Company's activities are market risk, credit or counterparty risk, and transaction risk. Management has developed a control infrastructure to monitor and manage each type of risk on a global basis throughout the Company. For further discussion of these matters, refer to Notes 13 and 15 of the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the twelve months ended November 30, 1995.

5.  Related Party Transactions:

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

         During the three months ended February 29, 1996, the Company paid $110 million to Holdings as a return of capital.

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

         The favorable market environment experienced during the second half of 1995 continued into 1996. The U.S. bond market continued to rally as expectations for additional easing by the U.S. Federal Reserve Bank and the possibility of a deficit reduction package positively impacted the industry as a whole. Internationally, weakness in the major European economies produced a round of interest rate cuts from a number of central banks in an effort to promote stronger economic growth. These actions led to more positive market conditions in Europe. The favorable worldwide trend in interest rates also supported strong performance in global equity markets. All of these factors led to continued strength in debt and equity underwriting volumes.

         By mid February, 1996, investor concerns about stronger economic data, raising the possibility of no further interest rate reductions by the U.S. Federal Reserve Bank, caused a significant correction in the U.S. fixed income market and a general increase in interest rates. This change in market conditions led to a decrease in debt underwriting volumes and more volatile market conditions. The U.S. equity market continued to exhibit strength on the basis of positive economic growth. Merger and acquisition activity continued at record levels due to industry and cross-border consolidation.


Note: Except for the historical information contained herein, this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that discuss the risks and uncertainties involved in the Company's business.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations
For the Three Months Ended February 29, 1996 and February 28, 1995

         The Company reported net income of $45 million for the first quarter ended February 29, 1996 and net income of $5 million for the first quarter ended February 28, 1995. The improved results for 1996 reflect stronger earnings and enhanced margins which resulted from the fourth consecutive quarter of higher revenues, amid a period of generally improved market conditions.

         Net revenues increased to $607 million for the first quarter of 1996 from $451 million for the first quarter of 1995 and $579 million for the fourth quarter of 1995. The increase in net revenues reflected continued strengthening in a number of fixed income and equity areas throughout the Company. Investment banking revenues for 1996 were well above the first quarter of 1995 but were somewhat below the fourth quarter of 1995 due in large part to the timing of certain corporate finance advisory fees.

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

         Net revenues from the Company's market-making and trading activities in fixed income and equity products are recognized as either principal transactions or net interest revenues depending upon the method of financing and/or hedging related to specific inventory positions. The Company evaluates its trading strategies on an overall profitability basis which includes both principal transactions revenues and net interest. Therefore, changes in net interest should not be viewed in isolation but should be viewed in conjunction with revenues from principal transactions. Net interest revenues were $67 million for the first quarter of 1996 and $84 million for the first quarter of 1995. This decrease was due to changes in the mix of the Company's assets partially offset by an increase in the volume of fixed income matched book transactions.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The following table of net revenues by business unit and the accompanying discussion have been prepared in order to present the Company's net revenues in a format that reflects the manner in which the Company manages its businesses. For internal management purposes, the Company has been segregated into five major business units: Fixed Income, Equity, Corporate Finance Advisory, Merchant Banking and Asset Management. Each business unit represents a grouping of financial activities and products with similar characteristics. These business activities result in revenues that are recognized in multiple revenue categories contained in the Company's Consolidated Statement of Operations. Net revenues by business unit contain certain internal allocations, including funding costs, which are centrally managed.

Three Months Ended February 29, 1996

                                                           Principal
                                                       Transactions and                         Investment
                                                         Net Interest        Commissions         Banking         Other         Total

Fixed Income ......................................           $ 351            $  17           $  63           $   3           $ 434
Equity ............................................              16               59              41               2             118
Corporate Finance Advisory ........................              40               40
Merchant Banking ..................................              (2)               8               6
Asset Management ..................................               1                5               3               9
                                                                                                                               -----
                                                              $ 366            $  81           $ 152           $   8           $ 607


Three Months Ended February 28, 1995

                                                            Principal
                                                       Transactions and                         Investment
                                                         Net Interest       Commissions         Banking         Other         Total

Fixed Income ......................................           $ 230            $  23           $  22           $   1           $ 276
Equity ............................................              16               65              20               1             102
Corporate Finance Advisory ........................              39               39
Merchant Banking ..................................              (2)              28               3              29
Asset Management ..................................              (3)               5               3               5
                                                                                                                               -----
                                                              $ 241            $  93           $ 109           $   8           $ 451
                                                                                                                               -----

         Fixed Income. The Company's fixed income net revenues reflect customer flow activities (both institutional and high-net worth retail), secondary trading, debt underwriting, syndicate and financing activities related to fixed income products. Fixed income products include dollar- and non-dollar government securities, mortgage- and asset-backed securities, money market products, dollar- and non-dollar corporate debt securities, emerging market securities, municipal securities, financing (global access to debt financing sources including repurchase and reverse repurchase agreements), foreign exchange, commodities and fixed income derivative products. Fixed income net revenues increased 57% to $434 million for the first quarter of 1996 from $276 million for the first quarter of 1995. Reduced levels of interest rates in Europe and the strength of the U.S. dollar versus the Japanese yen led to improved customer flow and secondary trading results across most fixed income products, including fixed income swaps, mortgages and high grade and high yield corporate bonds. Investment banking revenues, as a component of fixed income revenues, increased to $63 million for 1996 from $22 million for 1995 due to a strengthening in origination volumes and an improved mix of underwriting revenues.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Equity.  Equity net revenues  reflect  customer flow  activities  (both institutional and high-net-worth retail), secondary trading, equity underwriting, equity finance and arbitrage activities. The Company's equity net revenues increased 16% to $118 million for 1996 from $102 for 1995 primarily due to improved customer flow trading activities including the NASDAQ and convertible securities businesses. Investment banking revenues, as a component of equity revenues, increased to $41 million for 1996 from $20 million for 1995 due to a strengthening in origination volumes and an improved mix of underwriting revenues.

         Corporate Finance Advisory. Corporate finance advisory net revenues, classified in the Consolidated Statement of Operations as a component of investment banking revenues, result primarily from fees earned by the Company in its role as strategic advisor to its clients. This role primarily consists of advising clients on mergers and acquisitions, divestitures, leveraged buyouts, financial restructuring, and a variety of cross-border transactions. The net revenues for corporate finance advisory were $40 million in 1996 and $39 million in 1995. The first quarter 1996 results, however, were below the fourth quarter 1995 results due primarily to the timing of certain merger and acquisition fees.

         Merchant Banking. The Company is the fund manager for four merchant banking partnerships, including three institutional funds and one employee investment vehicle. Current merchant banking investments held by the partnerships include both publicly traded and privately held companies diversified on a geographic and industry basis. At February 29, 1996 the
Company's   investment   in  such   merchant   banking partnerships,  for which
the Company acts as a general partner, was $86 million.
There are no remaining commitments to these partnerships.

         Merchant banking net revenues primarily represent the Company's proportionate share of net realized and net unrealized gains and losses from the sale and revaluation of investments held by the partnerships. Such amounts are classified in the Consolidated Statement of Operations as a component of investment banking revenues. Merchant banking net revenues also reflect the related net interest expense relating to the financing of the Company's investment in the partnerships. Merchant banking revenues for the first quarter of 1996 were $6 million versus $29 million for the first quarter of 1995, reflecting a decrease in the net gains resulting from the Company's investment within the partnerships.

         Asset Management. Revenues from asset management activities increased to $9 million for 1996 from $5 million for 1995. These revenues primarily consist of fees from the management of various funds, commissions from the sale of funds to customers and fees from the management of certain accounts for institutions and high-net-worth individuals.

         Non-Interest Expenses. Non-interest expenses were $529 million for the first quarter of 1996 and $449 million for the first quarter of 1995. Compensation and benefits expense was $314 million for the first quarter of 1996 and $180 million for the first quarter of 1995 consistent with higher levels of business activities in the current year quarter.

         Non-compensation and benefits expenses were $215 million for 1996 and $269 million for 1995. Non-compensation and benefits expenses in 1996 and 1995 includes management fees of $24 million and $52 million, respectively, which have been allocated by Holdings to the Company.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Holdings' $300 million cost reduction program originally announced at year-end 1994 was completed by year-end 1995. The Company's expense base was permanently lowered as a result of Holdings' cost reduction efforts. Holdings' plans to continue to focus on reducing its nonpersonnel costs with the goal of achieving further annual cost savings in excess of $50 million by the end of 1996.

         Income Taxes. The Company's income tax provision was $33 million for the first quarter of 1996 as compared to a tax benefit of $3 million for the first quarter of 1995. The effective tax rate was 42% for the first quarter of 1996. The 1996 rate reflects the increase in pretax earnings. The 1995 effective tax rate is not meaningful due to low pretax income and benefits attributable to income subject to preferential tax treatment.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources


The Company's total assets increased to $97.3 billion at February 29, 1996 from $82.6 billion at November 30, 1995. The increase in total assets is primarily attributable to an increase in receivables, securities purchased under agreements to resell (reverse repos) and government and agency inventory positions.

The Company's balance sheet is highly liquid and consists primarily of cash and cash equivalents, securities and other financial instruments owned which are marked-to-market daily and collateralized short-term financing agreements which arise primarily from the Company's customer flow securities transactions. As the Company's primary activities are based on customer flow transactions, the Company experiences a rapid asset turnover rate. In addition, the highly liquid nature of these assets provides the Company with flexibility in financing and managing its business. The overall size of the Company's total assets and liabilities fluctuates from time to time and at specific points in time (such as calendar quarter ends) may be higher than fiscal quarter ends.

Funding and Capital Policies

Holdings' Global Asset and Liability Committee ("ALCO"), which includes senior officers from key areas of the Company, is responsible for establishing and managing the funding and liquidity policies of the Company. This includes recommendations for balance sheet size as well as the allocation of balance sheet to product areas as determined by internal profitability models and return on equity targets. The primary goal of the Company's funding principles as set by ALCO are to provide sufficient liquidity and availability of funding sources throughout all market environments.

As a policy, the Company attempts to maintain sufficient capital and funding to finance itself on a fully secured basis, through its liquidity contingency plan. This liquidity contingency plan meets the Company's funding requirements through a combination of collateralized short-term financings and short-term secured debt, as well as Total Capital, defined as long-term debt, including both senior notes and subordinated indebtedness, plus stockholder's equity. To achieve this objective, the Company's liquidity policies include maintaining sufficient excess unencumbered securities to use as collateral to obtain secured financing, if necessary, to meet maturities of short-term unsecured liabilities as well as current maturities of long-term debt. Also, the Company maintains a sufficient amount of Total Capital to enable the Company to fund those assets which are less liquid.

The Company's liquidity contingency plans are continually reviewed and updated as the Company's asset/liability mix and liquidity requirements change. Additionally, the Company periodically tests its secured and unsecured credit facilities to ensure availability and operational readiness. The Company's liquidity and Total Capital policies are designed to ensure that the Company can meet its funding needs over a wide range of economic, credit and market environments. The Company met all liquidity and Total Capital policy requirements at February 29, 1996.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
Short-Term Funding

Each  business  is  required  to fund  its  products  primarily  through  global collateralized financings. There are two principal business areas which are responsible for these efforts, Lehman Brothers' Fixed Income Financing ("Financing") and Equity Finance. Financing works in conjunction with the institutional fixed income sales and trading professionals to provide financing to customers and the Company through the repurchase markets. Equity Finance provides a similar function in the equity markets typically through securities loaned/securities borrowed transactions. The ability of the Company to leverage its global market expertise and the distribution capabilities are key to a successful financing effort. The amount of the Company's collateralized borrowing activities will vary reflecting changes in the mix and overall levels of securities and other financial instruments owned and global market conditions. However, at all times, the majority of the Company's assets are funded with collateralized borrowing sources.

The Company's treasury area works closely with Financing and Equity Finance to develop funding plans to support the business areas, as well as to execute daily funding activities. On a daily basis, treasury is responsible for meeting any funding needs not met through Financing and Equity Finance. Treasury funding is managed globally through regional centers which have access to the capital markets though the issuance of commercial paper as well as bank lines of credit and other short- and long-term debt instruments.

At February 29, 1996 and at November 30, 1995, $64 billion and $56 billion respectively, of the Company's total balance sheet was financed using collateralized borrowing sources. The remainder of the financing for the balance sheet was comprised of short-term debt, payables and Total Capital. As of February 29, 1996 and November 30, 1995, short-term debt was $0.9 billion and $1.0 billion, respectively. On February 29, 1996 and November 30, 1995, there was no commercial paper outstanding.

The Company maintains uncommitted lines of credit with a broad range of banks and financial institutions from which it draws funds in a variety of currencies. Uncommitted lines consist of facilities that the Company has been advised are available but for which no contractual lending obligations exist.

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

At February 29, 1996 and November 30, 1995, Total Capital consisted of the following:

                                                     February 29,   November 30,
                                                        1996          1995

    Long-term debt:
     Senior notes ................................         $  379         $  420
     Subordinated indebtedness ...................          3,279          3,077
                                                           ------         ------
                                                            3,658          3,497
                                                           ------         ------
Stockholder's equity:
     Common equity ...............................          1,963          2,028
                                                           ------         ------
Total Capital ....................................         $5,621         $5,525
                                                           ======         ======


During the three months ended February 29, 1996, the Company issued $200 million in long-term debt, which was $156 million in excess of its maturing debt. These issuances were primarily utilized to refinance current and prefund expected maturities of long term debt in 1996.

At February 29, 1996, the Company had approximately $825 million available for issuance of debt securities under various shelf registrations.

The Company's common stockholder's equity decreased by $65 million to $1,963 million at February 29, 1996 from $2,028 million at November 30, 1995 due to the payment of dividends to Holdings partially offset by the retention of earnings.

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

                                                                 LBI
                                                     Short-term    Long-term**

Duff & Phelps Credit Rating Co. .................         D-1           A/A-
Fitch Investors Service Inc. ....................         F-1           A/A-
IBCA ............................................         A1            A/A-
Moody's .........................................         P2            A3*/Baa1
S&P + ...........................................         A-1           A+*/A
Thomson BankWatch ...............................         TBW-1         A/A-


  * Provisional ratings on shelf registration
** Senior/subordinated
+  Long term ratings outlook revised to negative on September 21, 1994

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

 Specific Business Activities and Transactions

         The  following  sections  include   information  on  specific  business
activities of the Company which affect overall liquidity and capital resources:

         High Yield Securities. The Company underwrites, trades, invests and makes markets in high yield corporate debt securities. The Company also syndicates, trades and invests in loans to below investment grade companies. For purposes of this discussion, high yield debt securities are defined as securities or loans to companies rated as BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans which, in the opinion of management, are non-investment grade. Non-investment grade securities generally involve greater risks than investment grade securities due to the issuer's creditworthiness and the liquidity of the market for such securities. In addition, these issuers have higher levels of indebtedness, resulting in an increased sensitivity to adverse economic conditions. The Company recognizes these risks and aims to reduce market and credit risk through the diversification of its products and counterparties. High yield debt securities are carried at market value and unrealized gains or losses for these securities are reflected in the Company's consolidated statement of operations. The Company's portfolio of such securities at February 29, 1996 and November 30, 1995 included long positions with an aggregate market value of approximately $1.0 billion and $940 million, respectively, and short positions with an aggregate market value of approximately $103 million and $72 million, respectively. The portfolio may from time to time contain concentrated holdings of selected issues. The Company's largest high yield position was $58 million and $47 million at February 29, 1996 and at November 30, 1995, respectively.

         Westinghouse. In May 1993, the Company and Westinghouse Electric Corporation ("Westinghouse") entered into a partnership to facilitate the disposition of Westinghouse's commercial real estate portfolio, valued at approximately $1.1 billion, to be accomplished substantially through securitizations, asset sales and mortgage remittances. The Company's original investment in the partnership was approximately $136 million. The Company also advanced approximately $750 million of financing to the partnership in 1993, which has subsequently been repaid in its entirety from proceeds related to the disposition of the real estate assets. In August 1995, the Company agreed to purchase the partnership interests owned by Westinghouse. The Company also entered into an agreement to sell a portion of its partnership interests to an affiliate of Lennar Inc., a third party mortgage servicer, so that the Company and Lennar Inc. would own 75% and 25%, respectively, of the partnership. The Company's net investment in the partnership at February 29, 1996 is $120 million. As a result of its increased ownership percentage, the Company's consolidated financial statements at February 29, 1996 include the accounts of the partnership. The partnership expects to substantially liquidate the remaining real estate assets by the end of 1996.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Noncore Activities and Investments. In March 1990, the Company discontinued the origination of partnerships (the assets of which are primarily real estate) and investments in real estate. Currently, Holdings and the Company act as a general partner for approximately $4 billion of partnership investment capital and manage the remaining real estate investment portfolio. At February 29, 1996, the Company had $28 million of commitments and contingent liabilities under guarantees and credit enhancements, net of applicable reserves. In certain circumstances, the Company provides financial and other support and assistance to such investments to maintain investment values. There is no contractual requirement that the Company continue to provide this support.

         Non-core activities and investments have declined 53% since November 30, 1995. Management's intention with regard to noncore assets is the prudent liquidation of these investments as and when possible.

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

Macmillan, Inc. v. Bishopsgate Investment Trust, Shearson Lehman Brothers Holdings Plc. et al. (Reported in LBI's Annual Report on Form 10-K)

         The House of Lords has denied Macmillan's request for leave to appeal.

Sinochem (USA) Inc. v. Lehman Brothers Inc. et al. (Reported in LBI's Annual Report on Form 10-K)

         Prior to the filing of defendants' answer and counterclaims, the parties settled this dispute. The case has been dismissed.

Leetate Smith. et al. v. Merrill Lynch . et al. (Reported in LBI's Annual Report on Form 10-K)

         On September 28, 1995, a class action complaint was filed in the Superior Court for the State of California in Orange County (the "State Court Complaint"). The State Court Complaint was brought purportedly on behalf of the same class as the complaint filed in the federal court and asserts the same claims, except that it does not include a claim under Section 10(b) of the Exchange Act of 1934. Certain of the defendants, including LBI, (the "Settling Defendants") have reached separate agreements in principle to settle all claims, which will be subject to court approval; and the parties are documenting those settlements. Plaintiffs have agreed to adjourn the Settling Defendants time to answer or respond to the State Court Complaint indefinitely. The plaintiffs have subsequently voluntarily dismissed the action in federal court.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM 1   LEGAL PROCEEDINGS (Continued)

Actions Relating to First Capital Holdings Inc. (Reported in LBI's Annual Report on Form 10-K)

         American Express Shareholder Action and American Express Derivative Action. On March 14, 1996, the parties executed a Stipulation of Settlement to resolve both cases. On March 16, the plaintiffs proceeded to obtain court approval of that settlement by filing with the court a motion for an order preliminarily approving the settlement.

Easton & Co. v. Mutual Benefit Life Insurance Co., et al.; Easton & Co. v. Lehman Brothers Inc. (Reported in LBI's Annual Report on Form 10-K)

         On or about March 1, 1996, LBI entered into a Stipulation of Settlement covering both Easton I and Easton II. The settlement is subject to approval by the N.J. District Court. In connection with the settlement, the class in Easton II is to be expanded to include purchasers of one of the fixed-rate bond issues (the "Banyan Bay" bonds), who purchased their bonds between March 28, 1991 and April 18, 1991, and who still held those bonds as of July 16, 1991.

Warren D. Chisum, et al. v. Lehman Brothers Inc. et al.

         On February 28, 1994 a purported class action was filed in the United States District Court for the Northern District of Texas. An amended complaint was filed on December 15, 1994. The amended complaint names LBI and two former EFH employees as defendants. The complaint alleges that defendants violated
Section 10(b) of the Exchange Act and RICO, breached their fiduciary duties and the limited partners' contract and committed fraud in connection with the origination, sale and operation of nine EFH net lease real estate limited partnerships. Plaintiffs seek: (i) to certify a class of all persons who purchased limited partnership interests in the nine partnerships at issue, (ii) unspecified damages, plus interest or rescission, (iii) treble damages, (iv) punitive damages and (v) accounting and attorneys' fees. On April 2, 1996 the Court filed an opinion and order certifying the litigation as a class action, consisting of all persons who purchased interests in the nine EFH net lease limited partnerships.


Actions Relating to the Sales and Marketing of Limited Partnerships

         Subsequent to a January 26, 1996 article in the Wall Street Journal entitled "SEC, Brokers Study Pact on Partnerships," various putative class actions were filed in different state courts relating to the sales and marketing of limited partnerships by E.F. Hutton & Co. and Shearson and their affiliates during the 1980's.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM 1   LEGAL PROCEEDINGS (Continued)

         Under the terms of an agreement between American Express and Holdings, American Express has agreed to indemnify Holdings for liabilities which it may incur in connection with any action relating to any business conducted by The Balcor Company, a former Lehman Brothers subsidiary ("Balcor") in which Holdings is named as a parent company or control person of Balcor. Holdings believes that some of the allegations in certain of the actions described below are covered by this indemnity.

         Nancy Sword, et al. v. Lehman Brothers Holdings, Inc., et al. On February 6, 1996, a purported class action apparently asserted on behalf of all persons (with certain exceptions) who invested in the various limited partnerships, was filed in the Circuit Court for the City of Baltimore, Maryland. The complaint names Holdings, E.F. Hutton & Company, Inc. and two limited partnerships as defendants. The complaint alleges claims for fraud, negligent misrepresentation, breach of fiduciary duty, unjust enrichment, conversion and an accounting based on purportedly false and misleading sales practices employed by the defendants to promote investments in the limited partnerships. On March 21, 1996, the defendants removed the action to the United States District Court for the District of Maryland. The complaint seeks (i) class certification; (ii) unspecified compensatory damages; (iii) punitive damages; (iv) disgorgement or restitution; and (v) attorneys' fees.

         Ronald Ressner, et al. v. Lehman Brothers Inc., et al. On March 7, 1996, a purported class action, asserted on behalf of all persons (with certain exceptions) who invested in limited partnerships sold by LBI or its predecessors between January 1, 1984 and the date of the complaint, was filed in the Court of Chancery for New Castle County, Delaware. The complaint names LBI and the general partners of certain limited partnerships as defendants. The complaint alleges that the defendants breached fiduciary duties by, among other things, using false and misleading sales practices to promote investments in limited partnerships. The complaint seeks (i) class certification; (ii) a declaration that defendants breached their fiduciary duties; (iii) other equitable relief; and (iv) attorneys' fees.

         Lawrence Green, et al. v. Lehman Brothers, Inc., et al. On March 29, 1996, a purported class action, asserted on behalf of all persons (with certain exceptions) who invested in limited partnerships organized and offered by LBI or its predecessors between January 1, 1982 and the date of the complaint, was filed in the Court of Chancery for New Castle County, Delaware. The complaint names LBI, American Express and the general partners of certain limited partnerships as defendants. The complaint alleges that the defendants breached fiduciary duties by, among other things, using false and misleading sales practices to promote investments in limited partnerships. The complaint seeks
(i) class certification; (ii) a declaration that defendants breached their fiduciary duties; (iii) other equitable relief; and (iv) attorneys' fees.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM 1   LEGAL PROCEEDINGS (Continued)

         Raymond Masri v. Lehman Brothers, Inc. et al. On or about February 28, 1996, a purported class action, asserted on behalf of all persons (with certain exceptions) who invested in limited partnerships organized and offered by LBI or its predecessors or certain affiliates between January 1981 and the date of the complaint, was filed in the Supreme Court of the State of New York, New York County. The complaint names LBI, Smith Barney Holdings Inc., twenty-six Balcor-originated limited partnerships and three Shearson-originated limited partnerships as defendants. The complaint alleges claims for fraud, negligent misrepresentation, breach of fiduciary duty and breach of the implied covenant of good faith and fair dealing under customer agreements and limited partnership agreements based on purportedly false and misleading sales practices employed by the defendants to promote investments in limited partnerships. The complaint seeks (i) class certification; (ii) unspecified compensatory damages; (iii) punitive damages; (iv) disgorgement or restitution; and (v) attorneys' fees.

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



                                    LEHMAN BROTHERS INC.
                                    (Registrant)





Date:  April 15, 1996               By  /s/ Richard S. Fuld, Jr.
                                    ---------------------------
                                    Richard S. Fuld, Jr.
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Principal Executive Officer)




Date:    April 15, 1996             By  /s/ Charles B. Hintz
                                    -----------------------
                                    Charles B. Hintz
                                    Chief Financial Officer
                                    (Principal Financial Officer)

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


Exhibit 12. Computation in Support of Ratio of Earnings to Fixed Charges

Exhibit 27. Financial Data Schedule

 Exhibit 12



                      LEHMAN BROTHERS INC. and SUBSIDIARIES
          COMPUTATION in SUPPORT of RATIO of EARNINGS to FIXED CHARGES
                              (Dollars in millions)


                                                            For the Year Ended                Ended          Ended          Ended
                                                              Ended December 31,            November 30,   November 30, February 29,

                                                      1991           1992          1993          1994           1995           1996

  Interest expense:
   Subordinated indebtedness .............       $   231        $   210        $   192        $   184        $   204       $    52
    Bank loans and other
      borrowings* .........................         4,068          4,363          4,393          5,661          9,750         2,940
    Interest component of
     rentals of office and
     equipment ............................           64             64             62             27             25             5
other adjustments***                                  88            127             101            53              2
   TOTAL (A) .............................       $ 4,451        $ 4,764        $ 4,748        $ 5,925        $ 9,981       $ 2,997
                                                  =======        =======        =======        =======        =======       =======

Earnings:
  Pre-tax income (loss) from
    continuing operations .................       $   283        $   319        $  (146)       $     1        $    78       $    78
  Fixed charges ...........................         4,451          4,764          4,748          5,925          9,981         2,997
  Other adjustments*** ....................           (69)           (68)           (68)           (52)           (1)

    TOTAL (B) .............................       $ 4,665        $ 5,015        $ 4,534        $ 5,874        $10,058       $ 3,075
                                                  =======        =======        =======        =======        =======       =======
(B / A) ...................................         1.05           1.05           ****           ****          1.01            1.01


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

**** Earnings were inadequate to cover fixed charges and would have had to increase approximately $214 million in 1993 and $51 million in 1994 in order to cover the deficiencies.
