Form 10-Q
period 1996-07-15
LEHMAN BROTHERS INC//
filed 1996-07-15
CIK 728586

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ]             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 1996

                                       OR

[     ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

                          Commission file number 1-6817

                              Lehman Brothers Inc.
             (Exact Name of Registrant As Specified In Its Charter)

          Delaware                                          13-2518466
(State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation)

   3 World Financial Center
   New York, New York                                   10285
   (Address of principal                               Zip Code)
   executive offices)

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

As of July 12, 1996 1,006 shares of the Registrant's Common Stock, par value $.10 per share, were issued and outstanding.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES

                                    FORM 10-Q

                       FOR THE QUARTER ENDED MAY 31, 1996

                                      INDEX

Part I.           FINANCIAL INFORMATION                             Page Number

    Item 1.     Financial Statements - (unaudited)

                     Consolidated Statement of Operations -
                       Three and Six Months Ended May 31, 1996
                       and 1995   .........................................   3

                     Consolidated Statement of Financial Condition -
                       May 31, 1996 and November 30, 1995 ................... 5

                     Consolidated Statement of Cash Flows -
                       Six Months Ended May 31, 1996
                       and 1995   ......................................      7

                     Notes to Consolidated Financial Statements........       9

    Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations............  14

Part II.          OTHER INFORMATION

         Item 1.      Legal Proceedings     ...............................  26

         Item 6.      Exhibits and Reports on Form 8-K ....................  27

Signatures........................................................           28
EXHIBIT INDEX         ...................................................... 29

Exhibits

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT of OPERATIONS
                                   (Unaudited)
                                  (In millions)

                                                         Three months ended
                                                        May 31,          May 31,
                                                         1996             1995
                                                   -------------     -----------
Revenues
    Principal transactions                           $    287           $   182
    Investment banking                                    182               112
    Commissions                                            77               107
    Interest and dividends                              2,555             2,576
    Other                                                   6                14
                                                       ------           -------
         Total revenues                                 3,107             2,991
     Interest expense                                   2,492             2,504
                                                        -----             -----
         Net revenues                                     615               487
                                                       ------             -----
Non-interest expenses
     Compensation and benefits                            303               267
     Brokerage, commissions and clearance fees             52                48
     Communications                                        24                31
     Professional services                                 21                19
     Business development                                  18                21
     Occupancy and equipment                               17                21
     Depreciation and amortization                         13                16
     Management fees                                       20                48
     Other                                                 52                28
                                                      -------           -------
          Total non-interest expenses                     520               499
                                                       ------            ------
Income before taxes                                        95               (12)
      Provision for (benefit from) income taxes            40               (12)
                                                      -------            ------
Net income                                             $ 55             $     0
                                                       ====              =======


                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT of OPERATIONS
                                   (Unaudited)
                                  (In millions)

                                                         Six months ended
                                                      May 31,            May 31,
                                                       1996               1995
                                                   ------------        ---------
Revenues
    Principal transactions                          $   586              $  339
    Investment banking                                  334                 221
    Commissions                                         158                 200
    Interest and dividends                            5,083               4,989
    Other                                                14                  22
                                                    -------             -------
         Total revenues                               6,175               5,771
     Interest expense                                 4,953               4,833
                                                      -----               -----
         Net revenues                                 1,222                 938
                                                      -----               ------
Non-interest expenses
     Compensation and benefits                          617                 447
     Brokerage, commissions and clearance fees           99                  99
     Communications                                      50                  64
     Professional services                               38                  44
     Business development                                38                  43
     Occupancy and equipment                             37                  44
     Depreciation and amortization                       27                  33
     Management fees                                     44                 100
     Other                                               99                  74
                                                    -------              ------
          Total non-interest expenses                 1,049                 948
                                                      -----               -----
Income before taxes                                     173                 (10)
      Provision for (benefit from) income taxes          73                 (15)
                                                    -------              ------
Net income                                           $  100             $     5
                                                  ==========             =======


                 See notes to consolidated financial statements.


                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)
                                  (In millions)

                                     ASSETS

                                                                                   May 31,   November 30,
                                                                                    1996        1995
Cash and cash equivalents ......................................................   $   250   $   287

Cash and securities segregated and on deposit
  for regulatory and other purposes ............................................       530       785

Securities and other financial instruments owned:
    Governments and agencies ...................................................    16,824    14,038
    Corporate obligations and other contractual commitments ....................     7,261     8,115
    Certificates of deposit and other money market instruments .................     3,331     2,958
    Mortgages and mortgage-backed ..............................................     2,105     3,182
    Corporate stocks and options ...............................................     1,859     2,856
                                                                                   -------   -------
                                                                                    31,380    31,149
                                                                                   -------   -------
Collateralized short-term agreements:
    Securities purchased under agreements to resell ............................    32,104    25,982
    Securities borrowed ........................................................    19,290    16,562

Receivables:
    Brokers, dealers and clearing organizations ................................     3,409     2,719
    Customers ..................................................................     4,437     2,219
    Others .....................................................................     6,691     2,175

Property, equipment and leasehold improvements
  (net of accumulated depreciation and amortization
  of $480 in 1996 and $455 in 1995) ............................................       307       333

Deferred expenses and other assets .............................................       185       219

Excess of cost  over  fair  value of net  assets  acquired  (net of  accumulated amortization of $90 in 1996
  and $86 in 1995) .............................................................       170       174
                                                                                    -------   -------
                                                                                    $98,753  $82,604
                                                                                    =======   =======


                 See notes to consolidated financial statements.



                      LEHMAN BROTHERS INC. and SUBSIDIARIES
            CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (Continued)
                                   (Unaudited)
                        (In millions, except share data)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                                   May 31,      November 30,
                                                                                    1996           1995
                                                                                    ----           ----
Commercial paper and short-term debt ...........................................   $  4,776    $  1,008
Securities and other financial instruments sold but not yet purchased:
   Governments and agencies ....................................................      6,647       6,477
   Corporate obligations and other contractual commitments .....................      3,389       3,403
   Corporate stocks and options ................................................      1,484       1,195
                                                                                   --------    --------
                                                                                     11,520      11,075
                                                                                   --------    --------
Collateralized short-term financings:
     Securities sold under agreements to repurchase ............................     51,833      41,900
     Securities loaned .........................................................      6,473       2,649

Advances from Holdings and other affiliates ....................................      7,374       8,418

Payables:
    Brokers, dealers and clearing organizations ................................      3,486       4,467
    Customers ..................................................................      5,445       5,733

Accrued liabilities and other payables .........................................      1,975       1,829
Long-term debt:
    Senior notes ...............................................................        272         420
    Subordinated indebtedness ..................................................      3,594       3,077
                                                                                   --------    --------
          Total liabilities ....................................................     96,748      80,576
                                                                                   --------    --------

Commitments and contingencies

Stockholder's equity:
     Preferred stock, $.10 par value; 10,000 shares authorized;
         none outstanding
     Common stock, $.10 par value; 10,000 shares authorized; 1,006 shares issued and outstanding in 1996 and 1995
     Additional paid-in capital ................................................      2,230       2,353
     Foreign currency translation adjustment ...................................          3           3
     Accumulated deficit .......................................................       (228)       (328)
                                                                                   --------    --------
          Total stockholder's equity ...........................................      2,005       2,028
                                                                                   --------    --------
          Total liabilities and stockholder's equity ...........................   $ 98,753    $ 82,604
                                                                                   ========    ========

                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)


                                                              Six months ended
                                                              May 31,    May 31,
                                                              1996         1995
                                                             ------      -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...................................................$    100 $      5
Adjustments to reconcile income to net cash (used in)
    provided by operating activities:
       Depreciation and amortization .........................      27       33
       Provisions for losses and other reserves ..............      21       15
       Other adjustments .....................................      11        8
    Net change in:
       Cash and securities segregated ........................     255      509
       Receivables from brokers, dealers and clearing
          organizations ......................................    (690)     455
       Receivables from customers ............................  (2,218)  (1,554)
       Securities purchased under agreements to resell .......  (6,122)     269
       Securities borrowed ...................................  (2,728) (10,644)
       Securities and other financial instruments owned ......    (231)   2,196
       Payables to brokers, dealers and clearing organizations    (981)   1,837
       Payables to customers .................................    (288)   2,683
       Accrued liabilities and other payables ................     116     (223)
       Securities sold under agreements to repurchase ........   9,933     (641)
       Securities loaned .....................................   3,824    5,940
       Securities and other financial instruments sold but
           not yet purchased .................................     445      155
       Other operating assets and liabilities, net ...........  (4,477)     796
                                                              --------  --------

     Net cash (used in) provided by operating activities .....$ (3,003)$  1,839
                                                              ========  --------



                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS -- (Continued)
                                   (Unaudited)
                                  (In millions)

                                                             Six months ended
                                                          May 31,        May 31,
                                                           1996          1995
                                                           ----          ----

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments of senior notes                    $  (146)       $   (90)
   Proceeds from issuance of subordinated indebtedness       775
   Principal payments of subordinated indebtedness          (261)           (63)
   Net proceeds from (payments for) commercial paper and   3,768           (671)
     short-term debt
   Decrease in advances from Holdings
     and other affiliates                                 (1,044)          (709)
   Dividends and capital distributions paid                 (123)          (212)
                                                         -------         ------
     Net cash provided by (used in) financing activities   2,969         (1,745)
                                                          ------         ------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, equipment and
     leasehold improvements                                   (3)           (11)
                                                        --------         ------
  Net cash used in investing activities                       (3)           (11)
                                                        --------         ------
  Net change in cash and cash equivalents                    (37)            83
                                                         -------        -------
  Cash and cash equivalents, beginning of period             287            361
                                                         -------         ------
       Cash and cash equivalents, end of period          $   250         $  444
                                                         =======         ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)

             Interest paid totaled $4,883 and $4,863 for the six months ended May 31, 1996 and 1995, respectively. Income taxes paid totaled $17 and $4 for the six months ended May 31, 1996 and 1995, respectively.




                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation:

         The consolidated financial statements include the accounts of Lehman Brothers Inc., a registered broker-dealer ("LBI") and subsidiaries (LBI together with its subsidiaries, the "Company"). LBI is a wholly owned subsidiary of Lehman Brothers Holdings Inc. ("Holdings"). LBI is one of the leading global investment banks serving institutional, corporate, government and high-net-worth individual clients and customers. The Company's worldwide headquarters in New York are complemented by offices in additional locations in North America, Europe, the Middle East, Latin and South America and the Asia Pacific region. Holdings provides investment banking and capital markets services in Europe and Asia. The Company is engaged primarily in providing financial services. The Company also operates a commodities trading and sales operation in London. All material intercompany accounts and transactions have been eliminated in consolidation. The Company's financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") with respect to the Form 10-Q and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures which are normally required under generally accepted accounting principles have been omitted. The Consolidated Statement of Financial Condition at November 30, 1995 was derived from the audited financial statements. It is recommended that these financial statements be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the twelve months ended November 30, 1995 (the "Form 10-K").

         The nature of the Company's business is such that the results of any interim period may vary significantly from quarter to quarter and may not be indicative of the results to be expected for the fiscal year. Certain amounts reflect reclassifications to conform to the current period's presentation.

2.  Borrowings:

         During the six months ended May 31, 1996, the Company issued $775 million of fixed-rate subordinated indebtedness with maturities ranging from 2001 to 2006. These issuances have been effectively converted to floating rate obligations, based on the London Interbank Offered Rates ("LIBOR") through the use of interest rate swaps. In addition, $407 million of long-term debt matured during the six months ended May 31, 1996.

3.  Capital Requirements:

         As a registered broker-dealer, LBI is subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At May 31, 1996, LBI's regulatory net capital, as defined, of $1,746 million exceeded the minimum requirement by $1,621 million. The Company's triple-A rated derivatives subsidiary, Lehman Brothers Financial Products Inc., has established certain capital and operating restrictions which are reviewed by various rating agencies.

         Repayment of subordinated indebtedness and certain advances and dividend payments by LBI are restricted by the regulations of the SEC and other regulatory agencies. In addition, certain instruments governing the indebtedness of LBI contractually limit its ability to pay dividends.

4.  Derivative Financial Instruments:

         In the normal course of business, the Company enters into derivative transactions both in a trading capacity and as an end user. Acting in a trading capacity, the Company enters into derivative transactions to satisfy the needs of its clients and to manage the Company's own exposure to market and credit risks resulting from its trading activities in cash instruments (collectively, "Trading Related Derivative Activities"). For a further discussion of the Company's derivative related activities, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Financial Instruments and Derivatives" and Note 13 to the Consolidated Financial Statements, included in the Form 10-K.

Trading-Related  Derivative Activities

         The Company records its Trading-Related Derivative Activities on a mark-to-market basis with realized and unrealized gains (losses) recognized in principal transactions in the Consolidated Statement of Operations. The Company records unrealized gains and losses on derivative contracts on a net basis in the Consolidated Statement of Financial Condition for those transactions with counterparties executed under a legally enforceable master netting agreement. Listed in the following table is the fair value and average fair value of the Company's Trading Related Derivative Activities (in millions):

                                                                  Average Fair
                                                                    Value*
                                               Fair Value*     Six Months Ended
                                               May 31, 1996       May 31, 1996
                                             ------------         ------------
                                               Assets   Liabil-  Assets  Liabil-
                                                        ities             ities
- - -----------------------------------------------------------------------------
Interest rate and currency swaps and options
     (including caps, collars and floors) ........$3,388  $1,530  $3,098  $1,673
Foreign exchange forward contracts and options ...   781   1,510     707   1,513
Options on other fixed income securities,
     mortgage-backed securities forward contracts
     and options .................................   251     229     255     227
Equity contracts (including equity swaps, warrants
     and options) ................................    32      24      60      43
Commodity Contracts (including swaps, forwards,
     and options) ................................    45      50      39      50
                                                      --------------------------

Total ............................................$4,497  $3,343  $4,159  $3,506


* Amounts represent carrying value (exclusive of collateral) and do not include receivables or payables related to exchange traded futures contracts.

                     LEHMAN BROTHERS INC. and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             Average Fair Value*
                                                               Twelve Months
                                             Fair Value*           Ended
                                            November 30,         November 30,
                                                1995               1995
                                        -----------------      -----------------
                                               Assets  Liabi-    Assets   Liabi-
                                                       lities             lities
- - --------------------------------------------------------------------------------
Interest rate and currency swaps and options
     (including caps, collars and floors) ........$2,672   $2,248  2,692  $2,060
Foreign exchange forward contracts and options ...   893    1,171  1,173   1,226
Options on other fixed income securities,
     mortgage-backed securities forward contracts
     and options .................................   188      151     182    172
Equity contracts (including equity swaps, warrants
     and options) ................................    40       31      42     17
Commodity Contracts (including swaps, forwards,
     and options) ................................    39       51      67     60
                                                      --------------------------

Total ............................................$3,832   $3,652  $4,156 $3,535
                                                  ------------------------------

* Amounts represent carrying value (exclusive of collateral) and do not include receivables or payables related to exchange traded futures contracts.

         Assets included in the table above represent the Company's unrealized gains, net of unrealized losses for which the Company has a master netting agreement. Therefore, the fair value of assets related to derivative contracts at May 31, 1996 represents the Company's net receivable for derivative financial instruments before consideration of collateral. Included within this amount was $4,465 million and $32 million, respectively, related to OTC and exchange-traded contracts.

         With respect to OTC contracts, the Company's views its net credit exposure to be $3,066 million at May 31, 1996, representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of collateral of $1,399 million. Presented below is an analysis of the Company's net credit exposure for OTC contracts based upon internal designations of counterparty credit quality.

                                                                       1996
Counterparty                         S&P/Moody's                    Net Credit
 Risk Rating                           Equivalent
Exposure
       1                            AAA/Aaa                              19%
       2                            AA-/Aa3 or higher                    22%
       3                            A-/A3 or higher                      45%
       4                            BBB-/Baa3 or higher                  10%
       5                            BB-/Ba3 or higher                     3%
       6                            B+/B1 or lower                        1%
- - --------------------------------------------------------------------------------

         These designations are based on actual ratings made by external rating agencies or by equivalent ratings established and utilized by the Company's Corporate Credit Department.


         The Company is also subject to credit risk related to its exchange traded derivative contracts. Credit risk for exchange traded contracts differs from OTC related contracts. The Company's credit exposure for OTC contracts represents the unrealized gain from various counterparties for the duration of the contract. Exchange traded contracts, including futures and options, are transacted directly on the exchange. To protect against the potential for a default, all exchange clearing houses impose net capital requirements for their membership. Additionally, the exchange clearing house requires counterparties to futures contracts to post margin upon the origination of the contract and for any changes in the market value of the contract on a daily basis (certain foreign exchanges extend settlement to three days).
Therefore, the potential for losses from exchange-traded products is limited.

5.  Other Commitments and Contingencies:

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

         As a leading global investment bank, risk is an inherent part of all of the Company's businesses and activities. The extent to which the Company properly and effectively identifies, assesses, monitors and manages each of the various types of risks involved in its trading (including derivatives), brokerage, and investment banking activities is critical to the success and profitability of the Company. The principal types of risks involved in the Company's activities are market risk, credit or counterparty risk, and transaction risk. Management has developed a control infrastructure to monitor and manage each type of risk on a global basis throughout the Company. For further discussion of these matters, refer to Note 15 to the Consolidated Financial Statements, in the Form 10-K.

6.  Related Party Transactions:

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

         During the six months ended May 31, 1996, the Company paid $123 million to Holdings as a return of capital.

7.   Incentive Plans:

         In June 1996, the Compensation and Benefits Committee of the Board of Directors of Holdings (the "Compensation Committee") approved the 1996 Stock Award Program (the "1996 Program"), pursuant to the Lehman Brothers Holdings Inc. Employee Incentive Plan ("EIP"). Under the 1996 Program, eligible employees of Holdings and the Company are to receive, subject to vesting provisions and transfer restrictions, approximately five million restricted stock units ("RSUs"). These RSUs will vest 80% on July 1, 1997 and 20% on July 1, 2001. Effective during the second quarter of 1996, a total of 20 million shares of common stock may be subject to awards under the EIP. Through July 15, 1996, approximately eleven million shares have been awarded, consisting of approximately seven million RSUs for both the 1996 Program and for new hires as part of Holdings and the Company's recruitment efforts 1.4 million options granted in 1995 and approximately 2.7 million options granted in 1996 to certain senior officers. It is expected that the share requirements for these awards will be met by repurchasing shares in the open market.

         In addition, members of the Corporate Management Committee ("CMC") and certain senior officers are eligible to receive RSUs based on the achievement of 1996 performance goals, with approximately one million RSUs expected to be awarded in total under the 1996 Management Ownership Plan (the "1996 Plan") and the EIP. The 1996 Plan was approved by shareholders of Holdings on April 10, 1996.

         In the second quarter of 1996, Holdings granted approximately 0.8 million options under the 1996 Plan to members of the Corporate Management Committee ("CMC") at an average market price on the dates of grant of $24.06 (the "1996 Options"). The 1996 Options become exercisable in four and one half years and expire five years after grant date; exercisability is accelerated ratably in one-third increments at such time as the closing price of the common stock meets, or exceeds, $28.00, $30.00 and $32.00 for 30 consecutive trading days. If a minimum target price is not reached and maintained for the specified period in the four and one half year period following issuance, the award recipients may then exercise all of their options thereafter. Also, in the second quarter, Holdings granted approximately 2.7 million options under the EIP to certain senior officers (which are included in the eleven million referred to in the first paragraph of this footnote) at an average market price on the dates of grant of $24.19, with provisions similar to the 1996 Options. No compensation expense has been recognized for these stock options as all have been issued at the market price of the common stock on the date of the respective grant.

         Also in the second quarter of 1996, Holdings awarded performance stock units ("PSUs") under the 1996 Plan to members of the CMC and under the EIP to certain senior officers as part of a four-year long-term incentive award. The number of PSUs which may be earned, if any, is dependent upon achievement of certain performance levels within a two-year period. At the end of the performance period, any PSUs earned will convert one-for-one to RSUs which then vest at the end of the fourth year. The compensation cost for the estimated number of RSUs that may eventually become payable in satisfaction of PSUs is accrued over the combined performance and vesting period and added to common stock issuable.

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

         By mid February, 1996, investor concerns about stronger economic data, raising the possibility of no further interest rate reductions by the U.S. Federal Reserve Bank, caused a significant correction in the U.S. fixed income market and a general increase in interest rates. Despite this change in interest rates, the overall market environment in the second quarter remained reasonably favorable. Investors were active in purchasing new issue products that offered a spread to Treasuries, such as corporate, asset-backed and mortgage-backed bonds, in order to achieve their performance benchmarks. The increase in investor demand created a high level of customer volume in the U.S. debt market, while strong customer demand and favorable spreads drove more issuers into the market, resulting in an extremely high level of debt syndicate activity.

         Late in the second quarter of 1996, the tone in the U.S. fixed income market became decidedly more negative. Investors reflected the uncertainty of a possible Federal Reserve tightening by becoming less active in general and more defensive. Fixed income underwriting continued at a reasonable pace as issuers accelerated financing in anticipation of higher interest rates later in the year. The equity market, meanwhile, continued to exhibit strength as positive cash flows into mutual funds provided a strong underpinning for both trading and syndicate activity. Recent strength in the U.S. economy has created a more volatile market environment in terms of heightening inflationary expectations and a general increase in interest rates; these factors may impact corporate profitability and equity valuations, going forward.

         The second quarter's record levels of merger and acquisition activity, reflecting strategic purchases, restructurings, spin-offs and growth in cross-border transactions continued into the third quarter. Transaction volumes are expected to remain strong for the remainder of the year.





Note: Except for the historical information contained herein, the Business Environment and Specific Business Activities and Transactions sections of this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that discuss the risks and uncertainties involved in the Company's business.

                     LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations
For the Three Months Ended May 31, 1996 and May 31, 1995

         The Company reported net income of $55 million for the second quarter ended May 31, 1996 and net income of less than $1 million for the second quarter ended May 31, 1995. The improved results for 1996 reflect stronger earnings and enhanced margins which resulted from the fifth consecutive quarter of higher revenues, amid a period of generally improved market conditions.

         Net revenues increased to $615 million for the second quarter of 1996 from $487 million for the second quarter of 1995 and $607 million for the first quarter of 1996. The increase in net revenues reflected continued strengthening in the Company's customer flow and trading activities in a number of fixed income and equity product areas and improved investment banking results. The increase in investment banking revenues over the second quarter of 1995 reflected a strengthening in underwriting volumes and improved corporate finance advisory revenues.

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

         Net revenues from the Company's market-making and trading activities in fixed income and equity products are recognized as either principal transactions or net interest revenues depending upon the method of financing and/or hedging related to specific inventory positions. The Company evaluates its trading strategies on an overall profitability basis which includes both principal transactions revenues and net interest. Therefore, changes in net interest should not be viewed in isolation but should be viewed in conjunction with revenues from principal transactions. Net interest revenues were $63 million for the second quarter of 1996 and $72 million for the second quarter of 1995. This decrease was attributed to changes in the mix of the Company's assets and an increase in interest bearing liabilities. Partially offsetting the decrease are higher spreads on certain U.S. government matched book financing transactions.

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


Three Months Ended May 31, 1996

                                                                       Principal
                                                                      Transactions and                 Investment
                                                                       Net Interest     Commissions    Banking     Other       Total
- - ------------------------------------------------------------------------------------------------------------------------------------
Fixed Income .....................................................        $ 319         $  13        $  68        $   1        $ 401
Equity ...........................................................           37            60           60            1          158
Corporate Finance Advisory .......................................                                      47                        47
Merchant Banking .................................................           (5)                         7                         2
Asset Management .................................................           (1)            4                         4            7
                                                                                                                               -----
                                                                          $ 350         $  77        $ 182        $   6        $ 615
                                                                                                                               -----


Three Months Ended May 31, 1995

                                                                       Principal
                                                                      Transactions and               Investment
                                                                       Net Interest     Commissions  Banking      Other        Total
- - ------------------------------------------------------------------------------------------------------------------------------------
Fixed Income .....................................................        $ 239         $  23        $  40        $   8        $ 310
Equity ...........................................................           21            78           24            1          124
Corporate Finance Advisory .......................................                                      36                        36
Merchant Banking .................................................           (7)                        12                         5
Asset Management .................................................            1             6                         5           12
                                                                                                                               -----
                                                                          $ 254         $ 107        $ 112        $  14        $ 487
- - ------------------------------------------------------------------------------------------------------------------------------------

         Fixed Income. The Company's fixed income net revenues reflect customer flow activities (both institutional and high-net-worth retail), secondary trading, debt underwriting, syndicate and financing activities related to fixed income products. Fixed income products include government securities, mortgage- and asset-backed securities, money market products, dollar- and non-dollar corporate debt securities, emerging market securities, municipal securities, financing (global access to debt financing sources including repurchase and reverse repurchase agreements), foreign exchange, commodities and fixed income derivative products. Fixed income net revenues increased 29% to $401 million for the second quarter of 1996 from $310 million for the second quarter of 1995. Fixed income revenues improved versus the prior year quarter despite the volatility that affected the fixed income markets for much of the quarter and the significant rise in U.S. interest rates which saw a 83 basis point rise in the two year treasury note and a 52 basis point rate increase on the 30 year treasury bond. The improvement in the second quarter results over the prior year reflected the stronger syndicate calendar in 1996 and improved customer flow and net trading results (principal transactions and net interest) from a number of fixed income products including mortgages, governments, emerging markets and firm financing. Investment banking revenues, as a component of fixed income revenues, increased to $68 million for 1996 from $40 million for 1995 due to a strengthening in origination volumes and an improved mix of underwriting revenues.

         Equity.  Equity net revenues  reflect  customer flow  activities  (both institutional and high-net-worth retail), secondary trading, equity underwriting, equity finance and arbitrage activities. The Company's equity net revenues increased 27% to $158 million for 1996 from $124 for 1995, reflecting the favorable equity markets which saw record inflows of capital into mutual funds, generally improved trading volumes on exchanges and favorable valuations which continued to drive syndicate activities. Investment banking revenues, as a component of equity revenues, increased to $60 million for 1996 from $24 million for 1995 due to an increase in the number of lead and co-managed equity related underwritings.

         Corporate Finance Advisory. Corporate finance advisory net revenues, classified in the Consolidated Statement of Operations as a component of investment banking revenues, result primarily from fees earned by the Company in its role as strategic advisor to its clients. This role primarily consists of advising clients on mergers and acquisitions, divestitures, leveraged buyouts, financial restructurings, and a variety of cross-border transactions. The net revenues for corporate finance advisory were $47 million in 1996 and $36 million in 1995. This increase reflected continued strength in the merger and acquisition market environment. The Company ended the second quarter with a strong transaction pipeline, which stood at $50 billion in terms of total dollar value.

         Merchant Banking. The Company is the general partner for four merchant banking partnerships, including three institutional funds and one employee investment vehicle. Current merchant banking investments held by the partnerships include both publicly traded and privately held companies diversified on a geographic and industry basis. At May 31, 1996 the Company's investment in such merchant banking partnerships, for which the Company acts as a general partner, was $91 million. There are no remaining commitments to these partnerships.

         Merchant banking net revenues primarily represent the Company's proportionate share of net realized and net unrealized gains and losses from the sale and revaluation of investments held by the partnerships. Such amounts are classified in the Consolidated Statement of Operations as a component of investment banking revenues. Merchant banking net revenues also reflect the related net interest expense relating to the financing of the Company's investment in the partnerships. Merchant banking revenues for the second quarter of 1996 were $2 million versus $5 million for the second quarter of 1995, reflecting a reduction in the net gains recognized on the publicly traded investments held by the partnerships.

         Asset Management. Revenues from asset management activities decreased to $7 million for 1996 from $12 million for 1995. Asset Management revenues primarily consist of fees from the management of various funds, commissions from the sale of funds to customers and fees from the management of certain accounts for institutions and high-net-worth individuals.

         Non-Interest Expenses. Non-interest expenses were $520 million for the second quarter of 1996 and $499 million for the second quarter of 1995. Compensation and benefits expense was $303 million for the second quarter of 1996 and $267 million for the second quarter of 1995 consistent with higher levels of business activities in the current year quarter.

         Non-compensation and benefits expenses were $217 million for 1996 and $232 million for 1995. Non-compensation and benefits expenses in 1996 and 1995 includes management fees of $20 million and $48 million, respectively, which have been allocated by Holdings to the Company.

         Income Taxes. For the second quarter of 1996, the Company's income tax provision was $40 million on pretax earnings of $95 million, resulting in an effective tax rate of 42%. For the second quarter of 1995, the Company reported a tax benefit of $12 million on a pretax loss of $12 million. The effective tax rates for these periods differ from the statutory U.S. federal income tax rate as a result of state taxes and tax benefits attributable to income subject to preferential treatment.

Results of Operations
For the Six Months Ended May 31, 1996 and May 31, 1995

         The Company reported net income of $100 million for the six months ended May 31, 1996 and net income of $5 million for the six months ended May 31, 1995. The improved results for 1996 reflect stronger earnings and enhanced margins, amid a period of generally improved market conditions.

         Net revenues increased to $1,222 million for the six months of 1996 from $938 million for the six months of 1995. The increase in net revenues reflected continued strengthening in the customer flow and trading activities in a number of fixed income and equity product areas and improved investment banking results. The increase in revenues from investment banking in 1996 reflected a significant strengthening in underwriting volumes and improved corporate finance advisory revenues.

         Net interest revenues were $130 million for the six months of 1996 and $156 million for the six months of 1995. This decrease was attributed to changes in the mix of the Company's assets and an increases in interest bearing liabilities. Partially offsetting the decrease is an increase in the volume and spreads on fixed income matched book transactions.


Six Months Ended May 31, 1996

                                       Principal
                                   Transactions and                        Investment
                                     Net Interest        Commissions         Banking         Other         Total
- - ------------------------------------------------------------------------------------------------------------------------------
Fixed Income ...............       $  670                  $   30            $  131       $    4           $  835
Equity .....................           53                     119               101            3              276
Corporate Finance Advisory .                                                     87                            87
Merchant Banking ...........           (7)                                       15                             8
Asset Management ...........                                    9                              7               16

                                   $  716                  $  158            $  334       $   14           $1,222



Six Months Ended May 31, 1995

                                       Principal
                                   Transactions and                        Investment
                                      Net Interest      Commissions          Banking        Other          Total

Fixed Income .................    $  469                 $    46            $   62        $  10           $  587
Equity .....................          37                     143                44            2              226
Corporate Finance Advisory .                                                    75                            75
Merchant Banking ...........          (9)                                       40                            31
Asset Management ...........          (2)                     11                             10               19
                                                                                                                              ------
                                  $  495                  $  200            $  221       $   22           $  938
- - -----------------------------------------------------------------------------------------------------------------------------

         Fixed Income. Fixed income net revenues increased 42% to $835 million for the six months ended May 31, 1996 from $587 million for the six months ended May 31, 1995. Fixed income revenues for 1996 were improved versus 1995 primarily as a result of favorable market conditions which led to improved investment banking results and greater contributions from customer flow and trading activities in a number of fixed income products including governments, mortgages, emerging markets and high grade corporate bonds. Investment banking revenues, as a component of fixed income revenues, increased to $131 million for 1996 from $62 million for 1995 due to a strengthening in origination volumes and an improved mix of underwriting revenues.

         Equity. The Company's equity net revenues increased 22% to $276 million for 1996 from $226 for 1995. Investment banking revenues, as a component of equity revenues, increased to $101 million for 1996 from $44 million for 1995 due to a stronger syndicate calendar which resulted in an increase in the number of lead and co-managed equity related underwritings.

         Corporate Finance Advisory. The net revenues for corporate finance advisory were $87 million in 1996 and $75 million in 1995. The environment for merger and acquisition activity during 1996 was strong as a result of heightened industry and cross-border consolidation.

         Merchant Banking. Merchant banking net revenues for the 1996 were $8 million versus $31 million for 1995, reflecting a reduction in the net gains recognized on the publicly traded investments held by the partnerships.

         Asset Management. Revenues from asset management activities decreased to $16 million for 1996 from $19 million for 1995. These revenues primarily consist of fees from the management of various funds, commissions from the sale of funds to customers and fees from the management of certain accounts for institutions and high-net-worth individuals.

         Non-Interest Expenses. Non-interest expenses were $1,049 million for the six months of 1996 and $948 million for the six months of 1995. Compensation and benefits expense was $617 million for the 1996 and $447 million for the 1995 consistent with higher levels of business activities in the current year quarter.

         Non-compensation and benefits expenses were $432 million for 1996 and $501 million for 1995. Non-compensation and benefits expenses in 1996 and 1995 includes management fees of $44 million and $100 million, respectively, which have been allocated by Holdings to the Company.

         Income Taxes. For the six months ended May 31, 1996, the Company's income tax provision was $73 million on pretax earnings of $173 million, resulting in an effective tax rate of 42%. For the six months of 1995, the Company reported a tax benefit of $15 million on a pretax loss of $10 million. The effective tax rate for these periods differ from the statutory U.S. federal income tax rate as a result of state taxes and tax benefits attributable to income subject to preferential treatment.

Liquidity and Capital Resources


The Company's total assets increased to $98.8 billion at May 31, 1996 from $82.6 billion at November 30, 1995. The increase in total assets is primarily attributable to an increase in financing activities in both fixed income and equity, as well as an increase in government and agency positions.

The Company's balance sheet is highly liquid and consists primarily of cash and cash equivalents, securities and other financial instruments owned which are marked-to-market daily and collateralized short-term financing agreements. As the Company's primary activities are based on customer flow transactions, the Company experiences a rapid asset turnover rate. In addition, the highly liquid nature of these assets provides the Company with flexibility in financing and managing its business. The overall size of the Company's total assets and liabilities fluctuates from time to time and at specific points in time (such as calendar quarter ends) may be higher than fiscal quarter ends.

Funding and Capital Policies

The Firm's Finance Committee which includes senior officers from key areas of the Company, is responsible for establishing and managing the funding and liquidity policies of the Company. This includes recommendations for balance sheet size as well as the allocation of balance sheet to product areas as determined by internal profitability models and return on equity targets. The primary goal of the Company's funding principles as set by the Finance Committee are to provide sufficient liquidity and availability of funding sources throughout all market environments.

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

The Company's liquidity contingency plans are continually reviewed and updated as the Company's asset/liability mix and liquidity requirements change. Additionally, the Company periodically tests its secured and unsecured credit facilities to ensure availability and operational readiness. The Company's liquidity and Total Capital policies are designed to ensure that the Company can meet its funding needs over a wide range of economic, credit and market environments. The Company met all liquidity and Total Capital policy requirements at May 31, 1996.

                     LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Short-Term Funding

Each of the company's businesses  is  required  to fund  its  products primarily  through  global collateralized  financings.  There are two  principal
business  areas which are responsible  for  these  efforts,   Lehman   Brothers'
Fixed Income Financing ("Financing") and Equity Finance. Financing works in conjunction with the institutional fixed income sales and trading professionals to provide financing to customers and the Company through the repurchase markets. Equity Finance provides a similar function in the equity markets typically through securities loaned/securities borrowed transactions. The ability of the Company to leverage its global market expertise and distribution capabilities are key to a successful financing effort. The
amount  of  the  Company's   collateralized borrowing  activities will vary
reflecting changes in the mix and overall levels of  securities  and  other
financial   instruments   owned  and  global  market conditions.  However,  at
all times, the majority of the Company's assets are funded with collateralized borrowing sources.

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

At May 31, 1996 and at November 30, 1995, $70 billion and $56 billion, respectively, of the Company's total balance sheet was financed using collateralized borrowing sources. The remainder of the financing for the balance sheet was comprised of commercial paper and short-term debt, payables and Total Capital. As of May 31, 1996 and November 30, 1995, commercial paper and short-term debt was $4.8 billion and $1.0 billion, respectively. Of these amounts, commercial paper outstanding at May 31, 1996 was $68 million with an average maturity of 27 days. At November 30, 1995, there was no commercial paper outstanding.

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

At May 31, 1996 and November 30, 1995, Total Capital consisted of the following:

                                               May 31,            November 30,
Long-term debt:                                 1996                    1995
                                           --------------           ----------
     Senior notes                              $  272                  $  420
     Subordinated indebtedness                  3,594                   3,077
                                                -----                   -----
                                                3,866                   3,497
                                                -----                   -----
Stockholder's equity:
     Common equity                              2,005                   2,028
                                                -----                   -----
Total Capital                                  $5,871                  $5,525
                                               ======                  ======

During the six months ended May 31, 1996, the Company issued $775 million in long-term debt, which was $368 million in excess of its maturing debt. These issuances were primarily utilized to refinance current and prefund expected maturities of long term debt in 1996.

At May 31, 1996, the Company had approximately $250 million available for issuance of debt securities under various shelf registrations.

The Company's common stockholder's equity decreased by $23 million to $2,005 million at May 31, 1996 from $2,028 million at November 30, 1995 due to the payment of dividends to Holdings partially offset by the retention of earnings.

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

                                     LBI
                                 Short-term           Long-term**
- - --------------------------------------------------------------------------------
Duff & Phelps Credit Rating Co.    D-1                A/A-
Fitch Investors Service Inc.       F-1                A/A-
IBCA                               A1                 A/A-
Moody's                            P2                 A3*/Baa1
S&P +                              A-1                A+*/A
Thomson BankWatch                  TBW-1              A/A-
- - --------------------------------------------------------------------------------
  * Provisional ratings on shelf registration
** Senior/subordinated
+  Long term ratings outlook revised to negative on September 21, 1994

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

 Specific Business Activities and Transactions

         The  following  sections  include   information  on  specific  business
activities of the Company which affect overall liquidity and capital resources:

         High Yield Securities. The Company underwrites, trades, invests and makes markets in high yield corporate debt securities. The Company also syndicates, trades and invests in loans to below investment grade companies. For purposes of this discussion, high yield debt securities are defined as securities or loans to companies rated as BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans which, in the opinion of management, are non-investment grade. Non-investment grade securities generally involve greater risks than investment grade securities due to the issuer's creditworthiness and the liquidity of the market for such securities. In addition, these issuers have higher levels of indebtedness, resulting in an increased sensitivity to adverse economic conditions. The Company recognizes these risks and aims to reduce market and credit risk through the diversification of its products and counterparties. High yield debt securities are carried at market value and unrealized gains or losses for these securities are reflected in the Company's consolidated statement of operations. The Company's portfolio of such securities at May 31, 1996 and November 30, 1995 included long positions with an aggregate market value of approximately $992 million and $940 million, respectively, and short positions with an aggregate market value of approximately $208 million and $72 million, respectively. The portfolio may from time to time contain concentrated holdings of selected issues. The Company's largest high yield position was $100 million and $47 million at May 31, 1996 and at November 30, 1995, respectively.

         Westinghouse. In May 1993, the Company and Westinghouse Electric Corporation ("Westinghouse") entered into a partnership to facilitate the disposition of Westinghouse's commercial real estate portfolio, valued at approximately $1.1 billion, to be accomplished substantially through securitizations, asset sales and mortgage remittances. In 1995, the Company purchased the partnership interest owned by Westinghouse and sold an additional interest to an affiliate of Lennar Inc., (Lennar), a third party mortgage servicer. Currently, the Company and Lennar hold 75% and 25% of the partnership, respectively. Following the increase in ownership percentage, the partnership has been consolidated in the Company's Statement of Financial Position. The Company's net investment in the partnership at May 31, 1996 is $78 million. The partnership expects to substantially liquidate the remaining real estate by the end of 1996. The Company's original investment in the partnership was approximately $136 million. The Company also advanced approximately $750 million of financing to the partnership in 1993, which has subsequently been repaid in its entirety from proceeds related to the disposition of the real estate assets.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Noncore  Activities  and  Investments.   In  March  1990,  the  Company
discontinued the origination of limited partnership syndications (the assets of which are primarily real estate) and investments in real estate. Currently, Holdings and the Company act as a general partner for approximately $4 billion of partnership investment capital and manage the remaining real estate investment portfolio. At May 31, 1996, the Company had $26 million of commitments and contingent liabilities under guarantees and credit enhancements, net of applicable reserves. In certain circumstances, the Company provides financial and other support and assistance to such investments to maintain investment values. There is no contractual requirement that the Company continue to provide this support.

         Non-core activities and investments have declined 57% since November 30, 1995. Management's intention with regard to noncore assets is the prudent liquidation of these investments as and when possible.

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

Actions Relating to First Capital Holdings Inc. (Reported in LBI's Annual Report on Form 10-K and First Quarter Report on Form 10-Q)

         At a hearing on June 24, 1996, the Court orally gave final approval to the settlement of the American Express Shareholder Action and the American Express Derivative Action.

Easton & Co. v. Mutual Benefit Life Insurance Co., et al.; Easton & Co. v. Lehman Brothers Inc. (Reported in LBI's Annual Report on Form 10-K and First Quarter Report on Form 10-Q)

         LBI, together with the other defendants in Easton I and Easton II, has agreed to settle both cases, subject to court approval.

Lehman Brothers Commercial Corporation and Lehman Brothers Special Financing Inc. v. Minmetals International Non-Ferrous Metals Trading Company (Reported in LBI's Annual Report on Form 10-K)

         On June 24, 1996, the court granted the motion of LBCC and LBSF to file an amended complaint naming CNM as an additional defendant.

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



                                                 LEHMAN BROTHERS INC.
                                                   (Registrant)





Date:  July 15, 1996               By          /s/ Richard S. Fuld, Jr.
                                            ---------------------------
                                            Richard S. Fuld, Jr.
                                            Chairman of the Board and
                                            Chief Executive Officer
                                            (Principal Executive Officer)




Date:    July 15, 1996             By          /s/ Charles B. Hintz
                                            -----------------------
                                            Charles B. Hintz
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.        Exhibit
- - -----------        -------



Exhibit 12.        Computation in Support of Ratio of Earnings to Fixed Charges

Exhibit 27.        Financial Data Schedule

                                                              Exhibit 12



                                        LEHMAN BROTHERS INC. and SUBSIDIARIES
                             COMPUTATION in SUPPORT of RATIO of EARNINGS to FIXED CHARGES
                                                (Dollars in millions)

                                                                                               For the        For the       For the
                                                     For the Year                          Eleven Months    Twelve Months Six Months
                                                         Ended                                 Ended             Ended        Ended
                                                    December 31,                           November 30,     November 30,     May 31,
                                          --------------------------------------------     ------------     ------------    -------
                                                   1991           1992            1993         1994             1995           1996
  Interest expense:
    Subordinated indebtedness ............      $    231       $    210       $    192       $    184       $    204       $    104
    Bank loans and other
      borrowings* ........................         4,068          4,363          4,393          5,661          9,750          4,849
    Interest component of rentals
      of office and equipment ............            64             64             62             27             25              9
  Other adjustments** ....................            88            127            101             53              2              4
                                                --------       --------       --------       --------       --------       --------


    TOTAL (A) ............................      $  4,451       $  4,764       $  4,748       $  5,925       $  9,981       $  4,966
                                                ========       ========       ========       ========       ========       ========

Earnings:
  Pre-tax income (loss) from
    continuing operations ................      $    283       $    319       $   (146)      $      1       $     78        $   173

  Fixed charges ..........................         4,451          4,764          4,748          5,925          9,981          4,966
  Other adjustments*** ...................           (69)           (68)           (68)           (52)            (1)            (4)
                                                --------       --------       --------       --------       --------       --------

    TOTAL (B) ............................      $  4,665       $  5,015       $  4,534       $  5,874       $ 10,058       $  5,135
                                                ========       ========       ========       ========       ========       ========
(B / A) ..................................          1.05           1.05           ****           ****           1.01           1.03


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

                                                            Exhibit 27