Form 10-Q
period 1996-10-15
LEHMAN BROTHERS INC//
filed 1996-10-15
CIK 728586

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


         [ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1996

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

As of October 11, 1996 1,006 shares of the Registrant's Common Stock, par value $.10 per share, were issued and outstanding.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES

                                    FORM 10-Q

                      FOR THE QUARTER ENDED AUGUST 31, 1996

                                      INDEX

Part I.    FINANCIAL INFORMATION                                   Page Number

  Item 1.  Financial Statements - (unaudited)

                Consolidated Statement of Operations -
                  Three and Nine Months Ended August 31, 1996
                  and 1995                                                  3


                Consolidated Statement of Financial Condition -
                  August 31, 1996 and November 30, 1995                     5

                Consolidated Statement of Cash Flows -
                  Nine Months Ended August 31, 1996
                  and 1995                                                  7

                       Notes to Consolidated Financial Statements           9

  Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations               14

Part II.          OTHER INFORMATION

  Item 1.  Legal Proceedings                                               28

  Item 6.  Exhibits and Reports on Form 8-K                                31

Signatures                                                                 32

EXHIBIT INDEX                                                              33

Exhibits

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT of OPERATIONS
                                   (Unaudited)
                                  (In millions)

                                                          Three months ended
                                                   August 31,         August 31,
                                                     1996                 1995
                                                 -------------       -----------
Revenues
    Principal transactions                            $    85           $   159
    Investment banking                                    189               186
    Commissions                                            65               100
    Interest and dividends                              2,717             2,634
    Other                                                     1               7
                                                       --------        --------
         Total revenues                                 3,057             3,086
     Interest expense                                   2,614             2,525
                                                        -----             -----
         Net revenues                                     443               561
                                                       ------             -----
Non-interest expenses
     Compensation and benefits                            267               306
     Brokerage, commissions and clearance fees             51                47
     Communications                                        24                29
     Occupancy and equipment                               20                20
     Business development                                  17                18
     Professional services                                 16                17
     Depreciation and amortization                         13                15
     Management fees                                        7                24
     Other                                                 38                24
                                                       ------           -------
          Total non-interest expenses                     453               500
                                                        -----            ------
Income (loss) before taxes                                (10)               61
      Provision for (benefit from) income taxes           (10)               22
                                                        -----            ------
Net income (loss)                                     $     0            $   39
                                                      =======            ======





                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT of OPERATIONS
                                   (Unaudited)
                                  (In millions)

                                                         Nine months ended
                                                 August 31,           August 31,
                                                    1996                 1995
                                               -------------          ---------
Revenues
    Principal transactions                         $  671              $  498
    Investment banking                                523                 407
    Commissions                                       223                 300
    Interest and dividends                          7,800               7,623
    Other                                              15                  29
                                                   ------             -------
         Total revenues                             9,232               8,857
     Interest expense                               7,567               7,358
                                                    -----               -----
         Net revenues                               1,665               1,499
                                                    -----               -----
Non-interest expenses
     Compensation and benefits                        884                 753
     Brokerage, commissions and clearance fees        150                 146
     Communications                                    74                  93
     Occupancy and equipment                           57                  64
     Business development                              55                  61
     Professional services                             54                  61
     Depreciation and amortization                     40                  48
     Management fees                                   51                 124
     Other                                            137                  98
                                                   ------             -------
          Total non-interest expenses               1,502               1,448
                                                    -----               -----
Income before taxes                                   163                  51
      Provision for income taxes                       63                   7
                                                  -------            --------
Net income                                         $  100             $    44
                                                   ======             =======


                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)
                                  (In millions)

                                     ASSETS

                                                     August 31,     November 30,
                                                          1996           1995
Cash and cash equivalents                             $   357           $   287

Cash and securities segregated and on deposit
 for regulatory and other purposes                        828               785

Securities and other financial instruments owned:
 Governments and agencies                              17,748            14,038
 Corporate obligations and other contractual
   commitments                                          6,310             8,115
 Certificates of deposit and other money market
   instruments                                          2,575             2,958
 Mortgages and mortgage-backed                          2,338             3,182
 Corporate stocks and options                           2,589             2,856
                                                        -------          -------
                                                       31,560            31,149
                                                       ------             ------
Collateralized short-term agreements:
 Securities purchased under agreements to resell       26,323            25,982
 Securities borrowed                                   23,411            16,562

Receivables:
 Brokers, dealers and clearing organizations            4,738             2,719
 Customers                                              3,112             2,219
 Others                                                 6,835             2,175

Property, equipment and leasehold improvements
(net of accumulated depreciation and amortization
 of $492 in 1996 and $455 in 1995)                        293               333
Deferred expenses and other assets                        190               219

Excess of cost  over  fair  value of net  assets
  acquired (net of  accumulated amortization of $92
  in 1996  and $86 in 1995)                               168               174
                                                      ----------       ---------
                                                       $97,815          $82,604
                                                       =======           =======



                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
            CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (Continued)
                                   (Unaudited)
                        (In millions, except share data)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                     August 31,     November 30,
                                                         1996           1995
                                                     -----------      ----------

Commercial paper and short-term debt                    $  4,844       $  1,008
Securities and other financial instruments sold
  but not yet purchased:
 Governments and agencies                                  7,369          6,477
 Corporate obligations and other contractual
     commitments                                           3,104          3,403
 Corporate stocks and options                              2,245          1,195
                                                          -------        -------
                                                          12,718         11,075
                                                          ------         ------
Collateralized short-term financings:
 Securities sold under agreements to repurchase           43,449         41,900
 Securities loaned                                         9,508          2,649

Advances from Holdings and other affiliates                8,162          8,418

Payables:
 Brokers, dealers and clearing organizations               4,413          4,467
 Customers                                                 6,760          5,733

Accrued liabilities and other payables                     1,975          1,829
Long-term debt:
 Senior notes                                                212            420
 Subordinated indebtedness                                 3,793          3,077
                                                          -------         ------
          Total liabilities                               95,834         80,576
                                                          ------          ------

Commitments and contingencies

Stockholder's equity:
 Preferred stock,$.10 par value; 10,000 shares
    authorized; none outstanding
 Common stock, $.10 par value; 10,000 shares
    authorized; 1,006 shares issued and outstanding
    in 1996 and 1995
 Additional paid-in capital                            2,206              2,353
 Foreign currency translation adjustment                   3                  3
 Accumulated deficit                                    (228)              (328)
                                                        --------         -------
     Total stockholder's equity                       1,981               2,028
                                                        --------         -------
     Total liabilities and stockholder's equity          $97,815        $82,604
                                                       =======           =======




                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)


                                                             Nine months ended
                                                         August 31,   August 31,
                                                            1996         1995
                                                        ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                            $   100        $     44
  Adjustments to reconcile income to net cash (used in)
   provided by operating activities:
    Depreciation and amortization                            40              48
    Provisions for losses and other reserves                 30              22
    Other adjustments                                        15              13
   Net change in:
    Cash and securities segregated                          (43)            626
    Receivables from brokers, dealers and clearing
    organizations                                        (2,019)          1,058
    Receivables from customers                             (893)         (1,032)
    Securities purchased under agreements to resell        (341)          2,388
    Securities borrowed                                  (6,849)         (8,900)
    Securities and other financial instruments owned       (411)            249
    Payables to brokers, dealers and clearing
      organizations                                         (54)           (260)
    Payables to customers                                 1,027           3,675
    Accrued liabilities and other payables                  109            (109)
    Securities sold under agreements to repurchase        1,549             375
    Securities loaned                                     6,859           3,575
    Securities and other financial instruments sold but
        not yet purchased                                 1,643           2,684
    Other operating assets and liabilities, net          (4,625)          1,063
                                                          ------           ----

    Net cash (used in) provided by operating activities   $(3,863)       $5,519
                                                          --------        ------





                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS -- (Continued)
                                   (Unaudited)
                                  (In millions)

                                                              Nine months ended
                                                        August 31,    August 31,
                                                            996          1995
                                                     -----------------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments of senior notes                     $ (210)        $    (97)
 Proceeds from issuance of subordinated indebtedness       975              250
 Principal payments of subordinated indebtedness          (261)             (64)
 Net proceeds from (payments for) commercial paper and
   short-term debt                                       3,835             (500)
 Decrease in advances from Holdings
   and other affiliates                                   (256)          (3,808)
 Capital contributions                                       4
 Dividends and capital distributions paid                 (151)            (475)
                                                         ------          ------
   Net cash provided by (used in) financing activities   3,936           (4,694)
                                                         -----           ------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property, equipment and
   leasehold improvements                                   (3)             (16)
                                                        --------          ------
 Net cash used in investing activities                       (3)            (16)
                                                        --------          ------
 Net change in cash and cash equivalents                     70             809
                                                         -------          ------
 Cash and cash equivalents, beginning of period             287             361
                                                          ------          ------
 Cash and cash equivalents, end of period                $  357          $1,170
                                                          ======          ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)

             Interest paid totaled $7,569 and $7,400 for the nine months ended August 31, 1996 and 1995, respectively. Income taxes paid totaled $22 and $11 for the nine months ended August 31, 1996 and 1995, respectively.



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

2.  Long-Term Debt:

         During the nine months ended August 31, 1996, the Company issued $975 million of fixed-rate subordinated indebtedness with maturities ranging from 2001 to 2026. These issuances have been effectively converted to floating rate obligations, based on the London Interbank Offered Rates ("LIBOR") through the use of interest rate swaps. In addition, $471 million of long-term debt matured during the nine months ended August 31, 1996.

3.  Capital Requirements:

         As a registered broker-dealer, LBI is subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At August 31, 1996, LBI's regulatory net capital, as defined, of $1,708 million exceeded the minimum requirement by $1,616 million. The Company's triple-A rated derivatives subsidiary, Lehman Brothers Financial Products Inc., has established certain capital and operating restrictions which are reviewed by various rating agencies.

         Repayment of subordinated indebtedness and certain advances and dividend payments by LBI are restricted by the regulations of the SEC and other regulatory agencies. In addition, certain instruments governing the indebtedness of LBI contractually limit its ability to pay dividends.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                                             Average Fair Value*
                                                 Fair Value*   Nine Months Ended
                                            August 31, 1996     August 31, 1996
                                             ---------------     ---------------
                                         Assets Liabilities  Assets  Liabilities
-------------------------------------------------------------------------------
Interest rate and currency swaps and options
 (including caps, collars and floors)          $3,527   $1,693    $3,258  $1,675
Foreign exchange forward contracts and options    451      667       632     943
Options on other fixed income securities,
 mortgage-backed securities forward contracts
 and options                                      325      282       242     227
Equity contracts (including equity swaps,
 warrants and options)                             41       31        52      37
Commodity contracts (including swaps, forwards,
 and options)                                      43       38        40      46
                                               ---------------------------------

Total                                          $4,387   $2,711    $4,224  $2,928
                                               ---------------------------------

* Amounts represent carrying value (exclusive of collateral) and do not include receivables or payables related to exchange traded futures contracts.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                 Average Fair Value*
                                                                      Fair Value*               Twelve Months Ended
                                                                November 30, 1995                     November 30, 1995
                                                                -----------------                     -----------------
                                                                  Assets      Liabilities          Assets       Liabilities
---------------------------------------------------------------------------------------------------------------------------
Interest rate and currency swaps and options
     (including caps, collars and floors)                         $2,672        $2,248             $2,692        $2,060
Foreign exchange forward contracts and options                       893         1,171              1,173         1,226
Options on other fixed income securities,
     mortgage-backed securities forward contracts
     and options                                                     188           151                182           172
Equity contracts (including equity swaps, warrants
     and options)                                                     40            31                 42            17
Commodity contracts (including swaps, forwards,
     and options)                                                     39            51                 67            60
                                                                 ------------------------------------------------------

Total                                                             $3,832        $3,652             $4,156        $3,535
                                                                  -----------------------------------------------------

* Amounts represent carrying value (exclusive of collateral) and do not include receivables or payables related to exchange traded futures contracts.

         Assets included in the table above represent the Company's unrealized gains, net of unrealized losses for which the Company has a master netting agreement. Therefore, the fair value of assets related to derivative contracts at August 31, 1996 represents the Company's net receivable for derivative financial instruments before consideration of collateral. Included within this amount was $4,346 million and $41 million, respectively, related to OTC and exchange-traded contracts.

         With respect to OTC contracts, the Company's views its net credit exposure to be $3,222 million at August 31, 1996, representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of collateral of $1,124 million. Presented below is an analysis of the Company's net credit exposure for OTC contracts based upon internal designations of counterparty credit quality.

Counterparty                        S&P/Moody's                 August 31, 1996
 Risk Rating                           Equivalent                    Net Credit
Exposure
       1                         AAA/Aaa                                19%
       2                         AA-/Aa3 or higher                      23%
       3                         A-/A3 or higher                        46%
       4                         BBB-/Baa3 or higher                     9%
       5                         BB-/Ba3 or higher                       2%
       6                         B+/B1 or lower                          1%
--------------------------------------------------------------------------------

         These designations are based on actual ratings made by external rating agencies or by equivalent ratings established and utilized by the Company's Corporate Credit Department.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company is also subject to credit risk related to its exchange traded derivative contracts. Echange traded contracts are translated directly on the exchange. To protect against the potential for a default, all exchange clearing houses impose net capital requirements for their membership. Additionally, the exchange clearing house requires counterparties to futures contracts to post margin upon the origination of the contract and for any changes in the market value of the contract on a daily basis (certain foreign exchanges extend settlement to three days). Therefore, the potential for losses from exchange-traded products is limited.

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

         During the nine months ended August 31, 1996, the Company paid $151 million to Holdings as a return of capital.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Incentive Plans:


         In June 1996, the Compensation and Benefits Committee of the Board of Directors of Holdings (the "Compensation Committee") approved the 1996 Stock Award Program (the "1996 Program"), pursuant to the Lehman Brothers Holdings Inc. Employee Incentive Plan ("EIP"). Under the 1996 Program, eligible employees of Holdings and the Company are to receive, subject to vesting provisions and transfer restrictions, approximately five million restricted stock units ("RSUs"). These RSUs will vest 80% on July 1, 1997 and 20% on July 1, 2001. A total of 20 million shares of common stock may be subject to awards under the EIP. Through August 31, 1996, approximately eleven million shares have been awarded, consisting of approximately seven million RSUs for both the 1996 Program and for new hires as part of Holdings and the Company's recruitment efforts, 1.4 million options granted in 1995 and approximately 2.7 million options granted in 1996 to certain senior officers. The Company controls the dilutive impact of these awards through open market purchases.


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

         In the second quarter of 1996, Holdings granted approximately 0.8 million options under the 1996 Plan to members of the Corporate Management Committee ("CMC") at an average market price on the dates of grant of $24.06 (the "1996 Options"). The 1996 Options become exercisable in four and one half years and expire five years after grant date; exercisability is accelerated ratably in one-third increments at such time as the closing price of the common stock meets, or exceeds, $28.00, $30.00 and $32.00 for 30 consecutive trading days. If a minimum target price is not reached and maintained for the specified period in the four and one half year period following issuance, the award recipients may then exercise all of their options thereafter. Also, in the second quarter, Holdings granted approximately 2.7 million options under the EIP to certain senior officers (as previously mentioned in the 1996 Program discussion above) at an average market price on the dates of grant of $24.19, with provisions similar to the 1996 Options. No compensation expense has been recognized for any of these stock options as all have been issued at the market price of the common stock on the date of the respective grant.

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

         The favorable market environment experienced during the second half of 1995 continued into 1996. The U.S. bond market rallied, as expectations for additional easing by the U.S. Federal Reserve Bank and the possibility of a deficit reduction package positively impacted the industry as a whole. Internationally, weakness in the major European economies produced a round of interest rate cuts from a number of central banks in an effort to promote stronger economic growth. These actions led to more positive market conditions in Europe. The favorable worldwide trend in interest rates also supported strong performance in global equity markets. All of these factors led to continued strength in debt and equity underwriting volumes.

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

         Late in the second quarter of 1996, the tone in the U.S. fixed income market became decidedly more negative. Recent strength in the U.S. economy created a more volatile market environment in terms of heightened inflationary expectations and a general increase in interest rates. Investors reflected the uncertainty of a possible Federal Reserve tightening by becoming less active in general and more defensive. Fixed income underwriting continued at a reasonable pace as issuers accelerated financing in anticipation of higher interest rates later in the year. The equity market, meanwhile, continued to exhibit strength as positive cash flows into mutual funds provided a strong underpinning for both trading and syndicate activity. The second quarter realized record levels of merger and acquisition activity, reflecting strategic purchases, restructurings, spin-offs and growth in cross-border transactions.

         Investor defensiveness continued into the third quarter of 1996, particularly in the months of June and July. August experienced a more typical seasonal slowdown in capital markets' activity. The U.S. market continued to reflect concerns over higher inflation, tighter labor markets, possible wage pressures and higher commodity prices. A series of indicators on employment, price levels and growth in the economy provided mixed signals to the market place, adding to the uncertainty with regard to the direction of interest rates. Bond investors reacted to this volatility by becoming cautious and less active. The equity markets were also impacted by the interest rate volatility, as the stock market moved lower over concerns about weaker corporate earnings. Equity trading volumes were lower as flows into mutual funds slowed; and the pace of equity underwriting slowed as less liquidity in the marketplace caused issuers to postpone transactions into the fourth quarter.

         Early in the fourth quarter, market dynamics strengthened as concerns over inflation and economic growth diminished. Customer activity in the bond markets increased, and the enhanced liquidity encouraged higher underwriting volumes. Similarly, in the U.S. equity markets, renewed strength in mutual fund flows also produced higher customer trading activity, while improved valuations prompted increased equity syndicate activity. In the major global markets, prospects for lower interest rates to offset tighter fiscal policies and to encourage stronger economic growth created a favorable market environment.






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

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations
For the Three Months Ended August 31, 1996 and August 31, 1995

         The Company reported a net loss of approximately $264 thousand for the third quarter ended August 31, 1996 and net income of $39 million for the third quarter ended August 31, 1995. The results for 1996 reflect the effects of the difficult market conditions throughout the third quarter of 1996, particularly in the equity markets.

         Net revenues decreased to $443 million for the third quarter of 1996 from $561 million for the third quarter of 1995 and $615 million for the second quarter of 1996. The decrease in net revenues reflected reduced customer flow activities in governments, NASDAQ and equity listed businesses partially offset by more favorable results from fixed income derivatives and mortgages.

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

         Net revenues from the Company's market-making and trading activities in fixed income and equity products are recognized as either principal transactions or net interest revenues depending upon the method of financing and/or hedging related to specific inventory positions. The Company evaluates its trading strategies on an overall profitability basis which includes both principal transactions revenues and net interest. Therefore, changes in net interest should not be viewed in isolation but should be viewed in conjunction with revenues from principal transactions. Net interest revenues were $103 million for the third quarter of 1996 and $109 million for the third quarter of 1995. This decrease was attributed to a change in the mix of the Company's assets and a reduction of spreads on certain U.S. government matched book financing transactions.

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

Three Months Ended August 31, 1996

                           Principal
                       Transactions and                 Investment
                          Net Interest   Commissions    Banking    Other   Total
--------------------------------------------------------------------------------
Fixed Income                   $232          $  11       $  67             $310
Equity                          (40)            49          53               62
Corporate Finance Advisory                                  50               50
Merchant Banking                 (4)                        19               15
Asset Management                                 5                 $ 1        6
--------------------------------------------------------------------------------
                               $188          $  65        $189     $ 1     $443
--------------------------------------------------------------------------------


Three Months Ended August 31, 1995

                       Principal
                    Transactions and                  Investment
                     Net Interest      Commissions      Banking    Other   Total
--------------------------------------------------------------------------------
Fixed Income                $205         $  21        $ 48        $   3    $277
Equity                        63            73          64                  200
Corporate Finance Advisory     1                        49                   50
Merchant Banking              (2)                       25                   23
Asset Management               1             6                        4      11
--------------------------------------------------------------------------------
                            $268          $100        $186        $   7     $561
--------------------------------------------------------------------------------

         Fixed Income. The Company's fixed income net revenues reflect customer flow activities (both institutional and high-net-worth retail), secondary trading, debt underwriting, syndicate and financing activities related to fixed income products. Fixed income products include government securities, mortgage- and asset-backed securities, money market products, dollar- and non-dollar corporate debt securities, emerging market securities, municipal securities, financing (global access to debt financing sources including repurchase and reverse repurchase agreements), foreign exchange, commodities and fixed income derivative products. Fixed income net revenues increased 12% to $310 million for the third quarter of 1996 from $277 million for the third quarter of 1995. The improvement in the third quarter results over the prior year reflected the stronger syndicate calendar in 1996 and improved customer flow and net trading results (principal transactions and net interest) from a number of fixed income products including mortgages, fixed income derivatives, high yield and firm financing. Investment banking revenues, as a component of fixed income revenues, increased to $67 million for 1996 from $48 million for 1995 due to a strengthening in origination volumes and an improved mix of underwriting revenues.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



         Equity.  Equity net revenues  reflect  customer flow  activities  (both institutional and high-net-worth retail), secondary trading, equity underwriting, equity finance and arbitrage activities. The Company's equity net revenues decreased to $62 million for 1996 from $200 million for 1995, reflecting reduced customer flow activities and lower equity underwriting due to concerns about U.S. interest rates and corporate earnings. Declining valuations and less liquidity in the marketplace prompted many issuers to postpone transactions that had been planned for the third quarter.

         Corporate Finance Advisory. Corporate finance advisory net revenues, classified in the Consolidated Statement of Operations as a component of investment banking revenues, result primarily from fees earned by the Company in its role as strategic advisor to its clients. This role primarily consists of advising clients on mergers and acquisitions, divestitures, leveraged buyouts, financial restructurings, and a variety of cross-border transactions. The net revenues for corporate finance advisory were $50 million in 1996 and 1995. These results reflect continued strength in the merger and acquisition market environment.

         Merchant Banking. The Company is the general partner for four merchant banking partnerships, including three institutional funds and one employee investment vehicle. Current merchant banking investments held by the partnerships include both publicly traded and privately held companies diversified on a geographic and industry basis. At August 31, 1996 the Company's investment in such merchant banking partnerships, for which the Company acts as a general partner, was $86 million. There are no funding commitments to these partnerships.

         Merchant banking net revenues primarily represent the Company's proportionate share of net realized and net unrealized gains and losses from the sale and revaluation of investments held by the partnerships. Such amounts are classified in the Consolidated Statement of Operations as a component of investment banking revenues. Merchant banking net revenues also reflect the related net interest expense relating to the financing of the Company's investment in the partnerships. Merchant banking revenues for the third quarter of 1996 were $15 million versus $23 million for the third quarter of 1995, reflecting a reduction in the net gains recognized on the publicly traded investments held by the partnerships.

         Asset Management. Revenues from asset management activities decreased to $6 million for 1996 from $11 million for 1995. Asset management revenues primarily consist of fees from the management of various funds, commissions from the sale of funds to customers and fees from the management of certain accounts for institutions and high-net-worth individuals.

         Non-Interest Expenses. Non-interest expenses were $453 million for the third quarter of 1996 and $500 million for the third quarter of 1995. Compensation and benefits expense was $267 million for the third quarter of 1996 and $306 million for the third quarter of 1995 consistent with lower levels of business activities in the current year quarter.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         Non-compensation and benefits expenses were $186 million for 1996 and $194 million for 1995. Non-compensation and benefits expenses in 1996 and 1995 includes management fees of $7 million and $24 million, respectively, which have been allocated by Holdings to the Company.

         Income Taxes. For the third quarter of 1996, the Company's income tax benefit was $10 million on a pretax loss of $10 million. For the third quarter of 1995, the Company reported a tax provision of $22 million on pretax earnings of $61 million. The effective tax rates for these periods differ from the statutory U.S. federal income tax rate as a result of state taxes and tax benefits attributable to income subject to preferential treatment.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations
For the Nine Months Ended August 31, 1996 and August 31, 1995

         The Company reported net income of $100 million for the nine months ended August 31, 1996 and net income of $44 million for the nine months ended August 31, 1995. The improved results for 1996 reflect stronger earnings and enhanced margins, amid a period of generally improved market conditions.

         Net revenues increased to $1,665 million for the nine months of 1996 from $1,499 million for the nine months of 1995. The increase in net revenues reflected continued strengthening in the customer flow and trading activities in a number of fixed income and equity product areas and improved investment banking results. The increase in revenues from investment banking in 1996 reflected a significant strengthening in underwriting volumes and improved corporate finance advisory revenues partially offset by reduced merchant banking revenues.

         Net interest revenues were $233 million for the nine months of 1996 and $265 million for the nine months of 1995. Changes in net interest revenue should not be viewed in isolation, as the results of the Company's trading activities can fluctuate between either principal transactions or net interest revenues depending  upon the method of  financing  and/or  hedging  related  to  specific inventory  positions.  The  decrease  in  net  interest  revenues  was  due to a reduction of spreads on certain U.S. government matched book financing transactions and an increase in interest-bearing liabilities, partially offset by a slight increase in total interest-earning assets.

         The following table of net revenues by business unit and the accompanying discussion have been prepared in order to present the Company's net revenues in a format that reflects the manner in which the Company manages its businesses. Net revenues by business unit contain certain internal allocations, including costs, which are centrally managed.

Nine Months Ended August 31, 1996

                         Principal
                       Transactions and              Investment
                       Net Interest    Commissions   Banking    Other     Total
--------------------------------------------------------------------------------
Fixed Income                $ 902        $   42     $  198     $   3     $1,145
Equity                         12           167        154         4        337
Corporate Finance Advisory                             137                  137
Merchant Banking              (10)                      34                   24
Asset Management                             14                    8         22
--------------------------------------------------------------------------------
                            $ 904         $ 223      $ 523      $ 15     $1,665
--------------------------------------------------------------------------------

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Nine Months Ended August 31, 1995

                        Principal
                    Transactions and               Investment
                       Net Interest   Commissions    Banking      Other    Total
--------------------------------------------------------------------------------
Fixed Income              $674         $  66        $110        $  12   $   862
Equity                     100           215         109            3       427
Corporate Finance Advisory   2                       123                    125
Merchant Banking           (11)                       65            2        56
Asset Management            (2)           19                       12        29
--------------------------------------------------------------------------------
                          $763          $300        $407         $ 29    $1,499
--------------------------------------------------------------------------------

         Fixed Income. Fixed income net revenues increased 33% to $1,145 million for the nine months ended August 31, 1996 from $862 million for the nine months ended August 31, 1995, reflecting the general strengthening of the business environment in 1996. Fixed income revenues for 1996 improved versus 1995 primarily as a result of increased customer trading volumes reflecting a strengthening in the U.S. economy with a reduced federal deficit and relatively low levels of inflation. The improved market conditions resulted in a significant increase in investment banking results and greater contributions from customer flow and trading activities in a number of fixed income products including governments, mortgages, fixed income derivatives and high yield. Investment banking revenues, as a component of fixed income revenues, increased to $198 million for 1996 from $110 million for 1995 due to a strengthening in origination volumes and an improved mix of underwriting revenues.

         Equity. The Company's equity net revenues decreased 21% to $337 million for 1996 from $427 million for 1995. Equity revenues decreased in 1996 as significantly improved underwriting results were more than offset by reduced profitability from the Company's equity customer flow activities. The improved underwriting volumes reflected the favorable economic environment in 1996 with generally increased trading volumes on listed exchanges and record flows of capital into equity mutual funds.

         Corporate Finance Advisory. The net revenues for corporate finance advisory were $137 million in 1996 and $125 million in 1995. The environment for merger and acquisition activity during 1996 was strong as a result of heightened industry and cross-border consolidation.

         Merchant Banking. Merchant banking net revenues for the 1996 were $24 million versus $56 million for 1995, reflecting a reduction in the net gains recognized on the publicly traded investments held by the partnerships.

         Asset Management. Revenues from asset management activities decreased to $22 million for 1996 from $29 million for 1995. These revenues primarily consist of fees from the management of various funds, commissions from the sale of funds to customers and fees from the management of certain accounts for institutions and high-net-worth individuals.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         Non-Interest Expenses. Non-interest expenses were $1,502 million for the nine months of 1996 and $1,448 million for the nine months of 1995. Compensation and benefits expense was $884 million for the 1996 and $753 million for 1995 consistent with higher levels of business activities in the current year quarter.

         Non-compensation and benefits expenses were $618 million for 1996 and $695 million for 1995. Non-compensation and benefits expenses in 1996 and 1995 includes management fees of $51 million and $124 million, respectively, which have been allocated by Holdings to the Company.

         Income Taxes. For the nine months ended August 31, 1996, the Company's income tax provision was $63 million on pretax earnings of $163 million, resulting in an effective tax rate of 39%. For the nine months of 1995, the Company reported a tax provision of $7 million on pretax earnings of $51 million. The effective tax rate for these periods differ from the statutory U.S. federal income tax rate as a result of state taxes and tax benefits attributable to income subject to preferential treatment.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources


The Company's total assets increased to $97.8 billion at August 31, 1996 from $82.6 billion at November 30, 1995. The increase in total assets is primarily attributable to an increase in fixed income and equity financing activities.

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

Funding and Capital Policies

         The Firm's Finance Committee which includes senior officers from key areas of the Company, is responsible for establishing and managing the capital funding and liquidity policies of the Company. This includes recommendations for balance sheet size as well as the allocation of balance sheet to product areas as determined by internal profitability models including cost of capital and return on equity targets. The primary goal of the Company's funding principles as set by the Finance Committee are to provide sufficient liquidity and availability of funding sources across a wide range of market environments.

         As a policy, the Company attempts to maintain sufficient capital and funding to finance itself on a fully secured basis. The Company attempts to meet its funding requirements through a combination of collateralized short-term financings and short-term secured debt and Total Capital, (long-term debt plus stockholder's equity). In conjuction with this policy, the Company's overall liquidity objectives include maintaining a combination of excess unencumbered securities, unutilized bank lines and capital which would be available to fund less liquid assets and meet current maturities of short- and long-term unsecured borrowings.

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

         The Company's treasury area works closely with Financing and Equity Finance to develop funding plans to support the business areas, as well as to execute daily funding activities. On a daily basis, treasury is responsible for meeting any funding needs not met through Financing and Equity Finance. Treasury funding is managed globally through regional centers which have access to the capital markets though the issuance of commercial paper, as well as, access to bank credit lines and other short- and long-term debt instruments.

         At August 31, 1996 and at November 30, 1995, $66 billion and $56 billion, respectively, of the Company's total balance sheet was financed using collateralized borrowing sources. The remainder of the financing for the balance sheet was comprised of commercial paper and short-term debt, payables and Total Capital. As of August 31, 1996 and November 30, 1995, commercial paper and short-term debt was $4.8 billion and $1.0 billion, respectively. Of these amounts, commercial paper outstanding at August 31, 1996 was $5 million with an average maturity of 31 days. At November 30, 1995, there was no commercial paper outstanding.

         The Company maintains uncommitted lines of credit with a broad range of banks and financial institutions from which it draws funds in a variety of currencies. Uncommitted lines consist of facilities that the Company has been advised are available but for which no contractual lending obligation exist.

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

         At August 31, 1996 and November 30, 1995, Total Capital consisted of the following:

                                        August 31,         November 30,
Long-term debt:                            1996                1995
                                      --------------        ----------
     Senior notes                         $  212              $  420
     Subordinated indebtedness             3,793               3,077
                                           -----               -----
                                           4,005               3,497
                                           -----               -----
Stockholder's equity:
     Common equity                         1,981               2,028
                                           -----               -----
Total Capital                             $5,986              $5,525
                                          ======              ======

         During the nine months ended August 31, 1996, the Company issued $975 million in long-term debt, which was $504 million in excess of its maturing debt. These issuances were primarily utilized to refinance current and prefund expected maturities of long term debt in 1996 and 1997.

         At August 31, 1996, the Company had approximately $1.6 billion available for issuance of debt securities under various shelf registrations.

         The Company's common stockholder's equity decreased by $47 million to $1,981 million at August 31, 1996 from $2,028 million at November 30, 1995 due to the payment of dividends to Holdings partially offset by the retention of earnings.

Dependence on Credit Ratings

         The Company relies on external sources to finance a significant portion of its day-to-day operations. Access to global capital markets for short-term financing, such as commercial paper and short-term debt, senior notes and subordinated indebtedness are dependent on the Company's short- and long-term debt ratings. The current short- and long-term senior and subordinated ratings of the Company are as follows:
                                                         LBI
                                            Short-term           Long-term**
--------------------------------------------------------------------------------
Duff & Phelps Credit Rating Co.                 D-1                A/A-
Fitch Investors Service Inc.                    F-1                A/A-
IBCA                                            A1                 A/A-
Moody's                                         P2                 A3*/Baa1
S&P+                                            A-1                A+*/A
Thomson BankWatch                               TBW-1              A/A-
--------------------------------------------------------------------------------
  * Provisional ratings on shelf registration
** Senior/subordinated
+  Long term ratings outlook revised to negative on September 21, 1994

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


 Specific Business Activities and Transactions

         The  following  sections  include   information  on  specific  business
activities of the Company which affect overall liquidity and capital resources:

         High Yield Securities. The Company underwrites, trades, invests and makes markets in high yield corporate debt securities. The Company also syndicates, trades and invests in loans to below investment grade companies. For purposes of this discussion, high yield debt securities are defined as securities or loans to companies rated as BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans which, in the opinion of management, are non-investment grade. Non-investment grade securities generally involve greater risks than investment grade securities due to the issuer's creditworthiness and the liquidity of the market for such securities. In addition, these issuers have higher levels of indebtedness, resulting in an increased sensitivity to adverse economic conditions. The Company recognizes these risks and aims to reduce market and credit risk through the diversification of its products and counterparties. High yield debt securities are carried at market value and unrealized gains or losses for these securities are reflected in the Company's consolidated statement of operations. The Company's portfolio of such securities at August 31, 1996 and November 30, 1995 included long positions with an aggregate market value of approximately $768 million and $940 million, respectively, and short positions with an aggregate market value of approximately $140 million and $72 million, respectively. The portfolio may from time to time contain concentrated holdings of selected issues. The Company's largest high yield position was $44 million and $47 million at August 31, 1996 and at November 30, 1995, respectively.

         Westinghouse. In May 1993, the Company and Westinghouse Electric Corporation ("Westinghouse") entered into a partnership to facilitate the disposition of Westinghouse's commercial real estate portfolio, valued at approximately $1.1 billion, to be accomplished substantially through securitizations, asset sales and mortgage remittances. In 1995, the Company purchased the partnership interest owned by Westinghouse and sold an additional interest to an affiliate of Lennar Inc., (Lennar), a third party mortgage servicer. Currently, the Company and Lennar hold 75% and 25% of the partnership, respectively. Following the increase in ownership percentage, the partnership has been consolidated in the Company's Statement of Financial Position. The Company's net investment in the partnership at August 31, 1996 is $57 million. The partnership expects to substantially liquidate the remaining real estate by the end of 1996. The Company's original investment in the partnership was approximately $136 million. The Company also advanced approximately $750 million of financing to the partnership in 1993, which has subsequently been repaid in its entirety from proceeds related to the disposition of the real estate assets.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Noncore Activities and Investments. In March 1990, the Company discontinued the origination of limited partnership syndications (the assets of which are primarily real estate) and investments in real estate. Currently, Holdings and the Company act as a general partner for approximately $4 billion of partnership investment capital and manage the remaining real estate investment portfolio. At August 31, 1996, the Company had $8 million of commitments and contingent liabilities under guarantees and credit enhancements, net of applicable reserves. In certain circumstances, the Company has elected to provide financial and other support and assistance to such investments to maintain investment values. There is no contractual requirement that the Company continue to provide this support.

         Non-core activities and investments have declined 87% since November 30, 1995. It is management's intention to prudently liquidate noncore assets when possible.

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

Actions Relating to First Capital Holdings Inc. (Reported in LBI's Annual Report on Form 10-K and First Quarter Report on Form 10-Q)

         FCH Shareholder and Agent Actions. The parties to this action have agreed to a settlement in principle, subject to documentation and court approval.

         American Express Shareholder Action and American Express Derivative Action. On July 29 and August 5, 1996, the Court entered final judgments and orders approving the settlements and dismissing the American Express Derivative Action and the American Express Shareholder Action, respectively.

Warren D. Chisum, et al. v. Lehman Brothers Inc. et al. (Reported in LBI's First Quarter Report on Form 10-Q)

         On July 11, 1996, the Court issued a memorandum opinion and order dismissing plaintiffs' RICO claim.

Lehman Brothers Commercial Corporation and Lehman Brothers Special Financing Inc. v. China International United Petroleum and Chemical Co., Ltd. (Reported in LBI's Annual Report on Form 10-K)

         In September, 1996, the parties settled this action. The case has been dismissed.

Leetate Smith et al. v. Merrill Lynch at al. (Reported in LBI's Annual Report on Form 10-K and First Quarter Report on Form 10-Q)

         On August 8, 1996, the State Court filed an order granting preliminary approval of the settlement, subject to notice to the class and a hearing on final approval.

Actions relating to National Association of Securities Dealers Automated Quotations System "(NASDAQ") Market Maker Antitrust and Securities Litigation (Reported in LBI's Annual Report on Form 10-K )

         LBI entered into a Stipulation and Order resolving a civil complaint filed by the U.S. Department of Justice alleging that LBI and 23 other Nasdaq market makers violated Section 1 of the Sherman Act in connection with certain market making practices. In entering into the Stipulation and Order the parties agreed that the defendants would not engage in certain types of market making activities and the defendants undertook specified steps to assure compliance with their agreement. The Stipulation and Order are subject to approval by the United States District Court for the Southern District of New York following a public hearing, and if the Court approves the Stipulation and Order, the complaint will be dismissed with prejudice

MCC Proceeds Inc. v. Merrill Lynch et al. (Reported in LBI's Annual Report on Form 10-K)

         MCC Proceeds appealed the dismissal, and LBIE has responded.

1993 New York Stock Exchange Audit

         In September, 1996, LBI consented, without admitting or denying guilt, to findings by a New York Stock Exchange Hearing Panel that it failed to meet certain requirements concerning operations, reporting , recordkeeping and supervision in August 1993. LBI consented to a censure and a fine of $125,000.

Securities and Exchange Commission Administrative Proceeding

         On September 12, 1996, LBI, as successor to Shearson Lehman Brothers Inc.("Shearson"), was named as a Respondent in an administrative proceeding pursuant to Sections 15(b) and 21C of the Securities Exchange Act of 1934 ("Exchange Act"). The SEC alleged that Shearson (1) failed reasonably to supervise a registered representative, with a view to preventing his charging two clients excessive markups on fixed income securities; (2) sent erroneous customer confirmations in violation of
Section 10(b) of the Exchange Act and Rule 10b-10; and (3) failed to maintain certain required books and records. Without admitting or denying the allegations, LBI consented to (1) a censure; (2) a requirement to cease and desist from future violations of the relevant Exchange Act provisions; and (3) payment of a civil penalty of $50,000.

CBOE Proceeding

     The Chicago Board of Options Exchange reported that the Company had failed to submit exercise advices to the Exchange when two proprietary trading accounts exercised 7200 OEX calls in September 1994. Without admitting or denying the allegations, the Company paid a fine of $25,000 to settle this matter.

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



                                                          LEHMAN BROTHERS INC.
                                                              (Registrant)





Date:  October 15, 1996             By          /s/ Richard S. Fuld, Jr.
                                             ---------------------------
                                                    Richard S. Fuld, Jr.
                                                    Chairman of the Board and
                                                    Chief Executive Officer
                                                   (Principal Executive Officer)




Date:    October 15, 1996           By          /s/ Charles B. Hintz
                                             -----------------------
                                                    Charles B. Hintz
                                                    Chief Financial Officer
                                                   (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.                   Exhibit



Exhibit 12.       Computation in Support of Ratio of Earnings to Fixed Charges

Exhibit 27.       Financial Data Schedule

                                                                   Exhibit 12

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
          COMPUTATION in SUPPORT of RATIO of EARNINGS to FIXED CHARGES
                              (Dollars in millions)


                                                                                   For the           For the         For the
                                                     For the Year               Eleven Months     Twelve Months   Nine Months
                                                         Ended                      Ended             Ended           Ended
                                                    December 31,                 November 30,     November 30,    August 31,
                                        ------------------------------------     ------------     ------------    ----------
                                         1991           1992            1993         1994             1995            1996

Fixed charges:
  Interest expense:
    Subordinated indebtedness           $   231        $   210        $   192         $  184         $   204        $   160
    Bank loans and other
      borrowings*                         4,068          4,363          4,393          5,661           9,750          7,407
    Interest component of
rentals of office and equipment              64             64             62             27              25             14
  Other adjustments**                        88            127                            53                              6
                                       --------        -------           ----           --------      --------        ---------
                                                                          101                              2
                                                                                                           -
    TOTAL (A)                            $4,451         $4,764         $4,748         $5,925          $9,981         $7,587
                                         ======         ======         ======         ======          ======         ======

Earnings:
  Pre-tax income (loss) from
    continuing operations               $   283        $   319       $              $      1      $                 $   163
                                                                         (146)                            78
  Fixed charges                           4,451          4,764          4,748          5,925           9,981          7,587
  Other adjustments***                      (69)           (68)           (68)           (52)                            (5)
                                       --------       --------       --------       --------      ------           --------

    TOTAL (B)                            $4,665         $5,015         $4,534         $5,874         $10,058         $7,745
                                         ======         ======         ======         ======         =======         ======
(B / A)                                    1.05           1.05         ****           ****              1.01             1.02


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