Form 10-K405
period 1996-11-30
LEHMAN BROTHERS INC//
filed 1997-02-28
CIK 728586

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
            [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1996

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

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
--------------------------------------------------------------------------------------------
  7 5/8% Senior Subordinated Notes Due 2006              New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As the registrant is a wholly-owned subsidiary of Lehman Brothers Holdings Inc., none of the registrant's outstanding voting stock is held by non-affiliates of the registrant. As of the date hereof, 1,006 shares of the registrant's Common Stock. $.10 per share, were issued and outstanding.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND (b) OF FORM 10-K AND THEREFORE IS FILING THIS FORM WITH A PORTION OF THE REDUCED DISCLOSURE CONTEMPLATED THEREBY.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE
================================================================================

                                     PART I

ITEM 1.   BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     As used herein, "LBI" or the "Registrant" means Lehman Brothers Inc., a Delaware corporation, incorporated on January 21, 1965. LBI and its subsidiaries are collectively referred to as the "Company" or "Lehman Brothers." LBI is a wholly-owned subsidiary of Lehman Brothers Holdings Inc., a Delaware corporation, which (together with its subsidiaries, as appropriate) is referred to herein as "Holdings."

     The Company is one of the leading global investment banks serving institutional, corporate, government and high-net-worth individual clients and customers. Its executive offices are located at 3 World Financial Center, New York, New York 10285 and its telephone number is (212) 526-7000.

LEHMAN BROTHERS

     Lehman Brothers is one of the leading global investment banks serving institutional, corporate, government and high-net-worth individual clients and customers. The Company's worldwide headquarters in New York are complemented by offices in additional locations in the United States, Europe, the Middle East, Latin America and the Asia Pacific region. Holdings provides investment banking and capital markets services in Europe and Asia. The Company is engaged primarily in providing financial services. Other businesses in which the Company is engaged represent less than 10 percent of consolidated assets, revenues or pre-tax income.

     The Company's business includes capital raising for clients through securities underwriting and direct placements; corporate finance and strategic advisory services; merchant banking; securities sales and trading; research; and the trading of foreign exchange, derivative products and certain commodities. The Company and its affiliates act as market-makers in all major equity and fixed income products in both the domestic and international markets. Lehman Brothers is a member of all principal securities and commodities exchanges in the United States, as well as the National Association of Securities Dealers, Inc. ("NASD"). Holdings holds memberships or associate memberships on several principal international securities and commodities exchanges, including the London, Tokyo, Hong Kong, Frankfurt and Milan stock exchanges.

     Since 1990, Lehman Brothers has focused on a "client/customer-driven" strategy. Under this strategy, Lehman Brothers concentrates on serving the needs of major issuing and advisory clients and investing customers worldwide to build an increasing "flow" of business that leverages the Company's research, underwriting and distribution capabilities. Customer flow continues to be the primary source of the Company's net revenues. Developing long-term relationships with issuing clients and investing customers is a central premise of the Company's client/customer-driven strategy. Based on management's belief that each client and customer directs a majority of its financial transactions to a limited number of investment banks, Lehman Brothers' investment banking and institutional and private client sales professionals focus on a targeted group of clients and customers worldwide to identify and develop lead relationships. The Company believes that such relationships position Lehman Brothers to receive a substantial portion of its clients' and customers' financial business and lessen the volatility of revenues generally associated with the financial services industry.

     During 1996, Lehman Brothers and its affiliates sold a number of non-strategic businesses, including the sale of its offshore mutual funds to Legg Mason, the sale of its European branches to Prudential Securities and the sale of its domestic money market funds to Federated Investors, none of which individually or in the aggregate were material to the financial results of the Company. In addition, the Company exited certain commodities businesses. See
Note 12 to the Consolidated Financial Statements.

LEHMAN BUSINESSES

     Lehman Brothers is a leading underwriter of global fixed income and equity securities in the public and private markets. The Company is also a prominent advisor for corporations and governments around the world.

INVESTMENT BANKING

     Investment Banking professionals are responsible for developing and maintaining relationships with issuing clients, gaining a thorough understanding of their specific needs and bringing together the full resources of Lehman Brothers and Holdings to accomplish their financial objectives. Investment Banking is organized into industry, product and geographic coverage groups, enabling individual bankers to develop specific expertise in particular industries and markets. Industry coverage groups include Financial Services, Financial Sponsors, Healthcare, Industrial, Media and Telecommunications, Natural Resources and Power, Real Estate and Technology. Where appropriate, specialized product groups are partnered with the industry and geographic groups to provide tailor-made solutions for Lehman Brothers' clients. These groups include Equity Capital Markets, which include equity and equity-related securities and derivatives; Debt Capital Markets, which incorporates expertise in syndicate, liability management, derivatives and private placements; Mergers and Acquisitions; and Leveraged Finance, which includes high yield debt and bank loan syndication.

     Mergers and Acquisitions/Strategic Advisory. Lehman Brothers has a long history of providing strategic advisory services to corporate, institutional and government clients around the world on a wide range of financial matters, including mergers and acquisitions, restructurings and spin-offs, targeted stock transactions, share repurchase strategies, takeover defenses, corporate governance issues and tax optimization strategies. Linkages between strategic advisory services and the Firm's foreign exchange, derivatives and leveraged financing products are widely utilized. The Company's Mergers and Acquisitions group works closely with product, industry and geographic coverage bankers around the world. Geographically, Lehman Brothers and Holdings maintain investment banking offices in six cities within the U.S. and in sixteen cities in Europe, the Middle East, Asia and Latin America.

     Merchant Banking. The Company and its affiliates' merchant banking activities include making principal investments in partnership with clients of the Firm, raising capital from institutional investors and managing these investments until they are realized. In 1996, as part of a strategic decision to expand its merchant banking capabilities, the Firm created a separate Merchant Banking group with 20 dedicated professionals based in New York, London and Hong Kong.

     Since 1989, the Company and its affiliates' principal method of making merchant banking investments has been through a series of partnerships (the "1989 Partnerships"), for which the Company and its affiliates act as general partner, and in some cases as a limited partner. During the remaining life of the 1989 Partnerships, the Company's merchant banking activities, with respect to investments made by the 1989 Partnerships, will be directed toward selling or otherwise monetizing such investments. The Company's current merchant banking activities include investments in four partnerships, for which the Company acts as general partner. These merchant banking investments include both publicly traded and privately held companies diversified on a geographic and industry basis. At November 30, 1996, the investment in merchant banking partnerships, including the 1989 partnerships, was $99 million. The Company has no remaining commitments to these merchant banking partnerships.

FIXED INCOME

     Lehman Brothers actively participates in all key fixed income markets worldwide and maintains a 24-hour trading presence in global fixed income securities. The Company combines professionals from the distribution, research and trading areas of Fixed Income, together with investment bankers, into teams to serve the financial needs of the Company's clients and customers. The Company is a leading underwriter of new issues, and also makes markets in these and other fixed income securities. The Company's global presence facilitates client and customer transactions and provides liquidity in marketable fixed and floating rate debt securities.

     Fixed Income businesses include the following:

     Corporate Debt Securities. Lehman Brothers engages in the underwriting and market making of fixed and floating rate investment grade debt worldwide.

     Emerging Market Securities. The Company is active in the trading, structuring and underwriting of Latin American, Eastern European, and Asian dollar and local currency instruments.

     Financing. The Company's Financing unit engages in three primary functions: managing the Company's matched book activities, supplying secured financing to customers, and providing funding for the Company's activities. Matched book funding involves lending cash on a short-term basis to institutional customers collateralized by marketable securities, typically government or government agency securities. The Company enters into these agreements in various currencies and seeks to generate profits from the difference between interest earned and interest paid. The Financing unit works with the Company's institutional sales force to identify customers that have cash to invest and/or securities to pledge to meet the financing and investment objectives of the Company and its customers. Financing also coordinates with the Company's treasury area to provide collateralized financing for a large portion of the Company's securities and other financial instruments owned. In addition to its activities on behalf of its U.S. clients and customers, the Company and its affiliates are major participants in the European and Asian repurchase agreement markets, providing secured financing for the Firm's customers in those regions.

     Fixed Income Derivatives. The Company offers a broad range of derivative product services in all major currencies on a 24-hour per-day global basis. Derivatives professionals are integrated into all of the Company's fixed income areas in the response to the continued convergence of the cash and derivative markets worldwide.

     Foreign Exchange. Lehman Brothers' global foreign exchange operation provides its customers with market access and liquidity in more than 20 currencies on a 24-hour-per-day basis. With six locations worldwide, the Company and its affiliates offer its customers superior execution, market intelligence, analysis and hedging capabilities, utilizing foreign exchange as well as foreign exchange options and derivatives. In collaboration with the Firm's emerging markets unit, the Firm's foreign exchange activities have increasingly diversified into Latin America, Eastern Europe and Asian currencies. Lehman Brothers also provides advisory services to central banks, corporations, investors worldwide, structuring innovative products to fit their specific needs. The Firm makes extensive use of its worldwide macroeconomics research to advise clients on the appropriate strategies to minimize interest rate and currency risk. In addition to the Company's traditional client/customer-driven foreign exchange activities, Lehman Brothers also trades foreign exchange for its own account.

     Government and Agency Obligations. Lehman Brothers is one of the leaders among the 37 primary dealers in U.S. government securities, as designated by the Federal Reserve Bank of New York, participating in the underwriting and market-making of U.S. Treasury bills, notes and bonds, and securities of federal agencies.

     High Yield Securities and Bank Loans. The Company also underwrites and makes markets in non-investment grade debt securities and bank loans. The Company now provides a "one-stop" leveraged finance solution for corporate and financial acquirers and high yield issuers.

     Money Market Products. Lehman Brothers holds dominant market positions in the origination and distribution of medium-term notes and commercial paper. Since 1982, the Company and its affiliates have received global medium-term note mandates for 1,460 programs with a borrowing capacity of $2 trillion. The Company and its affiliates are appointed dealers for over 600 active commercial paper programs on behalf of companies and government agencies worldwide. The Company is also a major participant in the preferred stock market, managing numerous offerings of long-term and perpetual preferreds and auction rate securities.

     Mortgage and Asset-Backed Securities. The Company is a leading underwriter of and market-maker in residential and commercial mortgage- and asset-backed securities. Lehman Brothers underwrites and makes markets in the full range of U.S. agency-backed mortgage products, mortgage-backed securities, asset-backed securities and whole loan products. Internationally, the Firm has expanded its capabilities in mortgage and asset-backed securities, leases, mortgages, multi-family financing and commercial loans.

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

EQUITIES

     Lehman Brothers combines professionals from the sales, trading, investment banking and research areas of Equities, into teams to serve the financial needs of the Company's equity clients and customers. The Company's equity expertise and the integrated nature of the Company's global operations enable Lehman Brothers and its affiliates to structure and execute global equity transactions for clients worldwide. The Company is a leading underwriter of initial public and secondary offerings of equity and equity-related securities. Lehman Brothers also makes markets in these and other securities, and executes block trades on behalf of clients and customers. The Company also actively participates in assisting governments around the world in raising equity capital as part of their privatization programs.

     The Equities group is responsible for the Company's equity operations and all dollar and non-dollar equity and equity-related products worldwide. These products include listed and over-the-counter ("OTC") securities, American Depositary Receipts, convertibles, options, warrants and derivatives. The Company and its affiliates participate in the global equity and equity-related markets in all major currencies through its worldwide presence and membership in major stock exchanges, including among others, those in New York, London, Tokyo, Hong Kong, Frankfurt, Milan and Stockholm.

     Equity Derivatives. Lehman Brothers, in conjunction with affiliates, offers equity derivative capabilities across a wide spectrum of products and currencies, including domestic and international program trading, listed options and futures and structured derivatives.

     Equity Finance. Lehman Brothers maintains an extensive Equity Financing and Prime Broker business to provide liquidity to its clients and customers and supply a source of secured financing for the Firm. Margin lending for the purchase of equities and other capital markets' products as well as securities lending and short selling. The Prime Broker business engages in full operations, clearing and processing services for that unit's customers.

GLOBAL DISTRIBUTION

     Lehman Brothers' institutional and private client sales organizations encompass distinct global sales forces that have been integrated into the fixed income and equity businesses to provide investors with the full array of products and research offered by the Firm.

     Fixed Income Sales. The Firm's Fixed Income sales force is one of the largest in the industry, with close to 300 professionals in 15 locations worldwide, serving the investing and liquidity needs of major institutional investors. Employing a relationship management approach that provides superior information flow and product opportunities for the Firm's customers, the Fixed Income sales organization covers the major share of the buying power in the global fixed income markets. Further, the Firm's expertise in foreign exchange and derivatives provides customers with comprehensive solutions to their global risk management needs.

     Equity Sales. Lehman Brothers' institutional Equity sales group of over 300 professionals provides an extensive range of services to institutional investors through locations in the U.S., Europe and Asia. The Equity sales organization focuses on developing long-term relationships though a comprehensive understanding of customers' investment objectives, while providing proficient execution and consistent liquidity in a wide range of global equity securities and derivatives. For the world's largest and most active investors, the Firm has appointed senior account managers to enhance the coordination between Equity and Fixed Income sales coverage in serving these complex investors' needs.

     Private Client Sales. The Company's Private Client Services group serves the investment needs of private investors with substantial assets as well as over 1,000 mid-sized institutional accounts worldwide. The group has a global presence with investment representatives located in six offices in North America and additional offices in major financial centers in Latin America, Europe, the Middle East and Asia. Among other services, investment professionals provide their clients with direct access to fixed income, equity, foreign exchange and derivative products, as well as the Firm's research and execution capabilities, thereby serving as a valuable extension of the Firm's institutional sales force. The Private Client Services group also enables the Company's issuing clients to access a diverse, high-net-worth investor base throughout the world. The Firm also has established a comprehensive array of onshore and offshore investment vehicles, managed by multiple third parties, to broaden the range of the services and investment strategies provided to its clients.

RESEARCH

     Fixed Income Research. Fixed Income research at Lehman Brothers encompasses the full range of research disciplines: quantitative, economic, strategic, credit, portfolio and market-specific analysis. Fixed Income research is integrated with and supports the Company's investment banking, sales and trading activities. An important objective of Fixed Income research is to have in place high quality research analysts covering industry, geographic and economic sectors that support the activities of the Company's clients and customers. The department's 235 specialists provide expertise in U.S., European and Asian government and agency securities, derivatives, sovereign issues, corporate securities, high yield, asset- and mortgage-backed securities, commercial real estate, emerging market debt and municipal securities.

     Equity Research. The Equity Research department is integrated with and supports the Company's investment banking, sales and trading activities. To ensure in-depth expertise within various markets, Equity Research has established regional teams on a worldwide basis that are staffed with industry and strategy specialists. The Equity Research department is comprised of 260 professionals covering 50 industry sectors and over 1,300 companies worldwide.

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

     Asset Management. The Company and its affiliates plan to focus on sponsoring and distributing sophisticated strategic funds attractive to high-net-worth individuals and institutions.

     Proprietary Trading. In addition to its customer-flow activities, Lehman Brothers also takes proprietary positions in interest rate, foreign exchange, various securities, derivatives and commodities for its own account. The Company's proprietary trading activities bring together various research and trading disciplines allowing it to take market positions, which at times may be significant, consistent with the Company's expectations of future events (such as movements in the level of interest rates, changes in the shape of yield curves and changes in the value of currencies). The Company is subject to the risk that actual market events will be different from the Company's expectations, which may result in significant losses associated with such proprietary positions. The Company's proprietary trading activities are generally carried out in consultation with personnel from the relevant major product area (e.g., mortgages, derivatives and foreign exchange).

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

     In 1996, the Company invested in a strategic global foundation for information technology upon which all future investments in technology will be leveraged. The Company also continued to make significant investments in its employees through management training and career development initiatives.

RISK MANAGEMENT

     As a leading global investment banking company, risk is an inherent part of all of Lehman Brothers' businesses and activities. In its trading, market-making and underwriting activities, Lehman Brothers is subject to risks relating to fluctuations in market prices and liquidity of specific securities, instruments and derivative products, as well as volatility in market conditions in general. The markets for these securities and products are affected by many factors, including the financial performance and prospects of specific companies and industries, domestic and international economic conditions (including inflation, interest and currency exchange rates and volatility), the availability of capital and credit, political events (including proposed and enacted legislation) and the perceptions of participants in these markets.

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

     The Company aims to reduce risk through the diversification of its products, counterparties and activities in geographic regions. The Company accomplishes this objective by allocating the usage of capital to each of its businesses, establishing trading limits for individual products and traders, and setting credit limits for individual counterparties including regional concentrations.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Management" on pages 28-29 hereof.

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

     Since 1990, management has devoted substantial resources to reducing the Company's Non-Core Assets. Between December 31, 1990 and November 30, 1996, the Company's Non-Core Assets decreased from

$1.1 billion in 1990 to a zero carrying value at November 30, 1996, after consideration of applicable reserves. Management's intention with regard to these Non-Core Assets is the prudent liquidation of these investments as and when possible.

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

REGULATION

     The securities industry in the United States is subject to extensive regulation under both federal and state laws. LBI and certain other subsidiaries of Holdings are registered as broker-dealers and investment advisors with the Commission and as such are subject to regulation by the Commission and by self-regulatory organizations, principally the NASD and national securities exchanges such as the NYSE, which has been designated by the Commission as LBI's primary regulator, and the Municipal Securities Rulemaking Board. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. LBI is a registered broker-dealer in all 50 states, the District of Columbia and the Commonwealth of Puerto Rico. The Commission, self-regulatory organizations and state securities commissions may conduct administrative proceedings, which may result in censure, fine, the issuance of cease-and-desist orders or suspension or expulsion of a broker-dealer or an investment advisor, its officers or employees.

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

     Holdings and the Company do business in the international fixed income, equity and commodity markets and undertake investment banking activities through Holdings' subsidiaries. The U.K. Financial Services Act of 1986 (the "Financial Services Act") governs all aspects of the United Kingdom investment business, including regulatory capital, sales and trading practices, use and safekeeping of customer funds and securities, record keeping, margin practices and procedures, registration standards for individuals, periodic reporting and settlement procedures. Pursuant to the Financial Services Act, Holdings and the Company are subject to regulations administered by The Securities and Futures Authority Limited, a self regulatory organization of financial services companies (which regulates the Company's equity, fixed income, commodities and investment banking activities) and the Bank of England (which regulates its wholesale money market, bullion and foreign exchange businesses).

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

CAPITAL REQUIREMENTS

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory Capital" on page 24 hereof, and Footnote 5 of Notes to Consolidated Financial Statements.

EMPLOYEES

     As of November 30, 1996 the Company employed approximately 6,200 persons. The Company considers its relationship with its employees to be good.

ITEM 2.   PROPERTIES

     The Company's headquarters occupy approximately 932,000 square feet of space at 3 World Financial Center in New York, New York, which is owned by the Company as tenants-in-common with American Express and various other American Express subsidiaries. See Notes 10 and 12 to the Consolidated Financial Statements.

     Holdings entered into a lease for approximately 405,000 square feet for offices located at 101 Hudson Street in Jersey City, New Jersey (the "Operations Center"). The Operations Center is used by systems, operations, and certain administrative personnel and contains certain back-up trading systems. The lease term is approximately 16 years and commenced in August 1994. Approximately 63,000 square feet has been subleased in connection with a real estate restructuring.

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

Actions Relating To First Capital Holdings Inc.

     Concurrent with the bankruptcy filing of First Capital Holdings ("FCH") in May, 1991 and the conservatorship and receivership of its two life insurance subsidiaries, First Capital Life Insurance Company

("First Capital Life") and Fidelity Bankers Life Insurance Company ("Fidelity Bankers Life") (First Capital Life and Fidelity Bankers Life collectively, the "Insurance Subsidiaries"), a number of lawsuits were commenced, naming one or more of Holdings, Lehman Brothers and American Express as defendants (individually or collectively, as the case may be, the "American Express Defendants"). Some of these actions have been subsequently settled and/or dismissed. Those matters still pending are described below.

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

     On November 14, 1991, the Judicial Panel on Multidistrict Litigation issued an order transferring and coordinating for all pretrial purposes all related actions concerning the sale of FCH securities, including the Shareholder Class Action, and any future filed "tag-along" actions, to Judge John G. Davies of the United States District Court for the Central District of California (the "California District Court"). The cases are captioned In Re: First Capital Holdings Corporation Financial Products Securities Litigation. MDL Docket No.-901 (the "MDL Action").

     On January 18, 1993, an amended consolidated class action complaint (the "Third Complaint") was filed. The Third Complaint names as defendants American Express, Holdings, Lehman Brothers, a former officer and director of FCH, Robert Weingarten and his wife, Palomba Weingarten, other former FCH officers, Gerry Ginsberg and Philip A. Fitzpatrick, the six current and former outside directors of FCH, Peter Cohen, Richard Descnerer, William L. Mark, Jerome H. Miller, Jeffrey B. Lane and Robert Druskin (collectively the "Outside Directors"), Fred Buck (President of First Capital Life) and Peat Marwick. The complaint raises claims under the federal securities law and the common law of fraud and negligence. On March 10, 1993, the American Express defendants answered the Third Amended Complaint, denying its material allegations.

     On March 11, 1993, the California District Court entered an order granting class certification to the Shareholder Class. The class consists of all persons, except defendants, who purchased FCH common stock, preferred stock and debentures during the period May 4, 1988 to and including May 10, 1991. On September 4, 1996 the parties agreed to a settlement in principle, subject to documentation and court approval.

     The Virginia Commissioner of Insurance Action. On December 9, 1992, a complaint was filed in the United States District Court for the Eastern District of Virginia (the "Virginia Court") by Steven Foster, the Virginia Commissioner of Insurance (the "Commissioner") as Deputy Receiver of Fidelity Bankers Life. The Complaint names Holdings and Weingarten, Ginsberg and Leonard Gubar, a former director of FCH and Fidelity Bankers Life, as defendants. The action was subsequently transferred to California to be part of the MDL Action. The Complaint alleges that Holdings acquiesced in and approved the continued mismanagement of Fidelity Bankers Life and that it participated in directing the investment of Fidelity Bankers Life assets. The complaint asserts claims under the federal securities laws and asserts common law claims including fraud, negligence and breach of fiduciary duty and alleges violations of the Virginia Securities laws by Holdings. It allegedly seeks no less than $220 million in damages to Fidelity Bankers Life and its present and former policyholders and creditors and punitive damages. Holdings has answered the complaint, denying its material allegations. As a result of Holdings' motion for summary judgment, the court limited the damages the Commissioner may seek to less than approximately $30 million. In addition, the court transferred the case back to the Virginia Court for trial.

Easton & Co. v. Mutual Benefit Life Insurance Co., et al.; Easton & Co. v. Lehman Brothers Inc.

     Lehman Brothers was named as a defendant in two consolidated class action complaints pending in the United States District Court for the District of New Jersey (the "N.J. District Court"). Easton & Co. v. Mutual Benefit Life Insurance Co., et al. ("Easton I"), and Easton & Co. v. Lehman Brothers Inc. ("Easton II"). The plaintiff in both of these actions is Easton & Co., which is a broker-dealer located in Fort Lee, New Jersey. Both of these actions allege federal securities law claims and pendent common law claims in connection with the sale of certain municipal bonds as to which Mutual Benefit Life Insurance Company ("MBLI") has guaranteed the payment of principal and interest. MBLI is an insurance company which was placed in rehabilitation proceedings under the supervision of the New Jersey Insurance Department on or about July 16, 1991.

     Easton I was commenced on or about September 17, 1991. The litigation was purportedly brought on behalf of a class consisting of all persons and entities who purchased DeKalb, Georgia Housing Authority MultiFamily Housing Revenue Refunding Bonds (North Hill Ltd. Project), Series 1991, due November 30, 1994 (the "DeKalb Bonds") during the period from May 3, 1991 (when the DeKalb bonds were issued) through July 16, 1991. Lehman Brothers acted as underwriter for this bond issue, which was in the aggregate principal amount of $18.7 million. The complaint alleged that Lehman Brothers violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and sought damages in an unspecified amount or rescission. The complaint also alleged a common law negligent misrepresentation claim against Lehman Brothers and the other defendants.

     Easton II was commenced on or about May 18, 1992, and named Lehman Brothers as the only defendant. Plaintiff purported to bring this second lawsuit on behalf of a class composed of all persons who purchased "MBLI-backed Bonds" from Lehman Brothers during the period April 19, 1991 through July 16, 1991. The complaint alleged that Lehman Brothers violated Section 10(b) and Rule 10b-5, and seeks monetary damages in an unspecified amount, or rescission pursuant to
Section 29(b) of the Exchange Act. The complaint also contained a common law claim of alleged breach of duty and negligence. On or about February 9, 1993, the N.J. District Court granted plaintiffs' motion for class certification in Easton I. The parties agreed to certification of a class in Easton II for purchases of certain fixed-rate MBLI-backed bonds during the class period. LBI, together with the other defendants in Easton I and Easton II, has agreed to settle both cases, subject to court approval.

Warren D. Chisum, et al. v. Lehman Brothers Inc. et al.

     On February 28, 1994 a purported class action was filed in the United States District Court for the Northern District of Texas. An amended complaint was filed on December 15, 1994. The amended complaint names LBI and two former EFH employees as defendants. The complaint alleges that defendants violated
Section 10(b) of the Exchange Act and RICO, breached their fiduciary duties and the limited partners' contract and committed fraud in connection with the origination, sale and operation of nine EFH net lease real estate limited partnerships. Plaintiffs seek: (i) to certify a class of all persons who purchased limited partnership interests in the nine partnerships at issue, (ii) unspecified damages, plus interest or rescission, (iii) treble damages, (iv) punitive damages and (v) accounting and attorneys' fees. On April 2, 1996 the Court filed an opinion and order certifying the litigation as a class action, consisting of all persons who purchased interests in the nine EFH net lease limited partnerships. On July 11, 1996, the Court issued a memorandum and order dismissing plaintiffs' RICO claim. Defendants have answered the complaint and denied its material allegations.

Actions Relating to the Sales and Marketing of Limited Partnerships

     Subsequent to a January 26, 1996 article in the Wall Street Journal entitled "SEC, Brokers Study Pact on Partnerships," various putative class actions were filed in different state courts relating to the sales and marketing of limited partnerships by E.F. Hutton & Co. and Shearson and their affiliates during the 1980's. Thereafter all of these actions were consolidated into the two actions described below, or were effectively stayed while these actions proceed.

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

     In re Lehman Brothers Limited Partnership Litigation. On October 18, 1996, a purported class action was filed in the Court of Chancery of the State of Delaware in and for New Castle County on behalf of all persons who purchased units in the public, proprietary limited partnerships organized or operated by Shearson or E.F. Hutton & Co. between 1981 and the present (with certain exceptions). Defendants are LBI and 56 Lehman-affiliated general partners. The complaint alleges that defendants breached their fiduciary duties or aided and abetted such a breach by allegedly misrepresenting and or failing to disclose the nature of the risks and the status and financial condition of the partnerships; collecting excessive fees; failing to exercise due care in selecting investments for the partnerships; and recommending and selling the partnerships as suitable investments. The complaint seeks, among other things
(1) to certify the case as a class action; (2) to declare that defendants breached their duties; (3) to enjoin defendants from operating the partnerships for their own benefit; (4) to account for all profits and impose a constructive trust on them; and (5) to award compensatory damages, costs and expenses and attorneys' fees.

     Klein, et al. v. Lehman Brothers, Inc., et al. On August 30, 1996 a purported class action was filed in the Superior Court of New Jersey, Law
Division: Union County on behalf of investors in certain specified limited partnerships offered by Shearson and Balcor. Named as defendants are LBI, American Express Company, Smith Barney Holdings, Inc. and 17 Shearson limited partnerships and a number of Balcor-originated limited partnerships. The complaint alleges claims in connection with the marketing, sale, and operation of the limited partnerships for common law fraud and deceit, equitable fraud, negligent misrepresentation, breach of fiduciary duty and contract and violation of certain New Jersey statutes relating to the sale of securities. The complaint seeks compensatory damages for lost principal and interest, general damages and punitive damages, treble damages under the New Jersey statutes, and costs and attorneys' fees.

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

     Macmillan, Inc. v. Bishopsgate Investment Trust, Shearson Lehman Brothers Holdings PLC et al. This action was commenced by issuance of a writ in the High Court of Justice in London, England on or about

December 9, 1991. In this action, Macmillan sought relief virtually identical to that sought in the Berlitz action, described above. Specifically, Macmillan sought a declaration that it is the legal and beneficial owner of the disputed
10.6 million shares of Berlitz common stock, including the 1.9 million shares then held by PLC. After a trial, on December 10, 1993, the High Court of Justice handed down a judgment finding for the Company on all aspect of its defense and dismissing Macmillan's claims. On November 2, 1995, the Court of Appeal issued a preliminary judgment dismissing Macmillan's appeal. Subsequently, the House of Lords denied Macmillan's request for leave to appeal.

     MCC Proceeds Inc. v. Lehman Brothers International (Europe) This action was commenced by issuance of a writ in the High Court of Justice in London, England on July 14, 1995. In this action, MCC Proceeds Inc., as successor to Macmillan, Inc., seeks relief identical to that sought in the Berlitz action described above, but based on a legal theory which was initially pleaded but ultimately abandoned by the plaintiff in Berlitz. The High Court granted LBIE's application to dismiss the proceeding and assessed costs against MCC Proceeds. MCC Proceeds has appealed the dismissal, and LBIE has responded.

Lehman Brothers Commercial Corporation and Lehman Brothers Special Financing Inc. v. Minmetals International Non-Ferrous Metals Trading Company

     On November 15, 1994, two Lehman Brothers subsidiaries, Lehman Brothers Commercial Corporation ("LBCC") and Lehman Brothers Special Financing Inc. ("LBSF"), commenced an action against Minmetals International Non-Ferrous Metals Trading Company ("Minmetals") and China National Metals and Minerals Import and Export Company ("CNM") in the United States District Court for the Southern District of New York alleging breach of contract against Minmetals and breach of guarantee against CNM. The litigation arose from the refusal by Minmetals and CNM to honor their obligations with respect to certain foreign exchange and swap transactions. LBCC and LBSF seek to recover approximately $52.5 million from Minmetals and/or CNM. On June 26, 1995, the court granted CNM's motion to dismiss the claims against it, but also granted LBCC and LBSF leave to replead. Minmetals filed fourteen counterclaims against Lehman entities based on violations of federal securities and commodities laws and rules, and theories of fraud, breach of fiduciary duty and conversion. The court denied a motion by the Lehman counterclaim defendants to dismiss the six fraud-based counterclaims. On June 24, 1996, the court granted the motion of LBCC and LBSF to file an amended complaint naming CNM as an additional defendant. Discovery is progressing.

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

     LBI entered into a Stipulation and Order resolving a civil complaint filed by the U.S. Department of Justice alleging that LBI and 23 other NASDAQ market makers violated Section 1 of the Sherman Act in connection with certain market making practices. In entering into the Stipulation and Order the parties agreed that the defendants would not engage in certain types of market making activities and the defendants undertook specified steps to assure compliance with their agreement. The Stipulation and Order are subject to approval by the United States District Court for the Southern District of New York following a public hearing, and if the Court approves the Stipulation and Order, the complaint will be dismissed with prejudice.

Leetate Smith, et al. v. Merrill Lynch, et al.

     On September 28, 1995 a class action complaint was filed in the Superior Court for the State of California in Orange County (the "Complaint"). The Complaint was purportedly brought on behalf of purchasers of bonds, notes and other securities during the period July 1, 1992 through December 6, 1994 (the "Class Period") that were issued by Orange County or by other public entities which had funds invested in Orange County's Investment Pool (collectively the "County"). Also named as defendants are eight other broker-dealers who are, like LBI, alleged to have acted as underwriters of the County's debt securities and the five financial advisors who allegedly advised the County during the Class Period. The Complaint alleges violations of various sections of the California Corporations Code based on the alleged misstatements and omissions in the Official Statements of the debt offerings by the County primarily relating to the County's creditworthiness and ability to repay the debts. Certain of the defendants, including LBI, entered into a settlement which was approved by the state court on December 10, 1996. A parallel complaint filed in federal court was voluntarily dismissed.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Set forth on the following pages is Management's Discussion and Analysis of Financial Condition and Results of Operations for the twelve months ended November 30, 1996, the twelve months ended November 30, 1995 and the eleven months ended November 30, 1994.

BUSINESS ENVIRONMENT

     The principal business activities of Lehman Brothers Inc., a registered broker dealer ("LBI") and subsidiaries (collectively, the "Company" or "Lehman Brothers") are investment banking and securities trading and sales, which by their nature are subject to volatility, primarily due to changes in interest and foreign exchange rates and security valuations, global economic and political trends and industry competition. As a result, revenues and earnings may vary significantly from quarter to quarter and from year to year. LBI is a wholly owned subsidiary of Lehman Brothers Holdings Inc. (together with its subsidiaries, where appropriate, "Holdings").

     The favorable market environment experienced during the second half of 1995 continued through 1996. The 1995 environment was characterized by declining interest rates and improving investor demand as world markets rebounded from higher 1994 interest rates and the Mexican peso crisis. The market environment in 1996 reflected improved valuations and strong investor demand in worldwide equity markets, record levels of corporate finance advisory activities, and near record underwriting volumes.

     The 1996 U.S. fixed income markets were more volatile than in 1995. The U.S. bond market began 1996 with a strong rally, with the 30-year U.S. Treasury trading just under 6%, as investors reacted favorably to the prospects of a deficit reduction package and controlled inflation. In March the U.S. fixed income market experienced a significant correction as market data suggested unexpected strength in the U.S. economy leading to concern that the U.S. Federal Reserve Board ("Fed") would increase short-term rates. Most U.S. interest rates reached a peak in July of 1996, when a surprisingly strong unemployment report was released. In the third quarter a series of conflicting data on economic growth and inflation led to more volatile market conditions and weakened investor activity, as investors were unsure of the future direction of interest rates. In the fourth quarter investors became convinced by market data that the economy was growing slowly and that the Fed would not raise rates, which resulted in a strong rally in the U.S. bond market with heavy trading activity and a decrease in interest rates. While absolute bond market returns were lower in 1996 than 1995, customer trading activities were generally strong. The strength in customer trading activities was fueled by the bond market rallies experienced in the first and fourth quarter as well as higher trading activities in emerging market bonds and high-yield corporate bonds. These asset classes benefited from improved economic conditions in many emerging market economies and heightened demand as investors sought sectors with higher potential returns.

     The European bond markets performed particularly well in 1996. This strength was most apparent in the peripheral European economies, as these markets reacted favorably to the growing realization that European Monetary Union would take place and the significant strides made by these countries in cutting budget deficits and inflation. These factors led to a decreasing rate environment and brisk trading in 1996. Additionally, the peripheral European economies saw a significant convergence of the yields to core European markets.

     In Japan, bond markets suffered in both 1996 and 1995 from weak investor activity and declining yields as a result of continued slow economic growth. At the outset of 1996, Asian fixed income markets (excluding Japan) were adversely affected by relatively tight central bank stances on monetary policy in response to concerns about economic overheating. These markets improved toward the end of 1996, as moderate economic growth and lower inflation buoyed customer trading activities.

     The U.S. equity market saw all major stock indices reach record levels in both 1995 and 1996. Over the two year period ended November 30, 1996, the Dow Jones Industrial Average increased 74%, closing at 6,522. Listed U.S. equity trading volumes were strong in both years, with the average daily trading volume on the New York Stock Exchange reaching record levels in both 1996 and 1995. While experiencing a brief correction in July in response to concerns over increasing interest rates, the U.S. equity market, in 1996, was favorably impacted by record flows of capital into equity funds, low inflation levels, and favorable earnings prospects in the wake of the downsizing of many U.S. corporations. In 1995, the U.S. equity markets posted significant returns as valuations rebounded from the 1994 lows and investor demand strengthened in response to favorable earnings prospects and the declining interest rate environment.

     The European equity markets, while underperforming the U.S. equity market, were generally strong, with the Financial Times-Stock Exchange Eurotrack 100 Index returning 11% in 1996 and 19% in 1995. Equity trading remained brisk and valuations increased due to the declining interest rate environment and favorable prospects in light of the proposed European Monetary Union.

     In Japan, the Nikkei 225 Index rose 12% in 1996 after declining slightly in 1995; however, trading volumes weakened from 1995 levels. The Japanese equity markets benefited in the first half of 1996, as investors contributed significant amounts of overseas capital into the Japanese equity markets on expectations of stronger growth in both the economy and corporate profits. However, in the second half of 1996, investor activity weakened as bullish expectations failed to become realized and concerns grew regarding the sustainability of Japan's economic recovery into 1997. In Asia (excluding Japan), market performance was mixed: Hong Kong, Malaysia, the Philippines and Indonesia produced high double digit returns, while markets in Thailand, Korea and India were uncharacteristically bearish.

     Latin American emerging market economies realized a broad recovery in 1996, after experiencing a downturn in 1995 in the wake of the Mexican peso crisis. Tighter monetary and fiscal policies adopted in 1995 led to a rebound in these markets in 1996, with bond markets performing extremely well as evidenced by the Lehman Brothers Emerging Americas Index returning over 36 percent in fiscal 1996.

     Worldwide underwriting volumes in both fixed income and equities strengthened significantly in 1996 from the mixed performance in 1995. Equity underwriting volumes were positively impacted by a number of factors including favorable equity valuations on worldwide exchanges, heightened investor demand resulting from record flows of capital into equity mutual funds, and the increased level of global issuers accessing the capital markets. Fixed income underwriting volumes improved in 1996 as the robust merger and acquisition environment made new issuers less interest sensitive, while capital was needed to finance newly emerging companies. Additionally, 1996 saw a significant increase in non-U.S. corporate and sovereign issuers accessing the U.S. fixed income markets, to fund growth.

     Corporate Finance Advisory activities reached record levels in 1996 after a strong performance in 1995. The increase in merger and acquisition activities reflected the continuing trend of increased consolidation and globalization across industry sectors and the overall strength in the global capital markets. In 1997, the pace of strategic merger and acquisition activity driven by global competition is expected to continue at extremely strong levels.

     While fiscal 1996 was characterized by strong financial markets, nevertheless, the financial services industry is cyclical. As a result the Company's businesses are evaluated across the market cycles for operating profitability and their contribution to the Company's long-term strategic objectives. The Company strives to minimize the effects of economic downturns through its diversified product base, its global presence and its risk management practices.

     At the outset of 1997, U.S. bond markets have experienced a general rise in the level of interest rates due to inflationary concerns; this environment has encouraged heavier debt issuance in anticipation of higher rates, but somewhat more difficult trading conditions. Equity valuation levels and trading volumes on worldwide exchanges have remained generally favorable, due to strong corporate earnings reports and positive investment flows. The strong level of corporate finance advisory activities experienced in 1996 have continued into 1997.

Note: Except for the historical information contained herein, this Management's
      Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that discuss the risks and uncertainties involved in the Company's business. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

  Summary

     The Company's 1996 net income was $189 million, including a $14 million aftertax severance charge. Excluding the charge, net income was $203 million for 1996. The Company's 1996 results reflect strong performances across all of the Company's core businesses. Fixed income sales and trading and investment banking business activities were responsible for the majority of the increased net income and net revenues compared to 1995. The Company's results were positively affected by favorable market conditions which led to near record underwriting volumes, record highs in equity indices and a record year in merger and acquisition activity. The Company reported net income of $69 million for 1995, including a $26 million aftertax charge for occupancy-related real estate expenses and severance. Excluding this special item, net income was $95 million for 1995. The Company's 1995 results reflect improved performance in corporate finance advisory activity and in fixed income and equity origination as well as higher levels of customer activity in a number of businesses when compared to 1994. The Company benefited from the continuing increase in merger and acquisition activity throughout 1995 and from a stronger market climate beginning in the second quarter of the year.

     For 1994, the Company reported a net loss of $29 million, including a $13 million aftertax charge for the cumulative effect of a change in accounting for postemployment benefits, a $15 million aftertax severance charge recorded in the first quarter of 1994 related to the Company's ongoing review of its personnel needs and a $50 million preferred dividend of subsidiary. Excluding these charges, net income from continuing operations before preferred dividend of subsidiary was $49 million in 1994. The 1994 results reflected a difficult market environment for many of the Company's principal businesses.

NET REVENUES

     Net revenues were $2,376 million for 1996, $2,078 million for 1995 and $1,969 million for 1994. The increase in net revenues in 1996 reflected a general strengthening in customer flow and trading activities in a number of fixed income product areas, increased levels of debt and equity underwriting and improved corporate finance advisory results. During the fourth quarter of 1996, the Company recorded net revenues of $711 million, its highest quarterly level of net revenues in the post spin-off period. Revenues in 1995 were positively affected by increased underwriting volumes and customer flow activity due to strong rallies in the stock and bond markets during the last three quarters of the year. The Company's revenues increased during each quarter of 1995. Although 1994 revenues on an annualized basis were comparable to 1995 levels, the Company's 1994 revenues declined from a first quarter peak as increasing interest rates and volatile equity markets served to depress underwriting volumes and to reduce customer flow activity.

     Since 1990, Lehman Brothers has focused on a "client/customer-driven" strategy. Under this strategy, Lehman Brothers concentrates on serving the needs of major issuing and advisory clients and investing customers worldwide to build an increasing "flow" of business that leverages the Company's research, underwriting and distribution capabilities. Customer flow continues to be the primary source of the Company's net revenues. In addition to its customer flow activities, the Company also takes proprietary positions based upon expected movements in interest rate, foreign exchange, equity and commodity markets in both the short-and long-term. The Company's success in this area is dependent upon its ability to anticipate economic and market trends and to develop trading strategies that capitalize on these anticipated changes. Consistent with the Company's client/customer-driven strategy, proprietary trading activities accounted for approximately 14% of net revenues in 1996, 9% in 1995 and 6% in 1994. Proprietary trading is not anticipated to grow significantly.

     As part of its market-making activities, the Company maintains inventory positions of varying amounts across a broad range of financial instruments, which are marked-to-market on a daily basis and, along with the Company's proprietary trading positions, give rise to principal transactions revenues. The Company utilizes various hedging strategies to minimize its exposure to significant movements in interest and foreign exchange rates and the equity markets. Net revenues from the Company's market making and trading activities in fixed income and equity products are recognized as either principal transactions or net interest revenues, depending upon the method of financing and/or hedging related to specific inventory positions. The Company evaluates its trading strategies on an overall profitability basis which includes both principal transaction revenues and net interest. Therefore, changes in net interest should not be viewed in isolation but should be viewed in conjunction with revenues from principal transactions. In 1996, net interest revenues increased 3% to $344 million from $335 million in 1995. The increased net interest revenues in 1996 primarily resulted from a shift in the composition of the Company's fixed income portfolio, improved spreads on certain higher margin matched book financing transactions, partially offset by higher interest expenses resulting from the Company's increased level of long-term debt outstanding.

     During 1995, net interest revenues decreased from 1994 levels, due to decreased net interest spreads in certain of the Company's fixed income and equity financing portfolios. Additionally, net interest and dividend revenues in 1995 were adversely affected by increased financing costs due to the net reduction in the Company's equity capital base, primarily as a result of dividends and capital distributions to Holdings.

     The following table of net revenues by business unit and the accompanying discussion have been prepared in order to present the Company's net revenues in a format that reflects the manner in which the Company manages its businesses. For internal management purposes, the Company has been segregated into four major business units: Fixed Income, Equity, Corporate Finance Advisory and Merchant Banking. Each business unit represents a grouping of financial activities and products with similar characteristics. These business activities result in revenues that are recognized in multiple revenue categories contained in the Company's Consolidated Statement of Operations. Net revenues by business unit contain certain internal allocations, including funding costs, which are centrally managed.

TWELVE MONTHS ENDED NOVEMBER 30, 1996

                                         PRINCIPAL
                                      TRANSACTIONS AND                     INVESTMENT
                                        NET INTEREST       COMMISSIONS      BANKING       OTHER     TOTAL
                                      ----------------     -----------     ----------     -----     ------
Fixed Income........................       $1,236             $  51           $279                  $1,566
Equity..............................           51               230            245         $ 2         528
Corporate Finance Advisory..........                                           200                     200
Merchant Banking....................          (15)                              47                      32
Other...............................            9                17              8          16          50
                                           ------              ----           ----         ---      ------
                                           $1,281             $ 298           $779         $18      $2,376
                                           ------              ----           ----         ---      ------

TWELVE MONTHS ENDED NOVEMBER 30, 1995

                                         PRINCIPAL
                                      TRANSACTIONS AND                     INVESTMENT
                                        NET INTEREST       COMMISSIONS      BANKING       OTHER     TOTAL
                                      ----------------     -----------     ----------     -----     ------
Fixed Income........................       $  963             $  84           $158         $ 9      $1,214
Equity..............................           96               286            196                     578
Corporate Finance Advisory..........                                           186                     186
Merchant Banking....................          (36)                              77           9          50
Other...............................            7                25              4          14          50
                                           ------              ----           ----         ---      ------
                                           $1,030             $ 395           $621         $32      $2,078
                                           ------              ----           ----         ---      ------

ELEVEN MONTHS ENDED NOVEMBER 30, 1994

                                         PRINCIPAL
                                      TRANSACTIONS AND                     INVESTMENT
                                        NET INTEREST       COMMISSIONS      BANKING       OTHER     TOTAL
                                      ----------------     -----------     ----------     -----     ------
Fixed Income........................       $  922             $ 100           $ 77         $28      $1,127
Equity..............................          196               264            150           5         615
Corporate Finance Advisory..........                                           153                     153
Merchant Banking....................           (8)                              12                       4
Other...............................           12                27              7          24          70
                                           ------              ----           ----         ---      ------
                                           $1,122             $ 391           $399         $57      $1,969
                                           ------              ----           ----         ---      ------

     The following discussion provides an analysis of the Company's net revenues based upon the various business units which generated these revenues.

     Fixed Income. The Company's fixed income revenues reflect customer flow activities (both institutional and high-net-worth retail), secondary trading, debt underwriting, syndicate and financing activities related to fixed income products. Fixed income products include government securities, mortgage- and asset-backed securities, money market products, dollar and non-dollar corporate debt securities, emerging market securities, municipal securities, financing (global access to debt financing sources including repurchase and reverse repurchase agreements), foreign exchange, commodities and fixed income derivative products. Lehman Brothers is one of the leading 37 primary dealers in U.S. government securities. The Company is also a dominant market-maker for a broad range of fixed income products.

     Fixed income revenues were $1,566 million for 1996, $1,214 million for 1995 and $1,127 million for 1994. During 1996, fixed income revenues increased from 1995 primarily as a result of stronger customer trading volumes reflecting a strengthening in the U.S. economy, a reduced U.S. federal deficit and relatively low levels of inflation. The improved market conditions in the U.S. led to a significant increase in debt underwriting revenues and greater contributions from customer flow and trading activities in a number of fixed income products including mortgages, fixed income derivatives and high yield and high-grade corporate bonds. The improved performance in the mortgage business was led by the tightening in the residential, commercial and mezzanine product sectors. The Company's high yield revenues increased during 1996, primarily as a result of increased debt underwritings compared to 1995. Financing revenues increased in 1996, due to increased net interest spreads in certain of the matched book portfolios. Holdings and its subsidiaries ranked #2 in lead-managed fixed income offerings worldwide in 1996 and 1995 with underwritings of $104 billion and $77 billion in 1996 and 1995, respectively, based on Securities Data Company information.

     Reduced interest rates and a strengthening U.S. dollar contributed to a favorable market environment in 1995, particularly during the second half of the Company's year. The improved market environment contributed to a stronger debt syndicate calendar and increased customer flow activities for many of the Company's fixed income products, including high-grade corporates, municipals and foreign exchange. The most significant component of the increase in fixed income revenues was investment banking, due to a strengthening in origination volumes and an improved mix of underwriting revenues compared to the depressed 1994 levels.

     Equity. Equity net revenues reflect customer flow activities (both institutional and high-net-worth retail), secondary trading, equity underwriting, equity finance and arbitrage activities.

     Equity net revenues were $528 million for 1996, $578 million for 1995 and $615 million for 1994. Equity revenues decreased in 1996 as compared to 1995, as improved underwriting results were more than offset by reduced trading revenues (principal transactions, net interest and commissions). The increase in underwriting revenues reflected the favorable economic environment with improved underwriting volumes, increased trading volumes on domestic exchanges and record flows of capital into U.S. equity mutual funds. During the second half of 1996, Holdings' effort to reposition its equity business resulted in the realization of stronger results as Holdings lead-managed transactions valued at over $5 billion, representing an 87% increase over the comparable amount for the first half of 1996. Holdings and its subsidiaries ranked third in total NYSE listed trading volume throughout all of 1996 and 1995. The decrease in trading revenues reflected reduced profitability from certain products in 1996, including financing and equity arbitrage.

     Revenues in 1995 reflected a favorable syndicate calendar which contributed to increased customer flow in the Company's secondary trading activities. Commission revenues were up as trading volumes on domestic exchanges increased. These increases were more than offset by reduced trading revenues in certain products in 1995.

     Corporate Finance Advisory. Corporate finance advisory net revenues, classified in the Consolidated Statement of Operations as a component of investment banking revenues, result primarily from fees earned by the Company in its role as strategic advisor to its clients. This role primarily consists of advising clients on mergers and acquisitions, divestitures, leveraged buyouts, financial restructurings, and a variety of cross-border transactions. The net revenues for corporate finance advisory increased in 1996 to $200 million from $186 million in 1995 and from $153 million in 1994. The increased revenues reflected a strong merger and acquisition environment throughout 1996 and 1995, as companies concentrated on cost cutting and creating greater economies of scale via acquisitions, asset sales, and corporate restructurings on a global basis. During 1996, Holdings and its subsidiaries ranked sixth, based on the value of completed merger and acquisition assignments worldwide, advising on 153 completed transactions valued at approximately $98 billion, based on Securities Data Company information.

     Merchant Banking. The Company is the general partner for four merchant banking partnerships. Current merchant banking investments held by the partnerships include both publicly traded and privately held companies diversified on a geographic and industry basis. Merchant banking net revenues primarily represent the Company's proportionate share of net realized and net unrealized gains and losses from the sale and revaluation of investments held by the partnerships. Such amounts are classified in the Consolidated Statement of Operations as a component of investment banking revenues. Merchant banking net revenues also reflect the net interest expense relating to the financing of the Company's investment in the partnerships. Merchant banking net revenues were $32 million, $50 million and $4 million for 1996, 1995 and 1994, respectively.

     For 1996, merchant banking revenues resulting from the participation in the partnerships decreased 39% to $47 million from $77 million for 1995. This decrease was principally due to a reduction in the net gains recognized on the publicly traded investments held by the partnerships. During 1995, merchant banking revenues increased to $77 million from $12 million for 1994, reflecting the merger of certain subsidiaries of Holdings with merchant banking activities into the Company in the fourth quarter of 1994.

NON-INTEREST EXPENSES

     During 1996, the Company's non-interest expenses totaled $2,067 million, including a severance charge of $23 million. Non-interest expenses were $2,000 million for 1995, including a restructuring charge of $43 million. Non-interest expenses were $1,968 million for 1994, including a $27 million severance charge. Compensation and benefits expense was $1,219 million for 1996, $1,106 million for 1995 and $1,053 million for 1994. Excluding these special charges, non-interest expenses were $2,044 million for 1996, $1,957 million for 1995 and $1,941 million for 1994.

     Cost Reduction Effort. At year-end 1994, Holdings announced a cost reduction program to reduce expenses by $300 million on an annualized basis (pretax) compared to Holdings' third quarter 1994 expense run rate. Holdings' cost reduction efforts were targeted into three areas: personnel cost savings of $100 million, nonpersonnel cost savings of $150 million and interest and tax expense savings of $50 million. Through November 1995, Holdings achieved its cost reduction goals in all the identified cost categories. In fact, through the fourth quarter of 1995, Holdings reduced total expenses by approximately $326 million on an annualized basis compared to the third quarter of 1994.

     Holdings implemented further cost reduction efforts in 1996, with the goal of achieving additional nonpersonnel cost savings in excess of $50 million by the end of 1996. Holdings achieved this objective by the third quarter of 1996. Holdings' nonpersonnel expenses decreased to $240 million in the third quarter of 1996 as compared to $254 million in the fourth quarter of 1995 (excluding the restructuring charge) which translated into annualized savings of $56 million. These savings were achieved across numerous expense categories as a result of the continuing systematic and comprehensive global review of all major expense categories.

     The Company's expense base was permanently lowered as a result of Holdings' cost reduction efforts. However, the Company's cost structure differs from Holdings in that the Company's management fees are subject to fluctuation due to changes in the nature and levels of intercompany services provided.

     The Company believes that while the absolute level of its expense base may increase in response to related increases in revenue levels (due to the variability of certain expenses), the cost savings achieved as a result of its cost reduction efforts are permanent.

     1996 Severance Charge. In the fourth quarter of 1996, Holdings recorded an $84 million severance charge ($50 million aftertax) related to certain strategic actions taken to improve on-going profitability. As a result, the Company recorded a $23 million severance charge ($14 million aftertax) in the fourth quarter of 1996 related to these actions. The 1996 severance charge reflected the culmination of Holdings' worldwide business unit economic performance review which was undertaken in the fourth quarter of 1996 to focus Holdings on its core investment banking, equity and fixed income sales and trading areas. The charge resulted from personnel reductions across a number of underperforming fixed income and equities businesses, including exiting the precious metals business in the U.S., Europe and Asia; exiting energy trading in the U.S. and Europe; consolidating Asian fixed income risk management activities into one center in Tokyo; refocusing foreign exchange trading activities and combining the Firm's New York Private Client Services offices. Additionally, the charge reflects various other strategic personnel reductions which were aimed at delayering management. Holdings intends to redirect nonpersonnel expense and compensation expense savings into certain core businesses to expedite Holdings' strategic initiatives; and it is expected that these actions in the aggregate will result in improved operating performance in future periods.

     1995 Restructuring Charge. The restructuring charge in 1995 included a $26 million occupancy-related real estate charge and a $17 million severance charge. The real estate component of the charge resulted from a complete review of the Company's real estate requirements at current headcount levels and the elimination of excess real estate, primarily in New York, London and Tokyo. This charge included costs to write-down the carrying value of leasehold improvements, as well as projected shortfalls of sublease rentals versus expected operating costs related to the Company's excess capacity. The excess real estate capacity resulted from headcount reductions associated with the Company's cost reduction efforts. The severance component of the charge related to payments made to terminated personnel arising from a formalized fourth quarter business unit productivity review. The Company realized approximately $11 million of reduced occupancy and depreciation expenses in 1996 as a result of these actions.

INCOME TAXES

     The Company had an income tax provision of $120 million for 1996 compared to an income tax provision of $9 million for 1995, and an income tax benefit of $33 million for 1994. The 1996 income tax provision reflects an increase in state and local taxes, and a decrease in benefits attributable to preferential tax treatment as compared to that of 1995 and 1994. The 1996 income tax provision includes a provision of $130 million for continuing businesses and a tax benefit of $10 million related to the 1996 severance charge. The 1995 income tax provision includes a tax provision of $26 million for continuing businesses and a tax benefit of $17 million related to the restructuring charge.

     The Company's net deferred tax asset increased by $40 million to $79 million at November 30, 1996 from $39 million at November 30, 1995. It is anticipated that the remaining deferred tax asset will be realized through future earnings. The Company's net deferred tax asset increased by $25 million to $39 million at November 30, 1995 from $14 million at November 30, 1994.

     As of November 30, 1996, the Company had approximately $92 million of net operating losses available to offset future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

  Overview

     As a leading global investment bank that actively participates in the global capital markets, the Company has large and diverse capital requirements. Many of the businesses in which the Company operates are capital intensive. Capital is required to finance, among other things, the Company's securities inventories, underwriting activities, principal investments, merchant banking activities and investments in fixed assets.

     The Company's total assets were $107.7 billion at November 30, 1996 compared to $82.6 billion at November 30, 1995. The Company's balance sheet is highly liquid and consists primarily of cash and cash equivalents, securities and other financial instruments owned which are marked-to-market daily and collateralized short-term financing agreements. As the Company's primary activities are based on customer flow transactions, the Company experiences a rapid asset turnover rate. In addition, the highly liquid nature of these assets provides the Company with flexibility in financing and managing its business. The overall size of the Company's total assets and liabilities fluctuates from time to time and at specific points in time (such as calendar quarter ends) may be higher than fiscal quarter ends.

  Funding and Capital Policies

     The Company's Finance Committee, which includes senior officers from key areas of the Company, is responsible for establishing and managing the funding and liquidity policies of the Company. The Finance Committee's funding and liquidity policies include recommendations for capital and balance sheet size as well as the allocation of capital and balance sheet to product areas. In addition, the Finance Committee works with the Regional Asset and Liability Committees to ensure coordination of global funding efforts. The Regional Asset and Liability Committees are aligned with the Company's geographic funding centers and are responsible for implementing funding strategies consistent with the direction set by the Finance Committee and for monitoring and managing liquidity for the region.

     The primary goal of the Company's funding policies is to provide sufficient liquidity and availability of funding sources at all times and throughout all market environments. There are five key elements to the Company's funding strategy which are:

          (1) To maintain an appropriate Total Capital structure to support the business activities in which the Company is engaged.

     The Company manages Total Capital, defined as long-term debt, preferred stock and common stockholder's equity, on a business and product level. The determination of the amount of Total Capital assigned to each business and product is a function of asset quality, market risk, liquidity and regulatory capital requirements. The Company reallocates its capital to businesses based upon their ability to obtain targeted returns, perceived opportunities in the marketplace and the Company's long-term strategy. The Company strives to have sufficient Total Capital to meet its anticipated long-term capital needs which include cash capital (liquidity), regulatory capital and market and credit risk requirements, and continually monitors its Total Capital needs by using market, credit and liquidity risk sensitivity analyses.

          2) To minimize liquidity and refinancing risk by funding the Company's assets on a global basis with liabilities which have maturities similar to the anticipated holding period of the assets.

     The Company continually reviews its mix of long- and short-term borrowings as it relates to maturity matching and the availability of secured and unsecured financing. In general, the Company finances its equity investments in its subsidiaries with stockholder's equity and the subordinated capital of subsidiaries are financed with a combination of subordinated debt and longer-dated senior debt. Inventories and other short-term assets are financed with a combination of short-term funding, floating rate long-term debt and stockholder's equity. Fixed assets, property, plant and equipment are generally financed with longer-dated fixed rate debt.

     Where the Company deems it to be appropriate and to minimize currency risks, foreign currency denominated assets are financed with corresponding foreign currency denominated liabilities.

          (3) To maintain sufficient liquidity during a period of financial stress through a combination of collateralized short-term financings and Total Capital. Financial stress is defined as any event which severely constrains the Company's access to unsecured funding sources.

     To achieve this objective, the Company strives to maximize its use of global collateralized borrowing sources and reduce its reliance upon short-term unsecured borrowings. In addition, the Company's liquidity policies include maintaining sufficient excess unencumbered securities to use as collateral, if necessary, to obtain secured financing to meet maturities of short-term unsecured liabilities as well as current maturities of long-term debt. Also, the Company strives to maintain a sufficient amount of Total Capital to enable the Company to support all assets not readily pledgeable to counterparties and to meet secured borrowing haircut requirements as determined by reference to the Company's bank lenders, should unsecured sources of borrowings no longer be available. In this regard, the Company believes that increasing Total Capital will provide additional liquidity to cover periods of financial stress and further advance the Company's liquidity management objectives. Lastly, the Company periodically tests its secured and unsecured credit facilities to ensure availability and operational readiness. These policies position the Company to meet its liquidity requirements in all periods including those of financial stress.

     Additionally, during 1996, the Company further expanded its contingency funding strategy by providing a comprehensive one-year action plan in the event of severe financial stress. The plan, which was approved by the Company's Finance Committee in 1996, will be subject to updating, review and ratification by the Finance Committee annually.

          (4) To obtain diversified funding through a global investor base which maximizes liquidity and reduces concentration risk.

     The Company obtains global funding from both the banking community and short- and long-term investors. In addition to maintaining geographic diversification, the Company also utilizes a broad range of debt instruments, which it issues in varying maturities and currencies.

     The Company issues both commercial paper and other short-term debt instruments, including master notes, corporate and retail deposits, and bank borrowings under uncommitted lines of credit and other uncommitted arrangements. To reduce liquidity and concentration risk, the Company carefully manages its maturities to avoid large refinancings on any one given day, and limits its exposure to any single investor or type of investor.

        (5) Maintain funding availability well in excess of actual utilization.

     The Company maintains sizable uncommitted lines of credit from a broad range of banks and financial institutions from which it draws funds in a variety of currencies and which provide an additional source of liquidity. Uncommitted lines consist of facilities that the Company has been advised are available but for which no contractual lending obligations exists.

  Short-Term Funding

     The Company strives to maximize the portion of the Company's balance sheet that is funded through collateralized borrowing sources which in turn minimizes the reliance placed upon unsecured short-term debt.

     Collateralized borrowing sources include securities and other financial instruments sold but not yet purchased, as well as collateralized short-term financings, defined as securities sold under agreements to repurchase ("repos") and securities loaned. Because of their secured nature, repos and other types of collateralized borrowing sources are less credit sensitive and have historically been a more stable financing source under adverse market conditions. Also, collateralized borrowing sources generally provide the Company with access to lower cost funding.

     The amount of the Company's collateralized borrowing activities will vary reflecting changes in the mix and overall levels of securities and other financial instruments owned and global market conditions. However, at all times, the vast majority of the Company's assets are funded with collateralized borrowing sources. At

November 30, 1996 and 1995, $80 billion and $57 billion, respectively, of the Company's total balance sheet was financed using collateralized borrowing sources.

  Total Capital

     In accordance with the Company's liquidity policies, the Company strengthened its Total Capital base in 1996 to $5.9 billion at November 30, 1996 from $5.5 billion at November 30, 1995 and increased the average maturity of the long-term debt portfolio. Total Capital increased due to an increase in long-term debt.

TOTAL CAPITAL

                                                                       NOVEMBER 30
                                                               ----------------------------
                                                                1996       1995       1994
                                                               ------     ------     ------
                                                                      (in millions)
    LONG-TERM DEBT
      Senior Notes...........................................     215     $  420     $  511
      Subordinated Indebtedness..............................   3,950      3,077      2,885
                                                               ------     ------     ------
                                                                4,165      3,497      3,396
    STOCKHOLDER'S EQUITY.....................................   1,692      2,028      2,587
                                                               ------     ------     ------
              Total Capital..................................  $5,857     $5,525     $5,983
                                                               ------     ------     ------

     During 1996, the Company issued $1,130 million in long-term debt, which was $659 million in excess of its maturing debt. Long-term debt increased to $4.2 billion at November 30, 1996 from $3.5 billion at November 30, 1995 with the weighted average maturity increasing to 4.5 years at November 30, 1996 from 3.1 years at November 30, 1995.

                                     CHART

     Stockholder's equity decreased to $1.7 billion at November 30, 1996 from $2.0 billion at November 30, 1995. The net decrease in stockholder's equity was primarily due to the payment of $538 million to Holdings as a return of capital, partially offset by net income of $189 million.

     At November 30, 1996, the Company had approximately $1.4 billion available for the issuance of debt securities under various shelf registrations.

  Credit Ratings

     The Company, like other companies in the securities industry, relies on external sources to finance a significant portion of its day-to-day operations. The Company's access and cost of funding is generally dependent upon its short-and longterm debt ratings. As of November 30, 1996, the current short- and long-term senior debt ratings of the Company are as follows:

                                                                                  LBI
                                                                       --------------------------
                                                                       SHORT-TERM     LONG-TERM**
                                                                       ----------     -----------
Duff & Phelps Credit Rating Co.....................................         D-1              A/A-
Fitch Investors Service Inc........................................         F-1              A/A-
IBCA...............................................................          A1              A/A-
Moody's............................................................          P2          A3*/Baa1
S&P***.............................................................         A-1             A+*/A
Thomson BankWatch..................................................       TBW-1              A/A-

---------------
  * Provisional ratings on shelf registration
 ** Senior/subordinated
*** Long-term ratings outlook revised to negative on September 21, 1994

  Regulatory Capital

     As a registered broker dealer, LBI is required to maintain a sufficient amount of capital as dictated by the Net Capital Rules. These rules require specific amounts of capital to be maintained by LBI depending on the composition of its assets and the related risk factors. At November 30, 1996, LBI's regulatory net capital, as defined, of $1,634 million exceeded the minimum requirement by $1,524 million. The Company's triple-A rated derivatives subsidiary, Lehman Brothers Financial Products Inc., has established certain capital and operating restrictions which are reviewed by various rating agencies.

  Cash Flows

     Cash and cash equivalents increased $109 million in 1996 to $396 million, as the net cash provided by financing activities exceeded the net cash used in operating and investing activities. Net cash used in operating activities of $1,442 million included income from continuing operations adjusted for non-cash items of $176 million for 1996. Net cash provided by financing activities was $1,558 million and net cash used in investing activities was $7 million.

     Cash and cash equivalents decreased $74 million in 1995 to $287 million, as the net cash used in financing and investing activities exceeded the net cash provided by operating activities. Net cash provided by operating activities of $2,037 million included income from continuing operations adjusted for non-cash items of $219 million for 1995. Net cash used in financing and investing activities was $2,090 million and $21 million, respectively.

     Cash and cash equivalents increased $45 million in 1994 to $361 million, as the net cash provided by financing activities exceeded the net cash used in operating and investing activities. Net cash used in operating activities of $2,422 million included income from continuing operations adjusted for non-cash items of $159 million for 1994. Net cash provided by financing activities was $2,518 million, and net cash used in investing activities was $51 million.

  Incentive Plans

     To broaden and increase the level of employee ownership in Holdings, Holdings utilizes several stock-based compensation plans. Since 1994, Holdings has made Restricted Stock Unit ("RSU") awards to its employees, including employees of LBI, as a portion of total compensation in lieu of cash, subject to vesting and transfer restrictions. Approximately 7.6 million, 10.1 million and
5.2 million RSUs were awarded to employees of Holdings in 1996, 1995, and 1994, respectively.

  High Yield Securities

     The Company underwrites, trades, invests and makes markets in high yield corporate debt securities. The Company also syndicates, trades and invests in loans to below investment grade-rated companies. For purposes of this discussion, high yield debt securities are defined as securities or loans to companies rated BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans which, in the opinion of management, are noninvestment grade. Non-investment grade securities generally involve greater risks than investment grade securities due to the issuer's creditworthiness and the liquidity of the market for such securities. In addition, these issuers have higher levels of indebtedness, resulting in an increased sensitivity to adverse economic conditions. The Company recognizes these risks and aims to reduce market and credit risk through the diversification of its products and counterparties. High yield debt securities are carried at market value and unrealized gains or losses for these securities are reflected in the Company's consolidated statement of operations. The Company's portfolio of such securities at November 30, 1996 and 1995 included long positions with an aggregate market value of approximately $1,253 million and $940 million, respectively, and short positions with an aggregate market value of approximately $99 million and $72 million, respectively. The portfolio may, from time to time, contain concentrated holdings of selected issues. The Company's largest high yield position was $78 million at November 30, 1996, and $47 million at November 30, 1995.

  Merchant Banking Activities

     The Company's merchant banking activities include investments in four partnerships, for which the Company acts as general partner, as well as direct investments. At November 30, 1996, the investment in merchant banking partnerships was $99 million. There are no funding commitments to these partnerships. The Company's policy is to carry its investments, including its partnership interests, at fair value based upon the Company's assessment of the underlying investments.

  Non-Core Activities and Investments

     In March 1990, the Company discontinued the origination of partnerships (the assets of which are primarily real estate) and investments in real estate. Currently, the Company acts as a general partner for approximately $3.9 billion of partnership investment capital and manages the remaining real estate investment portfolio. At November 30, 1996, the Company's investments in these real estate activities, as well as commitments and contingent liabilities under guarantees and credit enhancements, were fully reserved. In certain circumstances, the Company provides financial and other support and assistance to such investments to maintain investment values. There is no contractual requirement that the Company continue to provide this support.

     Management's intention with regard to non-core assets is the prudent liquidation of these investments as and when possible.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS AND DERIVATIVES

  Overview

     Derivatives are financial instruments, which include swaps, options, futures, forwards and warrants, whose value is based upon an underlying asset (e.g., treasury bond), index (e.g., S&P 500) or reference rate (e.g., LIBOR). A derivative contract may be traded on an exchange or negotiated in the over-the-counter markets. Exchange-traded derivatives are standardized and include futures, warrants and certain option contracts listed on an exchange. Over-the-counter ("OTC") derivative contracts are individually negotiated between contracting parties and include forwards, swaps and certain options, including caps, collars and floors. The use of derivative financial instruments has expanded significantly over the past decade. One reason for this expansion is that derivatives provide a cost effective alternative for managing market risk. In this regard, derivative contracts provide a reduced funding alternative for managing market risk since derivatives are based upon notional values, which are generally not exchanged, but rather are used merely as a basis for exchanging cash flows during the duration of the contract. Derivatives are also utilized extensively as highly effective tools that enable users to adjust risk profiles, such as interest rate, currency, or other market risks, or to take proprietary trading positions, since OTC derivative instruments can be tailored to meet individual client needs. Additionally, derivatives provide users with access to market risk management tools which are often unavailable in traditional cash instruments.

     Derivatives are subject to various risks similar to non-derivative financial instruments including market, credit and operational risk. Market risk is the potential for a financial loss due to changes in the value of derivative financial instruments due to market changes, including changes in interest rates, foreign exchange rates and equity and commodity prices. Credit risk results from the possibility that a counterparty to a derivative transaction may fail to perform according to the terms of the contract. Therefore, the Company's exposure to credit risk is represented by its net receivable from derivative counterparties, after consideration of collateral. Operational risk is the possibility of financial loss resulting from a deficiency in the Company's systems for executing derivative transactions. In addition to these risks, counterparties to derivative financial instruments may also be exposed to legal risks related to derivative activities, including the possibility that a transaction may be unenforceable under applicable law. The risks of derivatives should not be viewed in isolation but rather should be considered on an aggregate basis along with the Company's other trading-related activities.

     As derivative products have continued to expand in volume, so has market participation and competition. As a result, additional liquidity has been added into the markets for conventional derivative products, such as interest rate swaps. Competition has also contributed to the development of more complex products structured for specific clients. It is this rapid growth and complexity of certain derivative products which has led to the perception, by some, that derivative products are unduly risky to users and the financial markets. In order to remove the public perception that derivatives may be unduly risky and to ensure ongoing liquidity of derivatives in the marketplace, the Company supports the efforts of the regulators in striving for enhanced risk management disclosures which consider the effects of both derivative products and cash instruments. In addition, the Company supports the activities of regulators which are designed to ensure that users of derivatives are fully aware of the nature of risks inherent within derivative transactions. As evidence of this support, the Company, is an active participant in the Derivative Policy Group and has been actively involved with the various regulatory and accounting authorities in the development of additional enhanced reporting requirements related to derivatives. The Company strongly believes that derivatives provide significant value to the financial markets and is committed to providing its clients with innovative products to meet their financial needs.

  Lehman Brothers' Use of Derivative Instruments

     In the normal course of business, the Company enters into derivative transactions both in a trading capacity and as an end user. As an end user, the Company utilizes derivative products to adjust the interest rate nature of its funding sources from fixed to floating interest rates and vice versa, and to change the index upon which floating interest rates are based (i.e., Prime to LIBOR) (collectively, "End User Derivative Activities"). For a further discussion of the Company's End User Derivative Activities see Note 8 to the Consolidated Financial Statements.

     The Company utilizes derivative products in a trading capacity both as a dealer to satisfy the financial needs of its clients and in each of its trading businesses (collectively, "Trading-Related Derivative Activities"). The Company's use of derivative products in its trading businesses is combined with cash instruments to fully execute various trading strategies.

     The Company conducts its fixed income derivative products business through its special purpose subsidiary, Lehman Brothers Special Financing Inc., and a separately capitalized triple-A rated subsidiary, Lehman Brothers Financial Products Inc. In addition, as a global investment bank, the Company is also a market-maker in a number of foreign currencies and actively trades in the global commodity markets. Counterparties to the Company's derivative product transactions are primarily financial intermediaries (U.S. and foreign banks), securities firms, corporations, governments and their agencies, finance companies, insurance companies, investment companies and pension funds.

     The Company manages the risks associated with derivatives on an aggregate basis, along with the risks associated with its proprietary trading and market-making activities in cash instruments, as part of its firmwide risk management policies. For a further discussion of the Company's risk management policies refer to Management's Discussion and Analysis pages 28-29.

     The Company's Trading-Related Derivative Activities have increased during the current year to a notional value of $1,406 billion at November 30, 1996 from $1,139 billion at November 30, 1995, primarily as a result of growth in the Company's activities as a dealer in fixed income derivative products. Notional values are not recorded on the balance sheet and are not indicative of potential risk, but rather they provide a measure of the Company's involvement with such instruments.

     As a result of the Company's Trading-Related Derivative activities, the Company is subject to credit risk. With respect to OTC derivative contracts, the Company's credit exposure is directly with its counterparties and extends through the duration of the derivative contracts. The Company views its net credit exposure to be $3,643 million at November 30, 1996, representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of collateral. Collateral held related to OTC contracts generally includes cash and U.S. government and federal agency securities. At November 30, 1996 approximately 90% of the Company's net credit risk exposure related to OTC contracts was with counterparties rated single-A or better.

     Additionally, the Company is exposed to credit risk related to its exchange-traded derivative contracts. Exchange-traded derivative contracts include futures contracts, warrants and certain options. Futures contracts and options on futures are transacted on the respective exchange. The exchange clearing house is a counterparty to the futures contracts and options. As a clearing member firm, the Company is required by the exchange clearing house to deposit cash or other securities as collateral for its obligation upon the origination of the contract and for any daily changes in the market value of open futures contracts. Unlike OTC derivatives which involve numerous counterparties, the number of counterparties from exchange-traded derivatives include only those exchange clearing houses of which the Company is a clearing member firm or other member firms the Company utilizes as agents. Substantially all of the Company's exchange-traded derivatives are transacted on exchanges of which the Company is a clearing member firm. To protect against the potential for a default, all exchange clearing houses impose net capital requirements for their membership. Therefore, the potential for losses from exchange-traded products is limited. As of November 30, 1996, the Company had approximately $448 million on deposit with futures exchanges consisting of cash and securities (customer and proprietary), and had posted approximately $217 million of letters of credit and bank guarantees to domestic exchanges. Included within these amounts was $392 million and $56 million of cash and securities related to domestic and foreign futures exchanges, respectively. In addition, the Company had approximately $739 million of cash and securities (customer and proprietary) on deposit with affiliates, acting as the Company's clearing broker related to futures contracts. These deposits primarily relate to futures contracts on foreign exchanges.

     See Note 8 to the Consolidated Financial Statements for a further discussion of the Company's Trading-Related Derivative Activities.

ACCOUNTING AND VALUATION

     The Company's accounting methodology for derivatives depends on both the type and purpose of the derivative instrument. The Company records its Trading-Related Derivative Activities on a mark-to-market or fair value basis. Under mark-to-market or fair value accounting, gains and losses are recognized currently in Principal Transactions, and resulting assets and liabilities are recorded in the Consolidated Statement of Financial Condition as Derivatives and other Contractual Agreements, as applicable. Derivative assets and liabilities are netted by counterparty, when permitted under a legally enforceable master netting agreement. Derivatives utilized in conjunction with the Company's End-User Derivative Activities are generally recorded on an accrual basis. Interest is accrued into income or expense over the life of the contract, resulting in the net interest impact of the derivative and the underlying hedged item being recognized in income throughout the hedge period.

     Market or fair value for Trading-Related Derivative Activities is generally determined by pricing models. Pricing models utilize a series of market inputs to determine the present value of future cash flows, with adjustments, as required, for credit, liquidity, and ongoing costs. Further valuation adjustments may be recorded, as deemed appropriate, for new or complex products or for significant positions. These adjustments are integral components of the mark-to-market process.

RISK MANAGEMENT

     As a leading global investment banking company, risk is an inherent part of the Company's businesses. The Company has developed policies and procedures to identify, measure and monitor each of the risks involved in its trading, brokerage and investment banking activities on a global basis. The principal risks of Lehman Brothers are market, credit, liquidity, legal and operational risks. Risk Management is considered to be of paramount importance, and efforts to further enhance this core competency are ongoing and will include a significant investment in information technology infrastructure and systems over the next two years.

     The Company aims to reduce risk through the diversification of its products, counterparties and activities in geographic regions. The Company accomplishes this objective by allocating the usage of capital to each of its businesses, establishing trading limits for individual products and traders and setting credit limits for individual counterparties including regional concentrations. The Company seeks to achieve adequate returns from each of its businesses commensurate with the risks which they assume. The Company periodically reallocates capital to its businesses based on their ability to obtain returns consistent with the established guidelines, opportunities in the marketplace and the Company's long-term strategy.

     The Company's risk management strategy is headed by a Risk Management Committee comprised of the Chief Executive Officer, Global Equity Division Head, Global Fixed Income Division Head, London Senior Manager, Asian Senior Manager, Chief Financial Officer, Chief Credit Officer and Global Risk Manager. This committee reviews risk exposures, ratifies division risk limits and signs off on Risk Management guidelines. The Risk Management Committee meets on a weekly basis, or more frequently if required, to discuss, among other matters, significant market exposures, concentrations of positions (e.g., counterparty, market risk), potential new transactions or positions and risk limit exceptions.

     Overall risk management is based on a multi-tiered approach which includes many independent groups (i.e. the Risk Management committee, the Market and Credit Risk Management Departments, Audit, Finance, Legal and Treasury) that assist in the identification, assessment and control of risk. Senior representatives from these groups meet formally on a biweekly basis and on an ad hoc basis as necessary. Senior management plays a critical role in the ongoing evaluation of risks and adjusts risk management policies when necessary.

  Market Risk Management Department

     The Market Risk Management Department ("MRM Department") is independent of the trading areas and reports directly to the Chief Executive Officer. The group functions as the executive branch of the Risk Management Committee. Staff is located in New York, London and Tokyo. The international staff has a matrix reporting responsibility to local senior non-trading management in addition to the Global Risk Manager.

     The MRM Department is responsible for the preparation and dissemination of risk reports, developing and implementing the firm-wide Risk Management Guidelines and evaluating adherence to these guidelines. The purpose of market risk management guidelines is to address the review and approval of risk limits, the monitoring and reporting of risks against such limits, the reporting of risk limit exceptions, the review and approval of risk limit exceptions, as well as identifying the requisite authorities governing these processes. These guidelines provide a clear framework for risk management decision-making. To that end, the MRM Department identifies and quantifies risk exposures, develops limits, and reports and monitors these risks with respect to the approved limits. The identification of material market risks inherent in positions includes, but is not limited to, interest rate, equity, FX, and commodity risk exposures. In addition to these risks, the MRM Department also evaluates liquidity risks, credit and sovereign concentrations.

     The MRM Department is also responsible for the development of standards and methodologies for the quantification and evaluation of market risk. Risk quantification methodologies include Value-at-Risk (VAR) and quantitative measures that take into consideration the portfolio effects of risk across positions, as well as stress testing and scenario analysis based on historical market data and potential market changes. As the development and evaluation of these market risk measures requires personnel with specific industry, technological and quantitative skills, the MRM Department has an analysis group comprised of individuals with specific expertise in these areas. The Company is committed to ensuring that individuals within the risk management area are qualified with the skills necessary to assess Lehman's risk exposures.

     The MRM Department establishes measurable risk limits for all significant market risk exposures by exposure type (e.g., delta, gamma, vega) or based on VAR; risk limits are set at varying levels of trading activity (e.g., strategy and trader). Analysts in the MRM Department, in a joint effort with the Finance Department, establish appropriate limits for the business units and communicate these limits to senior risk management members ensuring that these limits are appropriate on an aggregate basis and consistent with the Company's overall risk management goals. To accomplish this objective the MRM Department also maintains a reporting group, which works closely with the analysis group, that is responsible for reporting the daily exposures from a singular to an aggregate level.

     In addition to independently monitoring and reporting market risks to the businesses and to senior management, the MRM Department ensures that risk reports adequately present the risks they are intended to report and that the limitations of such reports are made known to the users of such reports. This is achieved by the MRM Department's periodic review of the risk reporting methodologies with risk report users. Risk Management documents the methods used in the risk reports, which are available for user review.

  Credit Risk Management Department

     Credit risk management is an integral component of the Company's overall risk management framework. The Credit Risk Management Department ("CRM Department") has global responsibility for establishing credit risk standards and defining the firm's overall credit risk management framework. The Firm recognizes that the credit "risk appetite" is a finite resource and emphasizes the importance of allocating this resource in such a way as to maximize the Company's profitability.

     The CRM Department is independent from the business units and reports directly to the Global Risk Manager, who, in turn, reports to the Chief Executive Officer. Corporate Credit is a global department centered in and managed from New York, with credit officers operating in London, Tokyo, Hong Kong and Singapore.

     The CRM Department manages the credit exposure related to its trading activities by giving initial credit approval for counterparties, establishing credit limits by counterparty, country and industry group and by requiring collateral in appropriate circumstances. In addition, the CRM Department strives to ensure that master netting agreements are obtained whenever possible. The CRM Department also considers the duration of transactions in making its credit decisions, along with the potential credit exposure for complex derivative transactions. The CRM Department is responsible for the continuous monitoring and review of counterparty credit exposure and counterparty creditworthiness. Credit limits are reviewed periodically to ensure that they remain appropriate in the light of market events or the counterparty's financial condition.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"), which is effective for transactions occurring after December 31, 1996. In December 1996, the FASB issued SFAS No. 127, deferring the effective date for one year for certain provisions of SFAS No. 125.

     It is likely that when fully adopted SFAS No. 125 will require the Company to recognize additional assets and liabilities on its Consolidated Statement of Financial Condition from transactions where the Company is deemed to have control over certain financial assets. This will have the effect of increasing the amount of assets and liabilities recognized on the balance sheet but will have no material effect on the equity or financial condition of the Company.

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

          3. Exhibits:

EXHIBIT
  NO.
-------
   3.1    Restated Certificate of Incorporation of the Registrant dated September 3, 1981
          (incorporated by reference to Exhibit 3.1 of the Registrant's Annual Report on Form
          10-K for the year ended December 31, 1987).
   3.2    Certificate of Amendment to Restated Certificate of Incorporation of the Registrant
          dated May 11, 1984 (incorporated by reference to Exhibit 3.2 of the Registrant's
          Annual Report on Form 10-K for the year ended December 31, 1988).
   3.3    Certificate of Amendment to Restated Certificate of Incorporation of the Registrant,
          dated March 6, 1985 (incorporated by reference to Exhibit 3.3 of the Registrant's
          Annual Report on Form 10-K for the year ended December 31, 1985).
   3.4    Certificate of Amendment to Restated Certificate of Incorporation of the Registrant,
          dated August 31, 1987 (incorporated by reference to Exhibit 3.4 of the Registrant's
          Annual Report on Form 10-K for the year ended December 31, 1987).
   3.5    Certificate of Amendment to Restated Certificate of Incorporation of the Registrant,
          dated January 28, 1988 (incorporated by reference to Exhibit 3.5 of the Registrant's
          Annual Report on Form 10-K for the year ended December 31, 1987).
   3.6    Certificate of Amendment to Restated Certificate of Incorporation of the Registrant,
          dated July 19, 1990. (Incorporated by reference to Exhibit 3.6 of the Registrant's
          Annual Report on Form 10-K for the year ended December 31, 1990).
   3.7    Certificate of Amendment to Restated Certificate of Incorporation of the Registrant,
          dated August 2, 1993 (incorporated by reference to Exhibit 3 of the Registrant's
          Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).
   3.8    Certificate of Designations of Floating Rate Preferred Stock, filed April 30, 1996*
   3.9    By-Laws of the Registrant, amended as of January 30, 1997.*
   4.1    The instruments defining the rights of holders of the long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of
          Item 601 of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.
  10.1    Lease and Land Disposition Agreement, dated as of September 14, 1984, between
          Shearson Lehman Construction Inc. and The City of New York (incorporated by reference to Exhibit 10.16 of the Registrant's Registration Statement on Form S-1 (reg. No.
          33-12976)).
  10.2    Agreement of Tenants-In-Common by and among American Express Company, American
          Express Bank Ltd., American Express Travel Related Services Company, Inc., Shearson
          Lehman Brothers Inc., Shearson Lehman Government Securities, Inc. and Shearson Lehman
          Commercial Paper Incorporated (incorporated by reference to Exhibit 10.1 of Lehman
          Brothers Holdings Inc.'s Transition Report on Form 10-K for the eleven months ended
          November 30, 1994.)
   12.    Computation in support of ratio of earnings to fixed charges.*
   21.    Pursuant to General Instruction J of Form 10-K, the list of the Registrant's
          Subsidiaries is omitted.
   23.    Consent of Ernst & Young LLP.*
   24.    Powers of Attorney.*
   27.    Financial Data Schedule.*

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

                                         LEHMAN BROTHERS INC.
                                              (Registrant)

                                          February 28, 1997

                                          By: /s/       KAREN M. MULLER

                                            ------------------------------------
                                            Title: Managing Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURES                               TITLE                         DATE
-------------------------------------  ------------------------------------  ------------------

                  *                        Chief Executive Officer and,       February 28, 1997
-------------------------------------        Chairman of the Board of
        Richard S. Fuld, Jr.                        Directors
                                          (principal executive officer)
                  *                          Chief Financial Officer          February 28, 1997
-------------------------------------              and Director
          Charles B. Hintz             (principal financial and accounting
                                                     officer)

                  *                                  Director                 February 28, 1997
-------------------------------------
          Roger S. Berlind

                  *                                  Director                 February 28, 1997
-------------------------------------
           Philip Caldwell

                  *                                  Director                 February 28, 1997
-------------------------------------
        Howard L. Clark, Jr.

                  *                                  Director                 February 28, 1997
-------------------------------------
           Frederick Frank

                  *                                  Director                 February 28, 1997
-------------------------------------
         Bruce R. Lakefield

                  *                                  Director                 February 28, 1997
-------------------------------------
        Sherman R. Lewis, Jr.

                  *                                  Director                 February 28, 1997
-------------------------------------
           Mel A. Shaftel

*By: /s/      KAREN M. MULLER

     ---------------------------------
              Karen M. Muller
            (Attorney-in-Fact)
             February 28, 1997

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                 FINANCIAL STATEMENTS                                    PAGE
---------------------------------------------------------------------------------------  ----
Report of Independent Auditors.........................................................   F-2
Consolidated Statement of Operations for the Twelve Months Ended November 30, 1996, for
  the Twelve Months Ended November 30, 1995, and for the Eleven Months Ended November
  30, 1994.............................................................................   F-3
Consolidated Statement of Financial Condition at November 30, 1996 and November 30,
  1995.................................................................................   F-4
Consolidated Statement of Changes in Stockholder's Equity for the Twelve Months Ended
  November 30, 1996, for the Twelve Months Ended November 30, 1995, and for the Eleven
  Months Ended November 30, 1994.......................................................   F-6
Consolidated Statement of Cash Flows for the Twelve Months Ended November 30, 1996, for
  the Twelve Months Ended November 30, 1995, and for the Eleven Months Ended November
  30, 1994.............................................................................   F-7
Notes to Consolidated Financial Statements.............................................   F-8

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholder of
Lehman Brothers Inc.

     We have audited the accompanying consolidated statement of financial condition of Lehman Brothers Inc. and Subsidiaries (the "Company") as of November 30, 1996 and 1995, and the related consolidated statements of operations, changes in stockholder's equity, and cash flows for each of the two years in the period ended November 30, 1996 and for the eleven month period ended November 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lehman Brothers Inc. and Subsidiaries at November 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the two years ended November 30, 1996 and for the eleven month period ended November 30, 1994 in conformity with generally accepted accounting principles.

     As discussed in Note 13 to the consolidated financial statements, in 1994 the Company changed its method of accounting for postemployment benefits.

                                          ERNST & YOUNG LLP

New York, New York
January 7, 1997

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                               TWELVE MONTHS
                                                                   ENDED            ELEVEN MONTHS
                                                               NOVEMBER 30,             ENDED
                                                            -------------------     NOVEMBER 30,
                                                             1996        1995           1994
                                                            -------     -------     -------------
                                                                        (IN MILLIONS)
REVENUES
  Principal transactions..................................  $   937     $   695        $   732
  Investment banking......................................      779         621            399
  Commissions.............................................      298         395            391
  Interest and dividends..................................   10,465      10,289          6,235
  Other...................................................       18          32             57
                                                            -------     -------         ------
          Total revenues..................................   12,497      12,032          7,814
  Interest expense........................................   10,121       9,954          5,845
                                                            -------     -------         ------
          Net revenues....................................    2,376       2,078          1,969
                                                            -------     -------         ------
NON-INTEREST EXPENSES
  Compensation and benefits...............................    1,219       1,106          1,053
  Brokerage, commissions and clearance fees...............      205         192            190
  Communications..........................................       94         120            135
  Occupancy and equipment.................................       75          85             82
  Business development....................................       70          80             86
  Professional services...................................       69          79            103
  Depreciation and amortization...........................       53          63             89
  Management fees.........................................       61          94             53
  Other...................................................      198         138            150
  Severance charge........................................       23                         27
  Restructuring charge....................................                   43
                                                            -------     -------         ------
          Total non-interest expenses.....................    2,067       2,000          1,968
                                                            -------     -------         ------
Income before taxes, cumulative effect of change in
  accounting principle and preferred dividend of
  subsidiary..............................................      309          78              1
Provision for (benefit from) income taxes.................      120           9            (33)
                                                            -------     -------         ------
Income before cumulative effect of change in accounting
  principle and preferred dividend of subsidiary..........      189          69             34
                                                            -------     -------         ------
Cumulative effect of change in accounting principle, net
  of taxes................................................                                 (13)
Preferred dividend of subsidiary..........................                                 (50)
                                                            -------     -------         ------
Net income (loss).........................................  $   189     $    69        $   (29)
                                                            =======     =======         ======

                See Notes to Consolidated Financial Statements.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                                              NOVEMBER 30,
                                                                          --------------------
                                                                            1996        1995
                                                                          --------     -------
                                                                          (IN MILLIONS)
ASSETS
Cash and cash equivalents...............................................  $    396     $   287
Cash and securities segregated and on deposit for regulatory and other
  purposes..............................................................       663         785
Securities and other financial instruments owned:
  Governments and agencies..............................................    21,251      13,962
  Corporate stocks......................................................     3,164       2,759
  Corporate debt and other..............................................     4,739       5,403
  Derivatives and other contractual agreements..........................     5,298       3,929
  Mortgages and mortgage-backed.........................................     2,055       3,182
  Certificates of deposit and other money market instruments............     3,819       2,958
                                                                          --------     -------
                                                                            40,326      32,193
                                                                          --------     -------
Collateralized short-term agreements:
  Securities purchased under agreements to resell.......................    33,145      25,982
  Securities borrowed...................................................    19,035      16,562
Receivables:
  Brokers, dealers and clearing organizations...........................     4,909       1,718
  Customers.............................................................     3,956       2,176
  Others................................................................     4,611       2,175
Property, equipment and leasehold improvements (net of accumulated
  depreciation and amortization of $502 in 1996 and $455 in 1995).......       283         333
Deferred expenses and other assets......................................       214         219
Excess of cost over fair value of net assets acquired (net of
  accumulated amortization of $94 in 1996 and $86 in 1995)..............       166         174
                                                                          --------     -------
          Total assets..................................................  $107,704     $82,604
                                                                          ========     =======

                See Notes to Consolidated Financial Statements.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                                              NOVEMBER 30,
                                                                          --------------------
                                                                            1996        1995
                                                                          --------     -------
                                                                          (IN MILLIONS EXCEPT
                                                                            PER SHARE DATA)
LIABILITIES AND STOCKHOLDER'S EQUITY
Commercial paper and short-term debt....................................  $  2,299     $ 1,008
Securities and other financial instruments sold but not yet purchased:
  Governments and agencies..............................................     9,326       6,425
  Corporate stocks......................................................     1,143       1,190
  Corporate debt and other..............................................     2,735       1,125
  Derivatives and other contractual agreements..........................     4,662       3,657
                                                                          --------     -------
                                                                            17,866      12,397
                                                                          --------     -------
Collateralized short-term financing:
  Securities sold under agreements to repurchase........................    52,200      41,900
  Securities loaned.....................................................    10,085       2,649
Advances from Holdings and other affiliates.............................     8,552       8,418
Payables:
  Brokers, dealers and clearing organizations...........................     2,200       3,222
  Customers.............................................................     6,395       5,656
Accrued liabilities and other payables..................................     2,250       1,829
Long-term debt:
  Senior notes..........................................................       215         420
  Subordinated indebtedness.............................................     3,950       3,077
                                                                          --------     -------
          Total liabilities.............................................   106,012      80,576
                                                                          --------     -------
Commitments and contingencies
STOCKHOLDER'S EQUITY
  Preferred stock, $.10 par value; 10,000 shares authorized; none outstanding
  Common Stock, $.10 par value; 10,000 shares authorized; 1,006 shares issued and outstanding in 1996 and 1995;
  Additional paid-in capital............................................     1,828       2,353
  Foreign currency translation adjustment...............................         3           3
  Accumulated deficit...................................................      (139)       (328)
                                                                          --------     -------
          Total stockholder's equity....................................     1,692       2,028
                                                                          --------     -------
          Total liabilities and stockholder's equity....................  $107,704     $82,604
                                                                          ========     =======

                See Notes to Consolidated Financial Statements.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                                                                 TWELVE MONTHS
                                                                     ENDED           ELEVEN MONTHS
                                                                 NOVEMBER 30,            ENDED
                                                               -----------------     NOVEMBER 30,
                                                                1996       1995          1994
                                                               ------     ------     -------------
                                                                          (IN MILLIONS)
Additional paid-in capital
  Beginning balance..........................................  $2,353     $2,905        $ 2,738
  Merger of subsidiaries.....................................                               467
  Capital contributions......................................      13          7
  Capital distributions......................................    (538)      (559)          (300)
                                                               ------     ------         ------
Ending balance...............................................   1,828      2,353          2,905
                                                               ------     ------         ------
Foreign currency translation adjustment
  Beginning balance..........................................       3          3              2
  Translation adjustment.....................................                                 1
                                                               ------     ------         ------
Ending balance...............................................       3          3              3
                                                               ------     ------         ------
Accumulated deficit
  Beginning balance..........................................    (328)      (321)           (56)
  Net income (loss)..........................................     189         69            (29)
  Dividends..................................................                (76)          (236)
                                                               ------     ------         ------
Ending balance...............................................    (139)      (328)          (321)
                                                               ------     ------         ------
Total stockholder's equity...................................  $1,692     $2,028        $ 2,587
                                                               ------     ------         ------

                See Notes to Consolidated Financial Statements.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                               TWELVE MONTHS
                                                                   ENDED            ELEVEN MONTHS
                                                               NOVEMBER 30,             ENDED
                                                            -------------------     NOVEMBER 30,
                                                             1996        1995           1994
                                                            -------     -------     -------------
                                                                        (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES
Income before cumulative effect of change in accounting
  principle and preferred dividend of subsidiary..........  $   189     $    69        $    34
Adjustments to reconcile income to net cash (used in)
  provided by operating activities:
  Depreciation and amortization...........................       53          63             89
  Severance charge........................................       23
  Restructuring charge....................................                   26
  Provisions for losses and other reserves................       40          37             32
  Deferred tax provision (benefit)........................     (149)          5            (13)
  Other adjustments.......................................       20          19             17
Net change in:
  Cash and securities segregated..........................      122         478           (396)
  Receivables from brokers, dealers and clearing
     organizations........................................   (3,191)      2,150            234
  Receivables from customers..............................   (1,780)       (770)           (15)
  Securities purchased under agreements to resell.........   (7,163)      3,410         (6,217)
  Securities borrowed.....................................   (2,473)     (7,352)        (4,934)
  Securities and other financial instruments owned........   (8,133)     (3,064)        (8,572)
  Payables to brokers, dealers and clearing
     organizations........................................   (1,022)        492            709
  Payables to customers...................................      739       3,487           (263)
  Accrued liabilities and other payables..................      360      (1,636)           802
  Securities sold under agreements to repurchase..........   10,300      (2,274)        13,376
  Securities loaned.......................................    7,436       2,334           (457)
  Securities and other financial instruments sold but not
     yet purchased........................................    5,469       3,019          4,155
  Other operating assets and liabilities, net.............   (2,282)      1,544         (1,003)
                                                            -------     -------        -------
          Net cash (used in) provided by operating
            activities....................................   (1,442)      2,037         (2,422)
                                                            -------     -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of senior notes........................     (210)        (98)          (155)
Proceeds from issuance of subordinated indebtedness.......    1,130         250          1,560
Principal payments of subordinated indebtedness...........     (261)        (64)        (1,733)
Net proceeds from (payments for) commercial paper and
  short-term debt.........................................    1,290      (1,161)          (362)
Increase (decrease) in advances from Holdings and other
  affiliates..............................................      134        (389)         3,744
Capital contributions.....................................       13           7
Dividends and capital distributions paid..................     (538)       (635)          (536)
                                                            -------     -------        -------
          Net cash provided by (used in) financing
            activities....................................    1,558      (2,090)         2,518
                                                            -------     -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, equipment and leasehold
  improvements............................................       (7)        (21)           (51)
                                                            -------     -------        -------
          Net cash used in investing activities...........       (7)        (21)           (51)
                                                            -------     -------        -------
          Net change in cash and cash equivalents.........      109         (74)            45
                                                            -------     -------        -------
Cash and cash equivalents, beginning of period............      287         361            316
                                                            -------     -------        -------
          Cash and cash equivalents, end of period........  $   396     $   287        $   361
                                                            =======     =======        =======

         SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN MILLIONS)

     Interest paid totaled $10,104 in 1996, $9,985 in 1995 and $5,818 in 1994.
Income taxes paid totaled $45 in 1996, $194 in 1995 and $33 in 1994.

                See Notes to Consolidated Financial Statements.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Lehman Brothers Inc., a registered broker-dealer ("LBI") and subsidiaries (collectively, the "Company"). LBI is a wholly-owned subsidiary of Lehman Brothers Holdings Inc. ("Holdings"). LBI is one of the leading global investment banks serving institutional, corporate, government and high-net-worth individual clients and customers. The Company's worldwide headquarters in New York are complemented by offices in additional locations in North America, Europe, the Middle East, Latin and South America and the Asia Pacific Region. Holdings provides investment banking and capital markets services in Europe and Asia. The Company is engaged primarily in providing financial services. The Company also operates a commodities trading and sales operation in London. All material intercompany accounts and transactions have been eliminated in consolidation. Prior to May 31, 1994, the American Express Company ("American Express") owned 100% of Holdings' common stock (the "Common Stock"), which represented approximately 93% of Holdings' voting stock. Effective May 31, 1994, Holdings became a widely held public company with its Common Stock traded on the New York Stock Exchange.

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

SECURITIES AND OTHER FINANCIAL INSTRUMENTS

     Securities and other financial instruments owned and securities and other financial instruments sold but not yet purchased are valued at market or fair value, as appropriate, with unrealized gains and losses reflected in principal transactions in the Consolidated Statement of Operations. Market value is generally based on listed market prices. If listed market prices are not available, fair value is determined based on other relevant factors, including broker or dealer price quotations and valuation pricing models which take into account time value and volatility factors underlying the financial instruments.

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

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The market or fair value associated with derivatives utilized for trading purposes is recorded in the Consolidated Statement of Financial Condition on a net by counterparty basis where a legal right of set-off exists. The market or fair value of swap agreements, caps and floors, and forward contracts in an unrealized gain position, as well as options owned and warrants held, are reported in the Consolidated Statement of Financial Condition as assets in derivatives and other contractual agreements. Similarly swap agreements, caps and floors, and forward contracts in an unrealized loss position, as well as options written and warrants issued, are reported as liabilities in derivatives and other contractual agreements.

     In addition to trading and market-making activities, the Company enters into various derivative products as an end user to modify the interest rate exposure of certain assets and liabilities. In this regard, the Company utilizes interest rate swaps, caps, collars and floors to manage the interest rate exposure associated with its long-term debt obligations and secured financing activities, including securities purchased under agreements to resell, securities borrowed, securities sold under agreements to repurchase and securities loaned. In addition to modifying the interest rate exposure of existing assets and liabilities, the Company utilizes derivative instruments as an end user to modify the interest rate characteristics of certain anticipated transactions related to its secured financing activities, where there is a high degree of certainty that the Company will enter into such contracts. Derivatives that have been designated and are effective in modifying the interest rate characteristics of existing assets and liabilities or anticipated transactions are accounted for on an accrual basis.

     The Company monitors the effectiveness of its end user hedging activities by periodically comparing the change in the value of the hedge instrument to the underlying item being hedged, and re-assessing the likelihood of the occurrence of anticipated transactions. In the event that the Company determines that a hedge is no longer effective, such as upon extinguishment of the underlying asset or liability or a change in circumstances whereby there is not a high degree of certainty that the anticipated transaction will occur, the derivative transaction is accounted for at fair value, with changes in the fair value of the derivative contract being recognized in the Consolidated Statement of Operations. In the event that a derivative designated as a hedge is terminated early, any realized gain or loss on termination would be deferred and amortized over the original period of the hedge.

REPURCHASE AND RESALE AGREEMENTS

     Securities purchased under agreements to resell and securities sold under agreements to repurchase, which are treated as financing transactions for financial reporting purposes, are collateralized primarily by government and government agency securities and are carried net by counterparty, when permitted, at the amounts at which the securities will be subsequently resold or repurchased plus accrued interest. It is the policy of the Company to take possession of securities purchased under agreements to resell. The Company monitors the market value of the underlying positions on a daily basis as compared to the related receivable or payable balances, including accrued interest. The Company requires counterparties to deposit additional collateral or return collateral pledged as necessary, to ensure that the market value of the underlying collateral remains sufficient. Securities and other financial instruments owned that are sold under repurchase agreements are carried at market value with changes in market value reflected in the Consolidated Statement of Operations.

     Securities purchased under agreements to resell and securities sold under agreements to repurchase for which the resale/repurchase date corresponds to the maturity date of the underlying securities are accounted for as purchases and sales, respectively. At November 30, 1996, such resale and repurchase agreements that had not yet matured aggregated $1.5 billion and $4.3 billion, respectively.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

STOCK BASED AWARDS

     The Company's employees participate in Holdings' stock-based incentive plans. The Company accounts for these awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations.

NOTE 2.  SHORT-TERM FINANCINGS

     The Company obtains short-term financing on both a secured and unsecured basis. The secured financing is obtained through the use of repurchase agreements and securities loaned agreements, which are primarily collateralized by government, agency and equity securities. The unsecured financing is generally obtained through short-term debt and the issuance of commercial paper.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company's commercial paper and short-term debt is comprised of the following:

                                                                           NOVEMBER 30,
                                                                         -----------------
                                                                          1996       1995
                                                                         ------     ------
                                                                           (IN MILLIONS)
    Short-term debt
      Master notes.....................................................  $1,326     $  381
      Bank loans.......................................................     532         61
      Payables to banks................................................     441        566
                                                                         ------     ------
              Total....................................................  $2,299     $1,008
                                                                         ======     ======

     The Company's weighted average interest rates were as follows:

                                                                             NOVEMBER 30,
                                                                             -------------
                                                                             1996     1995
                                                                             ----     ----
    Short-term debt........................................................   5.6%     5.7%
    Securities sold under agreements to repurchase.........................   5.4%     5.7%

NOTE 3.  LONG-TERM DEBT

                                                                       NON-U.S.
                                                   U.S. DOLLAR          DOLLAR
                                               -------------------     --------       NOVEMBER 30,
                                               FIXED      FLOATING     FLOATING     -----------------
                                                RATE        RATE         RATE        1996       1995
                                               ------     --------     --------     ------     ------
                                                                   (IN MILLIONS)
SENIOR NOTES
Maturing in Fiscal 1996......................                                                  $  222
Maturing in Fiscal 1997......................  $    1                     $9        $   10          1
Maturing in Fiscal 1998......................       1                                    1          1
Maturing in Fiscal 1999......................      21                                   21         21
Maturing in Fiscal 2000......................      23                                   23         24
Maturing in Fiscal 2001......................     158                                  158        149
December 1, 2001 and thereafter..............       2                                    2          2
                                               ------                     --        ------     ------
     Senior Notes............................     206                      9           215        420
                                               ------                     --        ------     ------
SUBORDINATED INDEBTEDNESS
Maturing in Fiscal 1996......................                                                     258
Maturing in Fiscal 1997......................     550        350                       900        741
Maturing in Fiscal 1998......................     350        465                       815      1,170
Maturing in Fiscal 1999......................     334                                  334        179
Maturing in Fiscal 2000......................     192                                  192        192
Maturing in Fiscal 2001......................     200                                  200
December 1, 2001 and thereafter..............   1,382        127                     1,509        537
                                               ------       ----                    ------     ------
     Subordinated Indebtedness...............   3,008        942                     3,950      3,077
                                               ------       ----          --        ------     ------
Long-Term Debt...............................  $3,214       $942          $9        $4,165     $3,497
                                               ======       ====          ==        ======     ======

     Of the Company's long-term debt outstanding as of November 30, 1996, $200 million is repayable prior to maturity at the option of the holder, at par value.

     The Company's interest in 3 World Financial Center is financed with U.S. dollar fixed rate senior notes totaling $202 million as of November 30, 1996. These notes are unconditionally guaranteed by American Express with a portion of these notes being collateralized by certain mortgage obligations.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     As of November 30, 1996, LBI had $1.4 billion available for the issuance of debt securities under various shelf registrations.

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

     At November 30, 1996 the notional values of the Company's interest rate swaps related to its long-term debt obligations were approximately $3.7 billion. In terms of notional amounts outstanding, these derivative products mature as follows:

                                                                                   TOTAL
                                                                               -------------
                                                                               (IN MILLIONS)
    Maturing in Fiscal 1997................................................       $ 1,451
    Maturing in Fiscal 1998................................................           350
    Maturing in Fiscal 1999................................................           355
    Maturing in Fiscal 2000................................................           215
    Maturing in Fiscal 2001................................................           225
    December 1, 2001 and thereafter........................................         1,119
                                                                                   ------
              Total........................................................       $ 3,715
                                                                                   ======
    Weighted average rate at November 30, 1996
    Receive rate...........................................................          7.16%
    Pay rate...............................................................          6.32%

     The Company terminated certain swaps which were utilized to modify the interest rate characteristics of the Company's long-term debt issuances. At November 30, 1996, the Company had deferred gains of approximately $2 million related to such terminated contracts which will be amortized to reduce interest expense through fiscal 1997. On an overall basis, the Company's long-term debt related end user derivative activities resulted in reduced interest expense of approximately $20 million, $29 million and $40 million in 1996, 1995 and 1994, respectively. In addition, the Company's end user derivative activities resulted in the following changes to the Company's mix of fixed and floating rate debt and effective weighted average rates of interest.

                                                                  NOVEMBER 30, 1996
                                                  --------------------------------------------------
                                                    LONG-TERM DEBT          WEIGHTED AVERAGE(1)
                                                  -------------------   ----------------------------
                                                   BEFORE     AFTER     CONTRACTUAL   EFFECTIVE RATE
                                                  END USER   END USER    INTEREST     AFTER END USER
                                                  ACTIVITIES ACTIVITIES    RATE         ACTIVITIES
                                                  --------   --------   -----------   --------------
                                                     (IN MILLIONS)
    USD Obligations
      Fixed Rate................................   $3,214     $  408        7.99%          8.88%
      Floating Rate.............................      942      3,748        6.55%          6.66%
    Non-USD Obligations.........................        9          9        0.88%          0.88%
                                                   ------     ------        ----           ----
              Total.............................   $4,165     $4,165        7.65%          6.87%
                                                   ======     ======        ====           ====

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                  NOVEMBER 30, 1995
                                                  --------------------------------------------------
                                                    LONG-TERM DEBT          WEIGHTED AVERAGE(1)
                                                  -------------------   ----------------------------
                                                   BEFORE     AFTER     CONTRACTUAL   EFFECTIVE RATE
                                                  END USER   END USER    INTEREST     AFTER END USER
                                                  ACTIVITIES ACTIVITIES    RATE         ACTIVITIES
                                                  --------   --------   -----------   --------------
                                                     (IN MILLIONS)
    USD Obligations
      Fixed Rate................................   $2,384     $  580        8.60%          7.51%
      Floating Rate.............................    1,103      2,907        7.31%          7.55%
    Non-USD Obligations.........................       10         10        0.94%          0.94%
                                                   ------     ------        ----           ----
              Total.............................   $3,497     $3,497        8.17%          7.52%
                                                   ======     ======        ====           ====

---------------
(1) Weighted average interest rates were calculated utilizing non-US dollar interest rates, where applicable.

NOTE 4.  INCENTIVE PLANS

EMPLOYEE STOCK PURCHASE PLAN

     The Employee Stock Purchase Plan (the "ESPP") allows employees to purchase Common Stock at a 15% discount from market value, with a maximum of $25,000 in annual aggregate purchases by any one individual. The number of shares of Common Stock authorized for purchase by eligible employees is 6 million. As of November 30, 1996 and 1995, 1.2 million shares and 0.7 million shares, respectively, of Common Stock had been purchased by eligible employees through the ESPP. Holdings controls the dilutive impact of the ESPP through open market purchases.

1994 INCENTIVE PLANS

     The 1994 Management Replacement Plan provided awards similar to the American Express common shares granted to Company employees which were canceled as of the date of the spin-off from American Express, May 31, 1994. Through November 30, 1996, a total of 2.0 million awards had been granted under the Replacement Plan, including both stock options and restricted stock; 1.2 million were outstanding at November 30, 1996. No future awards will be granted under this plan.

     The Lehman Brothers Holdings Inc. 1994 Management Ownership Plan (the "1994 Plan") provides for the issuance of stock options, stock appreciation rights, restricted stock units ("RSUs"), restricted stock, performance shares and performance stock units ("PSUs") for a period of up to ten years to eligible employees. A total of 16.65 million shares of Common Stock may be subject to awards under the 1994 Plan. At November 30, 1996, awards with respect to 14.1 million shares of common stock have been made under the 1994 Plan.

1996 MANAGEMENT OWNERSHIP PLAN

     During 1996, Holding's shareholders approved the 1996 Management Ownership Plan (the "1996 Plan") under which awards similar to those of the 1994 Plan may be granted and under which, up to 10 million shares of common stock may be subject to awards. At November 30, 1996, awards with respect to 0.8 million shares of common stock have been made under the 1996 Plan.

EMPLOYEE INCENTIVE PLAN

     During 1995, the Board of Directors of Holdings adopted the Employee Incentive Plan ("EIP"), which has provisions similar to the 1994 Plan, and under which up to 20 million shares of Common Stock may be subject to awards. The Company controls the dilutive impact of these awards through open market purchases.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

At November 30, 1996, awards with respect to 12.0 million shares of common stock have been made under the EIP.

     The following is a summary of Restricted Stock Units awarded under Holdings' stock based compensation plans:

RESTRICTED STOCK UNITS

                                                             1994
                                                             PLAN           EIP          TOTAL
                                                          ----------     ---------     ----------
Balance, January 1, 1994
  Granted...............................................   5,279,321                    5,279,321
  Canceled..............................................    (674,216)                    (674,216)
                                                          ----------     ---------     ----------
Balance, November 30, 1994..............................   4,605,105                    4,605,105
                                                          ----------     ---------     ----------
  Granted...............................................   8,021,784     2,039,220     10,061,004
  Canceled..............................................    (586,092)                    (586,092)
                                                          ----------     ---------     ----------
Balance, November 30, 1995..............................  12,040,797     2,039,220     14,080,017
                                                          ----------     ---------     ----------
  Granted...............................................     419,614     7,130,720      7,550,334
  Canceled..............................................    (801,614)     (405,575)    (1,207,189)
  Exchanged for stock without restrictions..............    (474,222)                    (474,222)
                                                          ----------     ---------     ----------
Balance, November 30, 1996..............................  11,184,575     8,764,365     19,948,940
                                                          ==========     =========     ==========

     Eligible employees receive RSUs as a portion of their total compensation in lieu of cash. There is no further cost to employees and senior officers of Holdings and its subsidiaries (the "Firm") associated with the RSU awards. The Firm records compensation expense for RSUs based on the market value of Common Stock and the applicable vesting provisions. Generally, RSUs awarded to employees vest 80% one year from the date of the grant with the remaining 20% vesting five years from the date of grant. In addition, approximately 1.1 million RSUs were awarded to Holdings' managing directors in November 1996 which vest and convert to common stock in five years from the grant date. Each RSU outstanding on the respective dates for which 100% vesting occurs will be exchanged for a share of freely transferable Common Stock. Holdings pays a dividend equivalent on each RSU outstanding based on dividends paid on the Common Stock.

     Of the RSUs issued and outstanding at November 30, 1996, approximately 9.3 million RSUs were vested, approximately 4.7 million RSUs will vest on July 1, 1997, and the remaining will vest subsequent to July 1, 1997.

     In addition to the RSUs included in the above RSU summary, as of December 31, 1996, Holdings has awarded RSUs and PSUs under the 1996 Plan to members of Holdings' Corporate Management Committee ("CMC") and under the EIP to certain senior officers. The number of PSUs which may be earned is dependent upon the achievement of certain performance levels within predetermined performance periods. At the end of a performance period, any PSUs earned will convert one-for-one to RSUs which then vest in five years. Approximately 0.7 million RSUs awarded to members of the CMC as of December 31, 1996, were based on performance goals satisfied for the period from January 1, 1996 through December 31, 1996.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     As of December 31, 1996, approximately 1.8 million PSUs were earned, subject to vesting and transfer restrictions. The compensation cost for the RSUs payable in satisfaction of PSUs is accrued over the combined performance and vesting periods.

STOCK OPTIONS

                                                                                            WEIGHTED-
                                                                                             AVERAGE
                                  1994      REPLACEMENT    1996                             EXERCISE    EXPIRATION
                                  PLAN         PLAN        PLAN        EIP        TOTAL       PRICE       DATES
                                ---------   -----------   -------   ---------   ---------   ---------   ----------
Balance, January 1, 1994
  Granted.....................  1,960,720    1,849,769                          3,810,489    $18.00      2/95-5/04
  Canceled....................                 (60,000)                           (60,000)   $18.00
                                ---------    ---------    -------   ---------   ---------   ------       ---------
Balance, November 30, 1994....  1,960,720    1,789,769                          3,750,489    $18.00      2/95-5/04
                                ---------    ---------    -------   ---------   ---------   ------       ---------
  Granted.....................  1,125,000                           1,400,000   2,525,000    $20.875         10/00
  Exercised...................                 (68,996)                           (68,996)   $18.00
  Canceled....................     (7,040)    (291,588)                          (298,628)   $18.00
                                ---------    ---------    -------   ---------   ---------   ------       ---------
Balance, November 30, 1995....  3,078,680    1,429,185              1,400,000   5,907,865    $18.68      5/96-5/04
                                ---------    ---------    -------   ---------   ---------   ------       ---------
  Granted.....................                            825,000   2,650,000   3,475,000    $24.16      3/01-5/01
  Exercised...................    (93,333)    (251,909)                          (345,242)   $18.00
  Canceled....................   (116,667)     (22,247)              (850,000)   (988,914)   $22.83
                                ---------    ---------    -------   ---------   ---------   ------       ---------
Balance, November 30, 1996....  2,868,680    1,155,029    825,000   3,200,000   8,048,709    $20.58      2/97-5/04
                                =========    =========    =======   =========   =========   ======       =========

     At November 30, 1996 and 1995, approximately 2.6 million and 2.1 million options, respectively, were exercisable at a weighted-average price of $18.00. The exercise price for all stock options awarded has been equal to 100% of the market price of Common Stock on the day of grant. All options awarded in 1994 become exercisable in one-third increments ratably in the three years following grant date. The options granted in 1995 and 1996 become exercisable in four and one half years following grant date; exercisability is accelerated ratably in one-third increments as Holdings' Common Stock meets, or exceeds, specific target prices.

NOTE 5.  CAPITAL REQUIREMENTS

     As a registered broker dealer, LBI is subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At November 30, 1996, LBI's regulatory net capital, as defined, of $1,634 million exceeded the minimum requirement by $1,524 million. The Company's triple-A rated derivatives subsidiary, Lehman Brothers Financial Products Inc., has established certain capital and operating restrictions which are reviewed by various rating agencies.

     In addition to amounts presented in the accompanying Consolidated Statement of Financial Condition as cash and securities segregated and on deposit for regulatory and other purposes, securities with a market value of approximately $345 million and $320 million at November 30, 1996 and 1995, respectively, primarily collateralizing securities purchased under agreements to resell, have been segregated in a special reserve bank account for the exclusive benefit of customers pursuant to the Reserve Formula requirements of SEC Rule 15c3-3.

     Repayment of subordinated indebtedness and certain advances and dividend payments by LBI are restricted by the regulations of the SEC and other regulatory agencies. In addition, certain instruments governing the indebtedness of LBI contractually limit its ability to pay dividends. At November 30, 1996 $1,427 million of net assets of the Company were restricted as to the payment of dividends.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 6.  EMPLOYEE BENEFIT PLANS

     Holdings provides various pension plans for the majority of its employees worldwide. In addition, Holdings provides certain other postretirement benefits, primarily health care and life insurance to eligible employees. The following summarizes these plans:

PENSION PLANS

     The Company participates in several noncontributory defined benefit pension plans, sponsored by Holdings, which cover substantially all employees. The cost of pension benefits for eligible employees, measured by length of service, compensation and other factors, is currently being funded through trusts established under the plans. Funding of retirement costs for the applicable plans complies with the minimum funding requirements specified by the Employee Retirement Income Security Act of 1974, as amended, and other statutory requirements.

     Total (income) expense related to pension benefits for 1996, 1995 and 1994 consisted of the following components:

                                                                  TWELVE MONTHS
                                                                      ENDED         ELEVEN MONTHS
                                                                  NOVEMBER 30,          ENDED
                                                                  -------------     NOVEMBER 30,
                                                                  1996     1995         1994
                                                                  ----     ----     -------------
                                                                           (IN MILLIONS)
Service cost -- benefits earned during the period...............  $  7     $  5         $   8
Interest cost on projected benefit obligation...................    28       26            23
Actual return on plan assets....................................   (93)     (72)            2
Net amortization and deferral...................................    48       37           (30)
                                                                  ----     ----          ----
          Total (income) expense................................  $(10)    $ (4)        $   3
                                                                  ====     ====          ====

     Plan assets within the trust consist principally of equities and bonds. The actual return on plan assets for 1996 and 1995 reflects the favorable market environments in those years. In addition, Company contributions increased assets under investment in 1996 and 1995. Adverse market conditions in 1994 were the principal reason for the lower return earned in that year.

     The following table sets forth the funded status of Holdings' domestic defined benefit plan:

                                                                           NOVEMBER 30,
                                                                          ---------------
                                                                          1996      1995
                                                                          -----     -----
                                                                           (IN MILLIONS)
    Actuarial present value of benefit obligations
      Vested benefit obligation.........................................  $(389)    $(375)
                                                                          -----     -----
      Accumulated benefit obligation....................................  $(391)    $(378)
                                                                          -----     -----
    Projected benefit obligation........................................  $(399)    $(387)
    Plan assets at fair value...........................................    560       481
                                                                          -----     -----
    Plan assets in excess of projected benefit obligation...............    161        94
    Unrecognized net loss...............................................     38        95
    Unrecognized prior service cost.....................................     (3)       (4)
    Unrecognized net asset..............................................     (1)       (2)
                                                                          -----     -----
    Prepaid pension asset recognized in Holdings' Consolidated Statement
      of Financial Condition............................................  $ 195     $ 183
                                                                          =====     =====

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The weighted average assumed discount rate used in determining the actuarial present value of the projected benefit obligation for the plan was 7.5% and 7.25% in 1996 and 1995, respectively. The weighted average rate of increase in future compensation levels used was 5.0% for 1996 and 1995. The weighted average expected long-term rate of return on assets was 9.5% in 1996 and 9.75% for 1995 and 1994.

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

     Net periodic postretirement benefits cost for 1996, 1995, and 1994 consisted of the following components:

                                                              TWELVE MONTHS
                                                                  ENDED           ELEVEN MONTHS
                                                              NOVEMBER 30,            ENDED
                                                            -----------------     NOVEMBER 30,
                                                             1996       1995          1994
                                                            ------     ------     -------------
                                                                       (IN MILLIONS)
    Service cost..........................................   $  1       $  1           $ 1
    Interest cost.........................................      3          4             5
    Amortization of unrecognized net reduction in prior
      service cost and unrecognized gain..................     (1)        (1)           (1)
                                                              ---        ---           ---
    Net periodic postretirement benefits cost.............   $  3       $  4           $ 5
                                                              ===        ===           ===

     The following table sets forth the amount recognized in the Consolidated Statement of Financial Condition for the Company's postretirement benefit plans (other than pension plans):

                                                                            NOVEMBER 30,
                                                                          -----------------
                                                                           1996       1995
                                                                          ------     ------
                                                                            (IN MILLIONS)
    Accumulated postretirement benefit obligation
      Retirees..........................................................   $ 36       $ 42
      Fully eligible active plan participants...........................      3          4
      Other active plan participants....................................     10          6
                                                                            ---        ---
                                                                             49         52
                                                                            ---        ---
    Unrecognized net gain...............................................     21         17
    Unrecognized net reduction in prior service cost....................      8          8
                                                                            ---        ---
    Accrued postretirement liability recognized in the Consolidated
      Statement of Financial Condition..................................   $ 78       $ 77
                                                                            ===        ===

     The discount rate used in determining the accumulated postretirement benefit obligation was 7.5% and 7.25% in 1996 and 1995, respectively.

     The annual assumed health care cost trend rate is 10% for the year ended November 30, 1997 and is assumed to decrease at the rate of 1% per year to 6% in the year ended November 30, 2001 and remain at that level thereafter. An increase in the assumed health care cost trend rate by one percentage point in each period would increase the accumulated postretirement benefit obligation as of November 30, 1996 by approximately $3 million.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 7.  INCOME TAXES

     The Company's income is included in the consolidated U.S. federal income tax return of Holdings and its subsidiaries. For the period prior to the spin-off from American Express on May 31, 1994, the income of the Company was included in the American Express consolidated U.S. federal income tax return, as it had been since August of 1990. The income tax provision for the Company is computed in accordance with the tax sharing agreement between Holdings and its Subsidiaries.

     With respect to the period in which the Company was included in the American Express consolidated U.S. federal income tax return, intercompany taxes were remitted to, or from, American Express when they were otherwise due to or from the relevant taxing authority. The balances due to Holdings at November 30, 1996 and 1995 were $169 million and $9 million, respectively.

     The provision for (benefit from) income taxes from continuing operations consists of the following:

                                                                TWELVE MONTHS
                                                                    ENDED         ELEVEN MONTHS
                                                                NOVEMBER 30,          ENDED
                                                              -----------------   NOVEMBER 30,
                                                               1996       1995        1994
                                                              ------     ------   -------------
                                                                        (IN MILLIONS)
    Current
      Federal...............................................  $  177      $ 15        $  (1)
      State.................................................      86       (15)         (21)
      Foreign...............................................       6         4            2
                                                               -----      ----         ----
                                                                 269         4          (20)
                                                               -----      ----         ----
    Deferred
      Federal...............................................    (101)      (11)         (16)
      State.................................................     (48)       16            3
                                                               -----      ----         ----
                                                              $  120      $  9        $ (33)
                                                               =====      ====         ====

     Income from continuing operations before taxes included $22 million, $24 million, and $1 million that is subject to income taxes of foreign jurisdictions for 1996, 1995 and 1994, respectively.

     The income tax provision (benefit) differs from that computed by using the statutory federal income tax rate for the reasons shown below:

                                                                TWELVE MONTHS
                                                                    ENDED         ELEVEN MONTHS
                                                                NOVEMBER 30,          ENDED
                                                              -----------------   NOVEMBER 30,
                                                               1996       1995        1994
                                                              ------     ------   -------------
                                                                        (IN MILLIONS)
    Federal income taxes at statutory rate..................  $  108      $ 27        $   1
    State and local taxes...................................      24         1          (12)
    Tax-exempt interest and dividends.......................     (10)      (17)         (21)
    Amortization of goodwill................................       3         2            3
    Other(net)..............................................      (5)       (4)          (4)
                                                               -----      ----         ----
                                                              $  120      $  9        $ (33)
                                                               =====      ====         ====

     Deferred income taxes are provided for the differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. These temporary differences will result in future income or deductions for income tax purposes and are measured using the enacted tax rates that will be in effect when such items are expected to reverse. The Company provides deferred income taxes on undistributed earnings of foreign subsidiaries.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     At November 30, 1996 and 1995 the deferred tax assets and liabilities consisted of the following:

                                                                            NOVEMBER 30,
                                                                            -------------
                                                                            1996     1995
                                                                            ----     ----
                                                                            (IN MILLIONS)
    DEFERRED TAX ASSETS
    Reserve not currently deductible......................................  $ 32     $ 30
    Unrealized trading and investment activity............................    78       33
    Other.................................................................     3        4
                                                                            ----     ----
                                                                             113       67
    Less: Valuation Allowance.............................................    32       26
                                                                            ----     ----
    Total assets net of valuation allowance...............................  $ 81     $ 41
                                                                            ----     ----
    DEFERRED TAX LIABILITIES..............................................    (2)      (2)
                                                                            ----     ----
    Net deferred tax asset................................................  $ 79     $ 39
                                                                            ====     ====

     In accordance with the tax sharing agreement with Holdings, the Company was reimbursed for $341 million and $238 million of net deferred tax assets as of November 30, 1996 and November 30, 1995, respectively.

     The net deferred tax assets are included in deferred expenses and other assets in the accompanying Consolidated Statement of Financial Condition. At November 30, 1996, the valuation allowance recorded against deferred tax assets from continuing operations was $32 million compared to $26 million at November 30, 1995. The increase in the valuation allowance had no impact on the Company's Consolidated Statement of Operations since it was associated with a corresponding increase in the Company's net deferred tax assets.

     For tax return purposes, the Company has approximately $92 million of NOL carryforwards, substantially all of which are attributable to the 1988 acquisition of E.F. Hutton Group, Inc., (now known as LBI Group Inc.). The net deferred tax asset associated with the NOL carryforward has been transferred to Holdings in accordance with the tax sharing agreement. Substantially, all of the NOLs are scheduled to expire in the years 1999 through 2009.

NOTE 8.  DERIVATIVE FINANCIAL INSTRUMENTS

     Derivatives are financial instruments whose value is based upon an underlying asset (e.g., treasury bond), index (e.g., S&P 500) or reference rate (e.g., LIBOR). Over-the-counter ("OTC") derivative products are privately negotiated contractual agreements that can be tailored to meet individual client needs, and include forwards, swaps and certain options including caps, collars and floors. Exchange-traded derivative products are standardized contracts transacted through regulated exchanges and include futures and certain option contracts listed on an exchange.

     In the normal course of business, the Company enters into derivative transactions both in a trading capacity and as an end user. Acting in a trading capacity, the Company enters into derivative transactions to satisfy the needs of its clients and to manage the Company's own exposure to market and credit risk resulting from its trading activities in cash instruments (collectively, "Trading-Related Derivative Activities"). As an end user, the Company primarily enters into interest rate swap and option contracts to adjust the interest rate nature of its funding sources from fixed to floating rates and vice versa, and to change the index upon which floating interest rates are based (i.e., Prime to LIBOR) (collectively, "End User Derivative Activities").

     There is an extensive volume of derivative products available in the marketplace which can vary from a simple forward foreign exchange contract to a complex derivative instrument with multiple risk characteristics

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

involving the aggregation of the risk characteristics of a number of derivative product types including swap products, options and forwards. Listed below are examples of various derivative products types along with a brief discussion of the performance mechanics of certain specific derivative instruments.

  Swap Products

     Interest rate swap products include interest rate and currency swaps, leveraged swaps, swap options, and other interest rate option products including caps, collars, and floors. An interest rate swap is a negotiated OTC contract in which two parties agree to exchange periodic interest payments for a defined period, calculated based upon a predetermined notional amount. Interest payments are usually exchanged on a net basis throughout the duration of the swap contract. A currency swap is an OTC agreement to exchange a fixed amount of one currency for a specified amount of a second currency at the outset and completion of the swap term. Leveraged swaps involve the multiplication of the interest rate factor upon which the interest payments streams are based (i.e., Party A pays 3 times the six month LIBOR). Caps are contractual commitments that require the writer to pay the purchaser the amount by which an interest reference rate exceeds a defined contractual rate, if any, at specified times during the contract. Conversely, a floor is a contractual commitment that requires the writer to pay the amount by which a defined contractual rate exceeds an interest reference rate at specified times over the life of the contract, if any.

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

  Options

     Option contracts provide the option purchaser (holder) with the right but not the obligation to buy or sell a financial instrument, commodity or currency at a predetermined exercise price (strike price) during a defined period (American Option) or at a specified date (European Option). The option purchaser pays a premium to the option seller (writer) for the right to exercise the option. The option seller is obligated to buy (call) or sell (put) the item underlying the contract at a set price, if the option purchaser chooses to exercise. Option contracts also exist for various indices and are similar to options on a security or other instrument except that, rather than settling physical with delivery of the underlying instrument, they are cash settled. As a purchaser of an option contract, the Company is subject to credit risk, but is not subject to market risk, since the counterparty is obligated to make payments under the terms of the option contract, if the Company exercises the option. As the writer of an option contract, the Company is not subject to credit risk but is subject to market risk, since the Company is obligated to make payments under the terms of the option contract if exercised.

     Option contracts may be exchange-traded or OTC. Exchange-traded options are the obligations of the exchange and generally have standardized terms and performance mechanics. In contrast, all of the terms of an OTC option including the method of settlement, term, strike price, premium and security are determined by negotiation of the parties.

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

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

exchange. Therefore, futures contracts provide a reduced funding alternative to purchasing the underlying cash position in the marketplace. Futures contracts may be settled by physical delivery of the underlying asset or cash settlement (for index futures) on the settlement date or by entering into an offsetting futures contract with the futures exchange prior to the settlement date.

     Forwards are OTC contractual commitments to purchase or sell a specified amount of a financial instrument, foreign currency or commodity at a future date at a predetermined price. TBAs are forward contracts which give the purchaser/seller an obligation to obtain/deliver mortgage securities in the future. Therefore, TBAs subject the holder to both interest rate risk and principal prepayment risk.

TRADING-RELATED DERIVATIVE ACTIVITIES

     Derivatives are subject to various risks similar to other financial instruments including market, credit, and operational risk. In addition, the Company may also be exposed to legal risks related to its derivative activities including the possibility that a transaction may be unenforceable under applicable law. The risks of derivatives should not be viewed in isolation, but rather should be considered on an aggregate basis along with the Company's other trading-related activities. The Company manages the risks associated with derivatives on an aggregate basis along with the risks associated with its proprietary trading and market-making activities in cash instruments as part of its firmwide risk management policies.

     Derivatives are generally based upon notional values. Notional values are not recorded on-balance-sheet, but rather are utilized solely as a basis for determining future cash flows to be exchanged. Therefore, notional amounts provide a measure of the Company's involvement with such instruments, but are not indicative of potential risk.

     The following table reflects the notional/contract value of the Company's Trading-Related Derivative Activities.

TRADING-RELATED DERIVATIVE FINANCIAL INSTRUMENTS

                                                             NOTIONAL/CONTRACT VALUE
                                                          -----------------------------        1996
                                                          NOVEMBER 30,     NOVEMBER 30,      WEIGHTED
                                                              1996             1995          AVERAGE
                                                          ------------     ------------      MATURITY
                                                                                            ----------
                                                                  (IN MILLIONS)             (IN YEARS)
Interest rate and currency swaps and options (including
  caps, collars and floors).............................   $  722,123       $  552,877         3.96
Foreign exchange forward and future contracts and
  options...............................................      331,366          326,274          .22
Other fixed income securities contracts (including
  futures contracts and options), mortgage-backed
  securities forward contracts and options..............      342,859          245,962          .80
Equity contracts (including equity swaps, futures,
  warrants and options).................................        4,060            5,074          .65
Commodity contracts (including swaps, futures, forwards
  and options)..........................................        6,043            8,544          .45
                                                           ----------       ----------         ----
          Total.........................................   $1,406,451       $1,138,731         2.28
                                                           ==========       ==========         ====

     Of the total notional value at November 30, 1996 and 1995 approximately $1,118 billion and $936 billion are over the counter and $288 billion and $203 billion are exchange traded, respectively. The total weighted average maturity at November 30, 1996, for over the counter and exchange traded contracts was
2.63 years and 0.94 years, respectively. Approximately $731 billion of the notional/contract value of the Company's Trading-Related Derivative Activities mature within the year ended November 30, 1997, of which approximately 45% have maturities of less than one month.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company records its Trading-Related Derivative Activities on a mark-to-market basis with realized and unrealized gains (losses) recognized currently in principal transactions. The Company currently records unrealized gains and losses on derivative contracts on a net basis in the Consolidated Statement of Financial Condition for those transactions with counterparties executed under a legally enforceable master netting agreement. While the Company may utilize derivative products in all its businesses, the Company views its derivative product revenues as the revenues earned from the Company's fixed income derivative products business, foreign exchange derivatives and metals. Principal transactions and net interest revenues related to the Company's fixed income derivative products business were $319 million for 1996, $185 million for 1995 and $305 million for 1994. Principal transactions and net interest revenues related to foreign exchange derivatives and metals were $61 million for 1996, $55 million for 1995 and $52 million for 1994.

     Listed in the following table is the fair value of the Company's Trading-Related Derivative Activities as of November 30, 1996 and 1995 as well as the average fair value of these instruments. Average fair values of these instruments were calculated based upon month-end statement of financial condition values, which the Company believes does not vary significantly from the average fair value calculated on a more frequent basis. Variances between average fair values and period-end values are due to changes in the volume of activities in these instruments and changes in the valuation of these instruments due to variations in market and credit conditions.

FAIR VALUE OF TRADING-RELATED DERIVATIVE FINANCIAL INSTRUMENTS

                                                                                   AVERAGE FAIR VALUE*
                                                            FAIR VALUE*            TWELVE MONTHS ENDED
                                                         NOVEMBER 30, 1996          NOVEMBER 30, 1996
                                                       ----------------------     ----------------------
                                                       ASSETS     LIABILITIES     ASSETS     LIABILITIES
                                                       ------     -----------     ------     -----------
                                                                         (IN MILLIONS)
Interest rate and currency swaps and options
  (including caps, collars and floors)...............  $3,943       $ 3,159       $3,336       $ 1,917
Foreign exchange forward contracts and options.......     834         1,089          668         1,118
Options on other fixed income securities,
  mortgage-backed securities forward contracts and
  options............................................     221           248          236           237
Equity contracts (including equity swaps, warrants
  and options).......................................     254           127          233            74
Commodity contracts (including swaps, forwards, and
  options)...........................................      46            39           51            50
                                                       ------        ------       ------        ------
          Total......................................  $5,298       $ 4,662       $4,524       $ 3,396
                                                       ======        ======       ======        ======

---------------
* Amounts represent carrying value (exclusive of collateral) and do not include receivables or payables related to exchange traded futures contracts.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                                   AVERAGE FAIR VALUE*
                                                            FAIR VALUE*            TWELVE MONTHS ENDED
                                                         NOVEMBER 30, 1995          NOVEMBER 30, 1995
                                                       ----------------------     ----------------------
                                                       ASSETS     LIABILITIES     ASSETS     LIABILITIES
                                                       ------     -----------     ------     -----------
                                                                         (IN MILLIONS)
Interest rate and currency swaps and options
  (including caps, collars and floors)...............  $2,672       $ 2,248       $2,692       $ 2,060
Foreign exchange forward contracts and options.......     893         1,171        1,173         1,226
Options on other fixed income securities,
  mortgage-backed securities forward contracts and
  options............................................     188           151          182           172
Equity contracts (including equity swaps, warrants
  and options).......................................     137            36          139            22
Commodity contracts (including swaps, forwards, and
  options)...........................................      39            51           67            60
                                                       ------        ------       ------        ------
          Total......................................  $3,929       $ 3,657       $4,253       $ 3,540
                                                       ======        ======       ======        ======

---------------
* Amounts represent carrying value (exclusive of collateral) and do not include receivables or payables related to exchange traded futures contracts.

     Assets included in the table above represent the Company's unrealized gains, net of unrealized losses for situations in which the Company has a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties. Therefore, the fair value of assets related to derivative contracts at November 30, 1996 represents the Company's net receivable for derivative financial instruments before consideration of collateral. Included within this amount was $5,044 million and $254 million, related to OTC contracts and exchange-traded contracts, respectively.

     The primary difference in risks related to OTC and exchange-traded contracts is credit risk. OTC contracts contain credit risk for unrealized gains from various counterparties for the duration of the contract, net of collateral.

     With respect to OTC instruments, the Company views its net credit exposure to be $3,643 million at November 30, 1996, representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of collateral of $1,401 million.

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

                                                                                    1996
                       COUNTERPARTY                          S&P/MOODY'S         NET CREDIT
                        RISK RATING                           EQUIVALENT          EXPOSURE
    ---------------------------------------------------  --------------------    ----------
         1.............................................        AAA/Aaa               26%
         2.............................................   AA-/Aa3 or higher          23%
         3.............................................    A-/A3 or higher           41%
         4.............................................  BBB-/Baa3 or higher          6%
         5.............................................   BB-/Ba3 or higher           3%
         6.............................................     B+/B1 or lower            1%

     These designations are based on actual ratings made by external rating agencies or by equivalent ratings established and utilized by the Company's Corporate Credit Department.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company is also subject to credit risk related to its exchange traded derivative contracts. Exchange traded contracts, including futures and certain options, are transacted directly on the exchange. To protect against the potential for a default, all exchange clearing houses impose net capital requirements for their membership. Additionally, the exchange clearing house requires counterparties to futures contracts to post margin upon the origination of the contract and for any changes in the market value of the contract on a daily basis (certain foreign exchanges extend settlement to three days). Therefore, the potential for losses from exchange-traded products is limited.

END USER DERIVATIVE ACTIVITIES

     The Company utilizes interest rate swap agreements as an end user to modify the interest rate characteristics of its long-term debt portfolio. The Company actively manages the interest rate exposure on its long-term debt portfolio to more closely match the terms of its debt portfolio to the assets being funded and to minimize interest rate risk. At November 30, 1996 and November 30, 1995 the notional value of the Company's end user activities related to its long-term debt obligations were approximately $3.7 billion and $2.7 billion, respectively. (For a further discussion of the Company's long-term debt-related end user activities see Note 3.)

     The Company also utilizes derivative products as an end user to modify its interest rate exposure associated with its secured financing activities, including securities purchased under agreements to resell, securities borrowed, securities sold under agreements to repurchase and securities loaned. At November 30, 1996 and 1995, the Company had $114 billion and $87 billion, respectively of such secured financing activities. As with the Company's long-term debt, its secured financing activities expose the Company to interest rate risk. The Company, as an end user, manages the interest rate risk related to these activities by entering into derivative financial instruments, including interest rate swaps and purchased options. The Company designates certain specific derivative transactions against specific assets and liabilities with matching maturities. In addition, the Company manages the interest rate risk of anticipated secured financing transactions with derivative products. These derivative products are designated against the existing secured financing transactions for their applicable maturity. The remaining term of these transactions are designated against the anticipated secured financing transactions which will replace the existing secured financing transactions at their maturity. The Company continuously monitors the level of secured financing transactions to ensure that there is a high degree of certainty that the Company will enter into the anticipated secured financing transactions at a level in excess of the designated derivative product transactions. At November 30, 1996 and November 30, 1995, the Company, as an end user, utilized derivative financial instruments with an aggregate notional amount of $47.6 billion and $21.5 billion, respectively, to modify the interest rate characteristics of its secured financing activities. The total notional value of these agreements had a weighted average maturity of 0.5 years and 1.1 years as of November 30, 1996 and November 30, 1995, respectively.

     The Company terminated certain swaps designated as hedges of the Company's secured financing activities. At November 30, 1996, a loss of approximately $32 million from these terminated contracts was deferred and will be amortized to interest expense over the original period of the hedge. On an overall basis, the Company's secured financing end user activities increased net interest income by approximately $16 million, $39 million and $6 million for 1996, 1995 and 1994, respectively.

NOTE 9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" requires the Company to report the fair value of financial instruments, as defined. Assets and liabilities which are carried at fair value include all of the Company's trading assets and liabilities including derivative financial instruments used for trading purposes as described in Note 1, which are recorded as securities and other financial instruments owned and securities and other financial instruments sold but not yet purchased.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Assets and liabilities, which are recorded at contractual amounts that approximate market or fair value, include cash and cash equivalents, cash and securities segregated and on deposit for regulatory and other purposes, receivables, certain other assets and deferred expenses, commercial paper and short-term debt, and payables. The market value of such items are not materially sensitive to shifts in market interest rates because of the limited term to maturity of these instruments and their variable interest rates.

     Financial instruments which are recorded at amounts that do not necessarily approximate market or fair value, include long-term debt, certain secured financing activities and the related financial instruments utilized by the Company as an end user to manage the interest rate risk of these exposures. The Company's long-term debt is recorded at contractual or historical amounts. The following table provides a summary of the fair value of the Company's long-term debt and related end user activities. The fair value of the Company's long-term debt was estimated using either quoted market prices or discounted cash flow analyses based on the Company's current borrowing rates for similar types of borrowing arrangements. The unrecognized net gain/(loss) related to the Company's end user activities reflects the estimated amounts the Company would receive/(pay) if the agreements were terminated based on market rates at November 30, 1996 and 1995, respectively.

                                                                           NOVEMBER 30,
                                                                         -----------------
                                                                          1996       1995
                                                                         ------     ------
                                                                           (IN MILLIONS)
    Carrying value of long-term debt...................................  $4,165     $3,497
    Fair value of long-term debt.......................................   4,352      3,647
                                                                         ------     ------
    Unrecognized net gain (loss) on long-term debt.....................    (187)      (150)
                                                                         ------     ------
    Unrecognized net gain (loss) on long-term debt end user
      activities.......................................................      60         56
                                                                         ======     ======

     The Company carries its secured financing activities, including securities purchased under agreements to resell, securities borrowed, securities sold under agreements to repurchase and securities loaned, at their original contract amount plus accrued interest, which for the majority of such financing activities is an approximation of fair value. At November 30, 1996 and 1995, the Company had $114 billion and $87 billion, respectively, of such secured financing activities. As with the Company's long-term debt, its secured financing activities expose the Company to interest rate risk.

     At November 30, 1996 and 1995, the Company, as an end user, utilized derivative financial instruments with an aggregate notional amount of $47.6 billion and $21.5 billion, respectively, to modify the interest rate characteristics of its secured financing activities. The unrecognized net losses related to these derivative financial instruments of $10 million and $36 million at November 30, 1996 and 1995, respectively, were offset by unrecognized net gains arising from the Company's secured financing activities.

NOTE 10.  OTHER COMMITMENTS AND CONTINGENCIES

     As of November 30, 1996 and 1995, the Company was contingently liable for $2,036 million and $721 million, respectively, of letters of credit, primarily used to provide collateral for securities and commodities borrowed and to satisfy margin deposits at option and commodity exchanges, and other guarantees.

     At November 30, 1996, the Company has commitments under certain secured lending arrangements of approximately $2.7 billion. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness.

     As of November 30, 1996 and 1995, the Company had pledged or otherwise transferred securities, primarily fixed income, having a market value of approximately $28.2 billion and $23.2 billion, respectively, as

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

collateral for securities borrowed or otherwise received having a market value of approximately $27.6 billion and $23.1 billion, respectively.

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

     In the normal course of business the Company is exposed to off-balance sheet credit and market risk as a result of executing, financing and settling various customer security and commodity transactions. Off-balance sheet risk arises from the potential that customers or counterparties fail to satisfy their obligations and that the collateral obtained is insufficient. In such instances, the Company may be required to purchase or sell financial instruments at unfavorable market prices. The Company seeks to control these risks by obtaining margin balances and other collateral in accordance with regulatory and internal guidelines.

     In addition, the Company is also exposed to off-balance sheet risk as a result of entering into commitments to extend credit in connection with certain merchant banking, investment banking and loan syndication transactions. The Company also provides and will continue to provide margin lending and other extensions of credit to clients.

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

     Securities and other financial instruments owned by the Company include U.S. government and agency securities, and securities issued by non-U.S. governments which, in the aggregate, represented 20% of the Company's total assets at November 30, 1996. In addition, substantially all of the collateral held by the Company for resale agreements or securities borrowed, which together represented 48% of total assets at November 30, 1996, consisted of securities issued by the U.S. government, federal agencies or non-U.S. governments. In addition to these specific exposures, the Company's most significant concentration is financial institutions, which include other brokers and dealers, commercial banks and institutional clients. This concentration arises in the normal course of the Company's business.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

LEASE COMMITMENTS

     The Company leases office space and equipment throughout the world and has entered into a ground lease with the Battery Park City Authority covering its headquarters at 3 World Financial Center which extends through 2069. Total rent expense for 1996, 1995 and 1994 was $21 million, $31 million and $34 million, respectively. Certain leases on office space contain escalation clauses providing for additional rentals based upon maintenance, utility and tax increases.

     Minimum future rental commitments under noncancellable operating leases (net of subleases of $501 million) are as follows:

                                                                      AMOUNT
                                                                   -------------
                                                                   (IN MILLIONS)
                Fiscal 1997......................................      $  25
                Fiscal 1998......................................         18
                Fiscal 1999......................................         15
                Fiscal 2000......................................         13
                Fiscal 2001......................................         12
                December 1, 2001 and thereafter..................        202
                                                                        ----
                                                                       $ 285
                                                                        ====

NOTE 11.  RELATED PARTY TRANSACTIONS

     In the normal course of business, the Company engages in various securities trading, investment banking and financing activities with Holdings and many of its subsidiaries (the "Related Parties"). Various charges, such as compensation, occupancy, administration and computer processing are allocated between the Related Parties, based upon specific identification and allocation methods.

     In addition, Holdings and subsidiaries of Holdings raise money through short- and long-term funding in the capital markets, which is used to fund the operations of certain of the Company's wholly owned subsidiaries. Advances from Holdings and other affiliates were $8,552 million and $8,418 million at November 30, 1996 and 1995, respectively.

     In connection therewith, advances from Holdings aggregating approximately $6.6 billion and $7.4 billion at November 30, 1996 and 1995, respectively, are generally payable on demand. The average interest rate charged on these advances is primarily based on Holdings' average daily cost of funds, which was 5.8% for the twelve months ended November 30, 1996 and 6.5% for the twelve months ended November 30, 1995. In addition, the Company had borrowings from subsidiaries of Holdings comprised of approximately $806 million and $821 million in subordinated indebtedness at November 30, 1996 and 1995, respectively. Interest charges incurred during the twelve months ended November 30, 1996, the twelve months ended November 30, 1995 and the eleven months ended November 30, 1994 from Holdings, including interest charges on subordinated and senior debt issued to Holdings, amounted to $492 million, $483 million, $277 million, respectively. In addition, the Company has advances from other subsidiaries of Holdings aggregating approximately $2.0 billion and $1.0 billion, at November 30, 1996 and 1995, respectively, with various repayment terms. The Company had notes and other receivables due from Holdings and subsidiaries of Holdings aggregating approximately $4.5 billion and $2.1 billion at November 30, 1996 and 1995, respectively, with various repayment terms.

     During the third quarter of 1994, Holdings acquired additional space in the World Financial Center and also began occupying its leased facility at 101 Hudson Street in Jersey City, New Jersey. In addition, certain employees of the Company who perform administrative and corporate functions were transferred to Holdings. Accordingly, Holdings has allocated the cost of these new facilities and services provided by employees

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

transferred to its appropriate subsidiaries. These charges, which are classified in the Consolidated Statement of Operations as management fees, are primarily comprised of occupancy and computer processing. The result of these allocations was to reduce expenses incurred directly by the Company with an offsetting increase in management fees.

     The Company believes that amounts arising through related party transactions, including those allocated expenses referred to above, are reasonable and approximate the amounts that would have been recorded if the Company operated as an unaffiliated entity.

     LB I Group ("Group"), a wholly owned subsidiary of the Company had outstanding 1,000 shares of its 9% Cumulative Preferred Stock, Series A (the "Preferred Stock"), which it issued for an aggregate purchase price of $750,000,000 to LB Funding Corp. ("Funding"), a wholly owned subsidiary of Holdings for $1,000 in cash and a promissory note of $749,999,000 bearing interest at a rate equal to the holder's cost of funds (the "Note"). In the fourth quarter of 1994, the Preferred Stock and Note were canceled. Interest income for the eleven months ended November 30, 1994 includes $25 million, from the Note. The dividend requirement on the Preferred Stock, as reflected on the Company's Consolidated Statement of Operations was $50 million for the eleven months ended November 30, 1994.

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

     During 1996, the Company paid $538 million to Holdings, as a return of capital. During 1995, the Company paid $635 million to Holdings, $559 million as a return of capital and $76 million as dividends.

NOTE 12.  OTHER CHARGES

1996 SEVERANCE CHARGE

     In the fourth quarter of 1996, Holdings recorded an $84 million severance charge ($50 million aftertax) related to certain strategic actions taken to improve on-going profitability. The 1996 severance charge reflected the culmination of Holdings' worldwide business unit economic performance review which was undertaken in the fourth quarter of 1996 to focus Holdings on its core investment banking, equity and fixed income, sales and trading areas. The charge resulted from personnel reductions across a number of underperforming fixed income and equities businesses, including exiting the precious metals business in the U.S., Europe and Asia; exiting energy trading in the U.S. and Europe, consolidating Asian fixed income risk management activities into one center in Tokyo; refocusing foreign exchange trading activities and combining the Firm's New York Private Client Services offices. Additionally, the charge reflects various other strategic personnel reductions which were aimed at delayering management. The Company recorded a $23 million severance charge ($14 million aftertax) in the fourth quarter of 1996 related to these actions.

1995 RESTRUCTURING CHARGE

     During the fourth quarter of 1995, the Company recorded a charge of $43 million pretax ($26 million aftertax) for occupancy-related real estate and severance expenses. The occupancy-related real estate component of the charge, $26 million pretax ($16 million aftertax), resulted from a complete global review of the Company's real estate requirements at current headcount levels and the elimination of excess real estate, primarily in its New York, London and Tokyo locations. The charge includes the cost to write-down the carrying value of leasehold improvements as well as the difference between its expected operating costs and projected sublease recoveries. In addition, the restructuring charge includes a $17 million pretax ($10 million aftertax) component related to severance payments made during the fourth quarter. The severance component

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

of the charge relates to payments made to terminated personnel arising from a fourth quarter formalized business unit productivity review.

REDUCTION IN PERSONNEL

     During the first quarter of 1994, the Company conducted a review of personnel needs, which resulted in the termination of certain personnel. The Company recorded a severance charge of $27 million pretax ($15 million aftertax) in the first quarter of 1994.

NOTE 13.  CHANGES IN ACCOUNTING PRINCIPLES

ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS

     In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"), which is effective for transactions occurring after December 31, 1996. SFAS No. 125 provides new accounting guidance for the transfer of financial assets, including securitizations, repurchase agreements and securities lending transactions. SFAS No. 125 outlines specific conditions which must be met for financial asset transfers to obtain either sale or financing treatment. Sale treatment is generally obtained if the seller meets the specified conditions to demonstrate that it has surrendered control over the assets; consequently the counterparty to the sale must recognize the related financial assets received. Financing treatment is generally obtained if the borrower agrees to repurchase substantially the same securities prior to maturity of the agreement while maintaining adequate collateral levels, provided that control of the securities is retained by the borrower (i.e. the owner of the securities has the ability to redeem the collateral on short notice).

     In December 1996, the FASB issued SFAS No. 127 deferring the effective date one year for certain provisions of SFAS No. 125 dealing with repurchase agreements, dollar repurchase agreements, securities lending and similar financing transactions.

     It is likely that the adoption of SFAS No. 125 will require the Company to recognize additional assets and liabilities on its Consolidated Statement of Financial Condition from transactions where the Company is deemed to have control over certain financial assets. This will have the effect of increasing the amount of assets and liabilities recognized on the balance sheet but will have no material effect on the equity or financial condition of the Company.

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

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

NOTE 14.  QUARTERLY INFORMATION (UNAUDITED)

     The following information represents the Company's unaudited quarterly results of operations for 1996 and 1995. Certain amounts reflect reclassifications to conform to the current period's presentation. These quarterly results reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results. Revenues and earnings of the Company can vary significantly from quarter to quarter due to the nature of the Company's business activities.

                                                1996                                     1995
                                ------------------------------------     ------------------------------------
                                NOV. 30   AUG. 31   MAY 31   FEB. 29     NOV. 30   AUG. 31   MAY 31   FEB. 28
                                -------   -------   ------   -------     -------   -------   ------   -------
                                                                (IN MILLIONS)
Total revenues................  $ 3,265   $ 3,057   $3,107   $ 3,068     $ 3,175   $ 3,086   $2,991   $ 2,780
Interest expense..............    2,554     2,614    2,492     2,461       2,596     2,525    2,504     2,329
                                 ------    ------   ------    ------      ------    ------   ------    ------
Net revenues..................      711       443      615       607         579       561      487       451
Non-interest expenses
  Compensation and benefits...      335       267      303       314         302       306      293       205
  Other expenses..............      207       186      217       215         207       194      206       244
  Severance and other
     charges..................       23                                       43
                                 ------    ------   ------    ------      ------    ------   ------    ------
Total non-interest expenses...      565       453      520       529         552       500      499       449
                                 ------    ------   ------    ------      ------    ------   ------    ------
Income (loss) before taxes....      146       (10)      95        78          27        61      (12)        2
Provision for (benefit from)
  income taxes................       57       (10)      40        33           2        22      (12)       (3)
                                 ------    ------   ------    ------      ------    ------   ------    ------
Net income (loss).............  $    89   $     0   $   55   $    45     $    25   $    39   $    0   $     5
                                 ======    ======   ======    ======      ======    ======   ======    ======

                                 EXHIBIT INDEX

                                                                                     SEQUENTIALLY
EXHIBIT                                                                                NUMBERED
NUMBER                                 DESCRIPTION                                       PAGE
------   ------------------------------------------------------------------------    ------------
  3.1    Restated Certificate of Incorporation of the Registrant dated September
         3, 1981 (incorporated by reference to Exhibit 3.1 of the Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1987).
  3.2    Certificate of Amendment to Restated Certificate of Incorporation of the
         Registrant dated May 11, 1984 (incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1988).
  3.3    Certificate of Amendment to Restated Certificate of Incorporation of the
         Registrant, dated March 6, 1985 (incorporated by reference to Exhibit
         3.3 of the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1985).
  3.4    Certificate of Amendment to Restated Certificate of Incorporation of the
         Registrant, dated August 31, 1987 (incorporated by reference to Exhibit
         3.4 of the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1987).
  3.5    Certificate of Amendment to Restated Certificate of Incorporation of the
         Registrant, dated January 28, 1988 (incorporated by reference to Exhibit
         3.5 of the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1987).
  3.6    Certificate of Amendment to Restated Certificate of Incorporation of the
         Registrant, dated July 19, 1990. (Incorporated by reference to Exhibit
         3.6 of the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1990).
  3.7    Certificate of Amendment to Restated Certificate of Incorporation of the
         Registrant, dated August 2, 1993 (incorporated by reference to Exhibit 3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended
         June 30, 1993).
  3.8    Certificate of Designations of Floating Rate Preferred Stock, filed
         April 30, 1996*
  3.9    By-Laws of the Registrant, amended as of January 30, 1997.*
  4.1    The instruments defining the rights of holders of the long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant
         hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.
 10.1    Lease and Land Disposition Agreement, dated as of September 14, 1984, between Shearson Lehman Construction Inc. and The City of New York
         (incorporated by reference to Exhibit 10.16 of the Registrant's
         Registration Statement on Form S-1 (reg. No. 33-12976)).
 10.2    Agreement of Tenants-In-Common by and among American Express Company,
         American Express Bank Ltd., American Express Travel Related Services
         Company, Inc., Shearson Lehman Brothers Inc., Shearson Lehman Government
         Securities, Inc. and Shearson Lehman Commercial Paper Incorporated
         (incorporated by reference to Exhibit 10.1 of Lehman Brothers Holdings
         Inc.'s Transition Report on Form 10-K for the eleven months ended
         November 30, 1994.)
  12.    Computation in support of ratio of earnings to fixed charges.*
  21.    Pursuant to General Instruction J of Form 10-K, the list of the
         Registrant's Subsidiaries is omitted.
  23.    Consent of Ernst & Young LLP.*
  24.    Powers of Attorney.*
  27.    Financial Data Schedule.*

(b) Reports on Form 8-K.

     None.

---------------
* Filed herewith.