Form 10-Q
period 1997-02-28
LEHMAN BROTHERS INC//
filed 1997-04-14
CIK 728586

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ]                       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1997

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

As of April 11, 1997 1,006 shares of the Registrant's Common Stock, par value $.10 per share, were issued and outstanding.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES

                                    FORM 10-Q

                     FOR THE QUARTER ENDED FEBRUARY 28, 1997

                                      INDEX

Part I.           FINANCIAL INFORMATION                              Page Number

      Item 1.      Financial Statements - (unaudited)

                Consolidated Statement of Operations -
                  Three Months Ended February 28, 1997
                  and February 29, 1996 ....................................  4


                Consolidated Statement of Financial Condition -
                  February 28, 1997 and November 30, 1996 ..................  5

                Consolidated Statement of Cash Flows -
                  Three Months Ended February 28, 1997
                  and February 29, 1996.....................................  7


                Notes to Consolidated Financial Statements..................  9

      Item 2.      Management's Discussion and Analysis of
                        Financial Condition and Results of Operations........13

Part II.          OTHER INFORMATION

         Item 1.      Legal Proceedings     ................................ 23

         Item 6.      Exhibits and Reports on Form 8-K          .............24

Signatures...................................................................25

EXHIBIT INDEX         .......................................................26

Exhibits

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT of OPERATIONS
                                   (Unaudited)
                                  (In millions)

                                                   Three months ended
                                           February 28              February 29
                                              1997                      1996
                                          -------------              ---------
Revenues
    Principal transactions                      $  226                    $  291
    Investment banking                             192                       160
    Commissions                                     83                        81
    Interest and dividends                       2,931                     2,528
    Other                                            8                         8
                                              --------                  --------
         Total revenues                          3,440                     3,068
     Interest expense                            2,819                     2,461
                                                 -----                     -----
         Net revenues                              621                       607
                                                ------                    ------
Non-interest expenses
     Compensation and benefits                     360                       314
     Brokerage, commissions and
       clearance fees                               50                        47
     Communications                                 22                        26
     Professional services                          21                        17
     Business development                           17                        20
     Occupancy and equipment                        16                        20
     Depreciation and amortization                  13                        14
     Management fees                                15                        24
     Other                                          38                        47
                                               -------                   -------
          Total non-interest expenses              552                       529
                                                ------                    ------
Income before taxes                                 69                        78
      Provision for income taxes                    22                        33
                                               -------                   -------
Net income                                     $    47                   $    45
                                               =======                   =======







                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENT of FINANCIAL CONDITION
                                   (Unaudited)
                                  (in millions)

                                                                                             February 28       November 30
ASSETS                                                                                           1997                 1996
                                                                                          ---------------      -----------
Cash and cash equivalents                                                                     $      965       $       396

Cash and securities segregated and on deposit
  for regulatory and other purposes                                                                1,035               663

Securities and other financial instruments owned:
   Governments and agencies                                                                       26,727            21,251
   Corporate stocks                                                                                3,156             3,164
   Corporate debt and other                                                                        4,378             4,739
   Derivatives and other contractual agreements                                                    5,272             5,298
   Mortgages and mortgage-backed                                                                   1,470             2,055
   Certificates of deposit and other money market instruments                                      3,585             3,819
                                                                                                 -------           -------
                                                                                                  44,588            40,326
                                                                                                  ------            ------
Collateralized short-term agreements:
   Securities purchased under agreements to resell                                                37,765            33,145
   Securities borrowed                                                                            25,950            19,035

Receivables:
   Brokers, dealers and clearing organizations                                                     3,424             4,909
   Customers                                                                                       4,506             3,956
   Others                                                                                          4,202             4,611

Property, equipment and leasehold improvements
  (net of accumulated depreciation and amortization
  of $511 in 1997 and $502 in 1996)                                                                  276               283

Deferred expenses and other assets                                                                   245               214

Excess of cost over fair value of net assets
  acquired (net of accumulated amortization
  of $95 in 1997 and $94 in 1996)                                                                    165               166
                                                                                             -----------       -----------
       Total assets                                                                             $123,121          $107,704
                                                                                                ========          ========



                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
           CONSOLIDATED STATEMENT of FINANCIAL CONDITION - (Continued)
                                   (Unaudited)
                      (in millions, except per share data)


                                                                                              February 28        November 30
LIABILITIES AND STOCKHOLDER'S EQUITY                                                             1997              1996

Commercial paper and short-term debt                                                         $     1,629        $     2,299
Securities and other financial instruments sold but not yet purchased:
   Governments and agencies                                                                       11,563              9,326
   Corporate stocks                                                                                3,091              1,143
   Corporate debt and other                                                                        2,396              2,735
   Derivatives and other contractual agreements                                                    4,192              4,662
                                                                                                 -------            -------
                                                                                                  21,242             17,866
                                                                                                  ------             ------
Collateralized short-term financing:
   Securities sold under agreements to repurchase                                                 61,980             52,200
   Securities loaned                                                                              13,752             10,085
Advances from Holdings and other affiliates                                                        9,385              8,552
Payables:
   Brokers, dealers and clearing organizations                                                     1,766              2,200
   Customers                                                                                       5,070              6,395
Accrued liabilities and other payables                                                             2,071              2,250
Long-term debt:
   Senior notes                                                                                      218                215
   Subordinated indebtedness                                                                       4,246              3,950
                                                                                               ---------          ---------
           Total liabilities                                                                     121,359            106,012
                                                                                                 -------            -------
Commitments and contingencies

Stockholder's Equity:
   Preferred stock, $.10 par value; 10,000 shares authorized;
        none outstanding
   Common Stock, $.10 par value;  10,000 shares authorized;  1,006 shares issued and outstanding in 1997 and 1996;
   Additional paid-in capital                                                                      1,851              1,828
   Foreign currency translation adjustment                                                             3                  3
   Accumulated deficit                                                                               (92)              (139)
                                                                                           -------------       ------------
            Total stockholder's equity                                                             1,762              1,692
                                                                                             -----------        -----------
            Total liabilities and stockholder's equity                                          $123,121           $107,704
                                                                                                ========           ========

                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)




                                                                                          Three months ended
                                                                                 February 28              February 29
                                                                                    1997                     1996
                                                                            ---------------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                        $     47                 $      45
  Adjustments to reconcile income to net cash provided by
      (used in) operating activities:
         Depreciation and amortization                                                  13                        14
         Provisions for losses and other reserves                                        9                        10
         Other adjustments                                                               2                         5
      Net change in:
         Cash and securities segregated                                               (372)                       20
         Securities and other financial instruments owned                           (4,262)                     (971)
         Securities purchased under agreements to resell                            (4,620)                   (6,161)
         Securities borrowed                                                        (6,915)                    1,916
         Receivables from brokers, dealers and clearing
            organizations                                                            1,485                    (4,778)
         Receivables from customers                                                   (550)                   (2,131)
         Securities and other financial instruments sold but
             not yet purchased                                                       3,376                     1,608
         Securities sold under agreements to repurchase                              9,780                     5,415
         Securities loaned                                                           3,667                       969
         Payables to brokers, dealers and clearing organizations                      (434)                    1,411
         Payables to customers                                                      (1,325)                    2,036
         Accrued liabilities and other payables                                       (188)                      576
         Other operating assets and liabilities, net                                   372                    (2,578)
                                                                                    ------                    ------

       Net cash provided by (used in) operating activities                        $     85                   $(2,594)
                                                                                  --------                   -------



                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS -- (Continued)
                                   (Unaudited)
                                  (In millions)

                                                                                          Three months ended
                                                                                 February 28              February 29
                                                                                    1997                     1996
                                                                            ---------------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of senior notes                                                                           $   (44)
   Proceeds from issuance of subordinated indebtedness                            $   308                        200
   Principal payments of subordinated indebtedness                                     (9)
   Net payments for commercial paper and
     short-term debt                                                                 (670)                      (129)
   Decrease in advances from Holdings
     and other affiliates                                                             833                      2,662
   Capital contributions                                                               36
   Dividends and capital distributions paid                                           (12)                      (110)
                                                                                  -------                     ------
     Net cash provided by financing activities                                        486                      2,579
                                                                                   ------                      -----

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, equipment and
     leasehold improvements                                                            (2)
                                                                                 --------
  Net cash used in investing activities                                                (2)
                                                                                 --------
  Net change in cash and cash equivalents                                             569                        (15)
                                                                                   ------                     ------
  Cash and cash equivalents, beginning of period                                      396                        287
                                                                                   ------                     ------
       Cash and cash equivalents, end of period                                    $  965                     $  272
                                                                                   ======                     ======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)

             Interest paid totaled $2,833 and $2,462 for the three months ended February 28, 1997 and February 29, 1996, respectively. Income taxes paid totaled $27 and $14 for the three months ended February 28, 1997 and February 29, 1996, respectively.




                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation:

         The consolidated financial statements include the accounts of Lehman Brothers Inc., a registered broker-dealer ("LBI") and subsidiaries (collectively, the "Company"). LBI is a wholly-owned subsidiary of Lehman Brothers Holdings Inc. ("Holdings"). LBI is one of the leading global investment banks serving institutional, corporate, government and high-net-worth individual clients and customers. The Company's worldwide headquarters in New York are complemented by offices in additional locations in North America, Europe, the Middle East, Latin and South America and the Asia Pacific Region. Holdings provides investment banking and capital markets services in Europe and Asia. The Company is engaged primarily in providing financial services. The Company also operates a commodities trading and sales operation in London. All material intercompany accounts and transactions have been eliminated in consolidation. The Company's financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") with respect to the Form 10-Q and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures which are normally required under generally accepted accounting principles have been omitted. The Consolidated Statement of Financial Condition at November 30, 1996 was derived from the audited financial statements. It is recommended that these consolidated financial statements be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the twelve months ended November 30, 1996 (the "Form 10-K").

         The nature of the Company's business is such that the results of any interim period may vary significantly from quarter to quarter and may not be indicative of the results to be expected for the fiscal year. Certain prior period amounts reflect reclassifications to conform to the current period's presentation.

2.  Long-Term Debt:

         During the three months ended February 28, 1997, the Company issued $308 million of fixed-rate subordinated indebtedness with maturities ranging from 1998 to 2007. The majority of these issuances have been effectively converted to floating rate obligations, based on the London Interbank Offered Rates ("LIBOR") through the use of interest rate swaps. In addition, $9 million of long-term debt matured during the three months ended February 28, 1997.

3.  Capital Requirements:

         As a registered broker-dealer, LBI is subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At February 28, 1997, LBI's regulatory net capital, as defined, of $1,466 million exceeded the minimum requirement by $1,352 million.

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

4.  Derivative Financial Instruments:

         In the normal course of business, the Company enters into derivative transactions both in a trading capacity and as an end user. Acting in a trading capacity, the Company enters into derivative transactions to satisfy the needs of its clients and to manage the Company's own exposure to market and credit risks resulting from its trading activities in cash instruments (collectively, "Trading-Related Derivative Activities"). For a further discussion of the Company's derivative related activities, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Financial Instruments and Derivatives" and Note 8 to the Consolidated Financial Statements, included in the Form 10-K.

Trading-Related  Derivative Activities

         The Company records its Trading-Related Derivative Activities on a mark-to-market basis with realized and unrealized gains (losses) recognized in principal transactions in the Consolidated Statement of Operations. The Company records unrealized gains and losses on derivative contracts on a net basis in the Consolidated Statement of Financial Condition for those transactions with counterparties executed under a legally enforceable master netting agreement. Listed in the following table is the fair value and average fair value of the Company's Trading-Related Derivative Activities (in millions):

                                                                                                     Average Fair Value*
                                                                      Fair Value*               Three Months Ended
                                                                 February 28, 1997                   February 28, 1997
                                                                 -----------------                   -----------------
                                                                  Assets      Liabilities          Assets       Liabilities
---------------------------------------------------------------------------------------------------------------------------
Interest rate and currency swaps and options
     (including caps, collars and floors)                         $4,249        $2,689            $4,200         $2,706
Foreign exchange forward contracts and options                       719         1,306               630          1,149
Options on other fixed income securities,
     mortgage-backed securities forward contracts
     and options                                                     155           144               166            168
Equity contracts (including equity swaps, warrants
     and options)                                                    132            35               129             44
Commodity contracts (including swaps, forwards,
     and options)                                                     17            18                36             32
                                                                -------------------------------------------------------

Total                                                             $5,272        $4,192            $5,161         $4,099
                                                                -------------------------------------------------------


* Amounts represent carrying value (exclusive of collateral) of contracts and do
not  include   receivables  or  payables  related  to  exchange-traded   futures
contracts.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                 Average Fair Value*
                                                                      Fair Value*               Twelve Months Ended
                                                                November 30, 1996                     November 30, 1996
                                                                -----------------                     -----------------
                                                                  Assets      Liabilities          Assets       Liabilities
---------------------------------------------------------------------------------------------------------------------------
Interest rate and currency swaps and options
     (including caps, collars and floors)                         $3,943        $3,159             $3,336        $1,917
Foreign exchange forward contracts and options                       834         1,089                668         1,118
Options on other fixed income securities,
     mortgage-backed securities forward contracts
     and options                                                     221           248                236           237
Equity contracts (including equity swaps, warrants
     and options)                                                    254           127                233            74
Commodity contracts (including swaps, forwards,
     and options)                                                     46            39                 51            50
                                                                 ------------------------------------------------------

Total                                                             $5,298        $4,662             $4,524        $3,396
                                                                  -----------------------------------------------------

* Amounts represent carrying value (exclusive of collateral) of contracts and do
not  include   receivables  or  payables  related  to  exchange-traded   futures
contracts.

         Assets included in the table above primarily represent the Company's unrealized gains, net of unrealized losses for situations in which the Company has a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties. Therefore, the fair value of assets related to derivative contracts at February 28, 1997 represents the Company's net receivable for derivative financial instruments before consideration of collateral. Included within this amount was $5,123 million and $149 million, respectively, related to OTC and exchange-traded contracts.

         With respect to OTC contracts, the Company's views its net credit exposure to be $3,537 million at February 28, 1997, representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of collateral of $1,586 million. Presented below is an analysis of the Company's net credit exposure for OTC contracts based upon internal designations of counterparty credit quality.

Counterparty               S&P/Moody's                February 28, 1997
 Risk Rating                  Equivalent                    Net Credit
Exposure
       1                AAA/Aaa                               27%
       2                AA-/Aa3 or higher                     19%
       3                A-/A3 or higher                       43%
       4                BBB-/Baa3 or higher                    7%
       5                BB-/Ba3 or higher                      3%
       6                B+/B1 or lower                         1%
----------------------------------------------------------------------------

         These designations are based on actual ratings made by external rating agencies or by equivalent ratings established and utilized by the Company's Corporate Credit Department.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The Company is also subject to credit risk related to its exchange-traded derivative contracts. Exchange-traded contracts are transacted directly on the exchange. To protect against the potential for a default, all exchange clearing houses impose net capital requirements for their membership. Additionally, the exchange clearing house requires counterparties to futures contracts to post margin upon the origination of the contract and for any changes in the market value of the contract on a daily basis (certain foreign exchanges extend settlement to three days). Therefore, the potential for losses from exchange-traded products is limited.

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

         As a leading global investment bank, risk is an inherent part of all of the Company's businesses and activities. The extent to which the Company properly and effectively identifies, assesses, monitors and manages each of the various types of risks involved in its trading (including derivatives), brokerage, and investment banking activities is critical to the success and profitability of the Company. The principal types of risks involved in the Company's activities are market risk, credit or counterparty risk, and transaction risk. Management has developed a control infrastructure to monitor and manage each type of risk on a global basis throughout the Company. For further discussion of these matters, refer to Note 10 to the Consolidated Financial Statements, in the Form 10-K.

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

         During the three months ended February 28, 1997, the Company paid $12 million to Holdings as a return of capital.

7.   Incentive Plans:

         In the first quarter of 1997, Holdings granted approximately 2.2 million options (the "1997 Options") under the 1996 Management Ownership Plan to members of the Corporate Management Committee and to certain senior officers. The 1997 Options become exercisable in four and one-half years and expire five years after grant date; exercisability is accelerated ratably in one-third increments at such time as the closing price of Holdings' common stock meets, or exceeds, $39, $42, and $45 for fifteen out of twenty consecutive trading days. If a minimum target price is not reached and maintained for the specified period in the four and one-half year period following issuance, the award recipients may then exercise all of their options thereafter. No compensation expense has been recognized for these stock options as they were issued with an exercise price above the market price of the common stock on the date of the grant.

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

         The favorable market and economic conditions experienced in fiscal 1996, continued into the first quarter of 1997. Market conditions in 1997 reflected strong investor demand in worldwide debt and equity markets, continued strength in corporate finance advisory activities, and a sustained pace of underwriting in fixed income products. While worldwide market conditions continued to be favorable in the first quarter of 1997, certain market factors weakened from the fourth quarter of 1996.

         Global fixed income markets were robust throughout most of the first quarter of 1997, with heavy trading volumes in both the U.S. and Europe. Trading activity in the U.S. continued to be strong, reflecting investor optimism that the environment of sustained growth and low inflation levels would continue. Additionally, U.S. trading activity was bolstered by active purchases of U.S. securities by foreign investors due to the uncertainty about the market implications of European Monetary Union and the strong dollar.

         Worldwide equity markets saw continued strength in the level of trading activity with U.S. trading volumes in the first quarter exceeding the record levels experienced in the fourth quarter of 1996. Valuation levels on worldwide exchanges continued to improve, particularly in the U.S. and Europe. In the U.S., valuation levels were positively impacted by better than expected growth, favorable earnings prospects and low inflation levels. In Europe, positive industry fundamentals in terms of market liquidity and earnings prospects along with the strong U.S. dollar continued to drive the equity markets.

         Underwriting volumes in worldwide fixed income products were robust in the first quarter of 1997. In the U.S., underwriting volumes continued to benefit from the strength in the spread sectors, particularly in high yield securities, and from increased financings timed in anticipation of higher interest rates. Equity and related underwriting volumes were relatively strong, but considerably below fourth quarter 1996 levels.

         In mid-February, investors became concerned about a possible tightening in U.S. interest rates based upon remarks by the Federal Reserve Board Chairman and evidence that the U.S. economy was growing more rapidly than expected. This led to a rise in U.S. interest rates and a general decline in U.S. equity market valuations, which negatively affected customer flow and origination activities throughout the latter part of February and into March. On March 25, 1997, the Federal Reserve raised the Federal Funds rate 25 basis points to 5 1/2%.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         Corporate finance advisory activities maintained strength in 1997, reflecting increased consolidation and globalization across industry sectors and the overall strength of the global capital markets. The pace of strategic merger and acquisition activity is expected to hold throughout 1997.

         While fiscal 1996 and 1997 have been characterized by strong financial markets, nevertheless, the financial services industry is cyclical. As a result, the Company's businesses are evaluated across the market cycles for operating profitability and their contribution to the Company's long-term strategic objectives. The Company strives to minimize the effects of economic downturns through its diversified product base, its global presence, and its risk management practices.





















Note: Except for the historical information contained herein, this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations
For the Three Months Ended February 28, 1997 and February 29, 1996

         The Company reported net income of $47 million for the first quarter ended February 28, 1997, representing an increase of 4% from net income of $45 million for the first quarter ended February 29, 1996.

         Net revenues increased to $621 million for the first quarter of 1997 from $607 million for the first quarter of 1996. The increase in net revenues from the first quarter of 1996 resulted from broad-based improvement in both the Company's equity and investment banking businesses, due to increased levels of customer flow and origination activities.

         The Company, through its subsidiaries, is a market-maker in all major equity and fixed income products in both the domestic and international markets. As part of its market-making activities, the Company maintains inventory positions of varying amounts across a broad range of financial instruments that are marked-to-market on a daily basis and along with the Company's proprietary trading positions, give rise to principal transactions revenues. The Company utilizes various hedging strategies to minimize its exposure to significant movements in interest and foreign exchange rates and the equity markets.

         Net revenues from the Company's market-making and trading activities in fixed income and equity products are recognized as either principal transactions or net interest revenues depending upon the method of financing and/or hedging related to specific inventory positions. The Company evaluates its trading strategies on an overall profitability basis which includes both principal transactions revenues and net interest. Therefore, changes in net interest should not be viewed in isolation but should be viewed in conjunction with revenues from principal transactions. Principal transactions and net interest revenues decreased to $338 million for the first quarter of 1997 from $358 million for the first quarter of 1996. The decrease in the combined revenues from principal transactions and net interest in the first quarter of 1997 resulted from certain fixed income products partially offset by increases in equity products.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         The following table of net revenues by business unit and the accompanying discussion have been prepared in order to present the Company's net revenues in a format that reflects the manner in which the Company manages its businesses. For internal management purposes, the Company has been segregated into four major business units: Fixed Income, Equity, Corporate Finance Advisory, and Merchant Banking. Each business unit represents a grouping of financial activities and products with similar characteristics. These business activities result in revenues that are recognized in multiple revenue categories contained in the Company's Consolidated Statement of Operations. Net revenues by business unit contain certain internal allocations, including funding costs, which are centrally managed.

Three Months Ended February 28, 1997

                                      Principal
                                  Transactions and                         Investment
                                     Net Interest        Commissions         Banking         Other         Total
---------------------------------------------------------------------------------------------------------------------------
Fixed Income                               $302              $  9            $  88            $ 2           $401
Equity                                       36                71               54                           161
Corporate Finance Advisory                                     45                              45
Merchant Banking                             (3)                                 3
Other                                         3                 3                2              6             14
---------------------------------------------------------------------------------------------------------------------------
                                           $338               $83             $192            $ 8           $621
---------------------------------------------------------------------------------------------------------------------------


Three Months Ended February 29, 1996

                                      Principal
                                  Transactions and                         Investment
                                      Net Interest       Commissions         Banking         Other         Total
---------------------------------------------------------------------------------------------------------------------------
Fixed Income                               $351               $17            $  63            $ 3           $434
Equity                                        9                59               48              2            118
Corporate Finance Advisory                                     40                              40
Merchant Banking                             (2)                                 9                             7
Other                                                           5                               3              8
---------------------------------------------------------------------------------------------------------------------------
                                           $358               $81             $160            $ 8           $607
---------------------------------------------------------------------------------------------------------------------------


         Fixed Income. The Company's fixed income net revenues reflect customer flow activities (both institutional and high-net-worth retail), secondary trading, debt underwriting, syndicate and financing activities related to fixed income products. Fixed income products include dollar- and non-dollar government securities, mortgage- and asset-backed securities, money market products, dollar- and non-dollar corporate debt securities, emerging market securities, municipal  securities,  financing  (global  access  to  debt  financing  sources including repurchase and reverse repurchase agreements), foreign exchange, commodities and fixed income derivative products. Fixed income net revenues decreased 8% to $401 million for the first quarter of 1997 from $434 million for the first quarter of 1996. The decrease in the first quarter revenues from the prior year reflected lower principal transactions and net interest from certain fixed income products including foreign exchange, governments and firm financing, partially offset by improved overall underwriting results. Investment banking revenues, as a component of fixed income revenues, increased to $88 million for the first quarter of 1997 from $63 million for the first quarter of 1996 due to increased underwriting volumes and an improved mix of underwriting revenues.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Equity.  Equity net revenues  reflect  customer flow  activities  (both institutional and high-net-worth retail), secondary trading, equity underwriting, equity finance and arbitrage activities. The Company's equity net revenues increased 36% to $161 million for the first quarter of 1997 from $118 million for the first quarter of 1996. The increase versus the first quarter of 1996 resulted from increased contributions from convertible securities, distribution of international equities (primarily European) and NASDAQ. Investment banking revenues, as a component of equity revenues, increased to $54 million for the first quarter of 1997 from $48 million for the first quarter of 1996 due to increased underwriting volumes.

         Corporate Finance Advisory. Corporate finance advisory net revenues, classified in the Consolidated Statement of Operations as a component of investment banking revenues, result primarily from fees earned by the Company in its role as strategic advisor to its clients. This role primarily consists of advising clients on mergers and acquisitions, divestitures, leveraged buyouts, financial restructurings, and a variety of cross-border transactions. Net revenues from corporate finance advisory increased to $45 million for the first quarter of 1997 reflecting a 13% increase from the $40 million recognized in the first quarter of 1996. This increase reflected continued strength in the overall merger and acquisition market environment.

         Merchant Banking. The Company is the general partner for four merchant banking partnerships. Current merchant banking investments held by the partnerships include both publicly traded and privately held companies diversified on a geographic and industry basis. Merchant banking net revenues primarily represent the Company's proportionate share of net realized and net unrealized gains and losses from the sale and revaluation of investments held by the partnerships. Such amounts are classified in the Consolidated Statement of Operations as a component of investment banking revenues. Merchant banking net revenues also reflect the net interest expense relating to the financing of the Company's investment in the partnerships. Merchant banking net revenues were less than $1 million for the first quarter of 1997 and $7 million in the first quarter of 1996. This decrease was principally due to a reduction in the net gains recognized on the publicly traded investments held by the partnerships.

         Non-Interest Expenses. Non-interest expenses were $552 million for the first quarter of 1997 and $529 million for the first quarter of 1996. Compensation and benefits expense was $360 million for 1997 and $314 million for 1996.

         Income Taxes. The Company's income tax provision was $22 million for the first quarter of 1997 compared to $33 million for the first quarter of 1996. The effective tax rate was 32% for the first quarter of 1997 and 42% for the first quarter of 1996. The decrease in the effective tax rate reflects an increase in benefits derived from income subject to preferential tax treatment and a reduction in state and local taxes.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


 Liquidity and Capital Resources

Overview

As a leading global investment bank that actively participates in the global capital markets, the Company has large and diverse capital requirements. Many of the businesses in which the Company operates are capital intensive. Capital is required to finance, among other things, the Company's securities inventory, underwriting activities, principal investments, merchant banking activities and investments in fixed assets.

The Company's total assets increased to $123.1 billion at February 28, 1997 from $107.7 billion at November 30, 1996. The increase in total assets is primarily attributable to an increase in matched book fixed income and equity financing activities as well as an increased level of government and agency securities owned.

The Company's balance sheet is highly liquid and consists primarily of cash and cash equivalents, securities and other financial instruments owned, which are marked-to-market daily; and collateralized short-term financing agreements. As the Company's primary activities are based on customer flow transactions, the Company experiences a rapid asset turnover rate. In addition, the highly liquid nature of these assets provides the Company with flexibility in financing and managing its business. The overall size of the Company's total assets and liabilities fluctuates from time to time and at specific points in time (such as calendar quarter ends) and may be higher than at fiscal quarter ends.

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

The primary goal of the Company's funding policies is to provide sufficient liquidity and availability of funding sources at all times and throughout all market environments. There are five key elements to the Company's funding strategy which are:

o To maintain an appropriate Total Capital structure to support the business activities in which the Company is engaged.

o To minimize liquidity and refinancing risk by funding the Company's assets on a global basis with liabilities which have maturities similar to the anticipated holding period of the assets.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


o To maintain sufficient liquidity during a period of financial stress through a combination of collateralized short-term financings and Total Capital. Financial stress is defined as any event which severely constraints the Company's access to unsecured funding sources.

o To obtain diversified funding through a global investor base which maximizes liquidity and reduces concentration risk.

o    To maintain funding availability well in excess of actual utilization.

Short-Term Funding

The Company strives to maximize the portion of the Company's balance sheet that is funded through collateralized borrowing sources, which in turn minimizes the reliance placed upon unsecured short-term debt.

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

The amount of the Company's collateralized borrowing activities will vary reflecting changes in the mix and overall levels of securities and other financial instruments owned and global market conditions. However, at all times, the vast majority of the Company's assets are funded with collateralized borrowing sources. At February 28, 1997 and November 30, 1996, $97 billion and $80 billion, respectively, of the Company's total balance sheet was financed using collateralized borrowing sources. As of February 28, 1997 and November 30, 1996, respectively, short-term debt outstanding was $1.6 billion and $2.3 billion. There was no commercial paper outstanding as of February 28, 1997 and November 30, 1996.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Total Capital

In accordance with the Company's liquidity policies, the Company increased its Total Capital base in 1997 to $6.2 billion at February 28, 1997 from $5.9 billion at November 30, 1996. Total Capital increased primarily due to an increase in long-term debt and the retention of earnings.

Total Capital
                                    February 28                November 30
(in millions)                          1997                       1996
--------------------------------------------------------------------------------
Long-Term Debt

     Senior Notes                     $   218                    $   215
     Subordinated Indebtedness          4,246                      3,950
                                      -------                    -------
                                        4,464                      4,165

Stockholder's Equity                    1,762                      1,692

--------------------------------------------------------------------------------
Total Capital                          $6,226                     $5,857
--------------------------------------------------------------------------------

During the first quarter of 1997, the Company issued $308 million in long-term debt, which was $299 million in excess of its maturing debt. Long-term debt increased to $4.5 billion at February 28, 1997 from $4.2 billion at November 30, 1996 with a weighted average maturity of 4.7 years at February 28, 1997 and 4.5 years at November 30, 1996.

The increase in Total Capital also reflects an increase in stockholders' equity to $1.8 billion at February 28, 1997 from $1.7 billion at November 30, 1996. The net increase in stockholders' equity was primarily due to the retention of earnings and capital contributions received.

At February 28, 1997, the Company had approximately $1.1 billion available for the issuance of debt securities under various shelf registrations.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Dependence on Credit Ratings

         The Company, like other companies in the securities industry, relies on external sources to finance a significant portion of its day-to-day operations. The Company's access and cost of funding is generally dependent upon its short- and long-term debt ratings. As of February 28, 1997, the current short- and long-term senior debt ratings of the Company are as follows:

                                                                  LBI
                                          Short-term           Long-term**
--------------------------------------------------------------------------------
Duff & Phelps Credit Rating Co.               D-1                A/A-
Fitch Investors Service Inc.                  F-1                A/A-
IBCA                                          A1                 A/A-
Moody's                                       P2                 A3*/Baa1
S&P+                                          A-1                A+*/A
Thomson BankWatch                             TBW-1              A/A-
-------------------------------------------------------------------------------
  * Provisional ratings on shelf registration
** Senior/subordinated
+  Long term ratings outlook revised to negative on September 21, 1994

         High Yield Securities. The Company underwrites, trades, invests and makes markets in high yield corporate debt securities. The Company also syndicates, trades and invests in loans to below investment grade-rated companies. For purposes of this discussion, high yield debt securities are defined as securities or loans to companies rated BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans which, in the opinion of management, are non-investment grade. Non-investment grade securities generally involve greater risks than investment grade securities due to the issuer's creditworthiness and the liquidity of the market for such securities. In addition, these issuers have higher levels of indebtedness, resulting in an increased sensitivity to adverse economic conditions. The Company recognizes these risks and aims to reduce market and credit risk through the diversification of its products and counterparties. High yield debt securities are carried at market value and unrealized gains or losses for these securities are reflected in the Company's Consolidated Statement of Operations. The Company's portfolio of such securities at February 28, 1997 and November 30, 1996 included long positions with an aggregate market value of approximately $1.4 billion and $1.3 billion, respectively, and short positions with an aggregate market value of approximately $211 million and $99 million, respectively. The portfolio may from time to time contain concentrated holdings of selected issues. The Company's largest high yield position was $70 million and $78 million at February 28, 1997 and November 30, 1996, respectively.

         Merchant Banking Activities. The Company's merchant banking activities include investments in four partnerships, for which the Company acts as general partner, as well as direct investments. At February 28, 1997, the investment in merchant banking partnerships was $100 million. The Company's policy is to carry its investments, including its partnership interests, at fair value based upon the Company's assessment of the underlying investments.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



         Non-Core Activities and Investments. In March 1990, the Company discontinued the origination of partnerships (the assets of which are primarily real estate) and investments in real estate. Currently, the Company acts as a general partner for approximately $3.9 billion of partnership investment capital and manages the remaining real estate investment portfolio. At February 28, 1997, the Company's investments in these real estate activities, as well as commitments and contingent liabilities under guarantees and credit enhancements were fully reserved. In certain circumstances, the Company provides financial and other support and assistance to such investments to maintain investment values. There is no contractual requirement that the Company continue to provide this support.

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

Action Relating to Mutual Fund Redemptions

On March 5, 1997, the NASD Regulation Inc. accepted a letter of Acceptance, Waiver and Consent from LBI. Without admitting or denying the allegations, LBI consented to the entry of findings that, during the period between October 1, 1990 and February 16, 1996, the Company charged excessive fees/commissions aggregating $1,963,485.70 for executing non-proprietary mutual fund redemption transactions in violation of NASD Conduct Rules 2830(j) and 2110. LBI consented to a censure, a fine in the amount of $250,000, and agreed to disgorge to the relevant retail customers $2,923,482.61, including pre-judgment interest.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

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



                                                            LEHMAN BROTHERS INC.
                                                                (Registrant)





Date:  April 14, 1997                By          /s/ Richard S. Fuld, Jr.
                                              ---------------------------
                                              Richard S. Fuld, Jr.
                                              Chairman of the Board and
                                              Chief Executive Officer
                                              (Principal Executive Officer)




Date:    April 14, 1997              By          /s/ Charles B. Hintz
                                              -----------------------
                                              Charles B. Hintz
                                              Chief Financial Officer
                                              (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.         Exhibit



Exhibit 12.        Computation in Support of Ratio of Earnings to Fixed Charges

Exhibit 27.        Financial Data Schedule

                                                                 Exhibit 12

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
          COMPUTATION in SUPPORT of RATIO of EARNINGS to FIXED CHARGES
                                   (Unaudited)
                              (Dollars in millions)





                                                                 For the            For the             For the          For the
                                          For the Year        Eleven Months      Twelve Months       Twelve Months     Three Months
                                              Ended               Ended              Ended               Ended            Ended
                                            December 31        November 30        November 30         November 30      February 28
                                            -----------        -----------        -----------         -----------      -----------
                                         1992       1993           1994               1995               1996              1997
                                         ----       ----           ----               ----               ----              ----
Fixed charges:
  Interest expense:
    Subordinated indebtedness          $   210     $  192        $   184           $   204           $     221          $     61
    Bank loans and other
      borrowings*                        4,363      4,393          5,661             9,750               9,900             2,758
    Interest  component  of
     rentals
      of office and equipment               64         62             27                25                  18                 4
  Other adjustments**                                                 53                 2                   7                 4
                                          ----        ----        --------        ---------           ---------        ----------
                                           127        101
    TOTAL (A)                           $4,764     $4,748         $5,925            $9,981             $10,146            $2,827
                                        ======     ======         ======            ======             =======            ======

Earnings:
  Pre-tax income (loss) from
    continuing operations              $   319    $             $      1        $       78           $     309          $     69
                                                     (146)
  Fixed charges                          4,764      4,748          5,925             9,981              10,146             2,827
  Other adjustments***                     (68)       (68)           (52)               (1)                 (6)               (4)
                                      --------    --------       --------       -----------         -----------         ---------
    TOTAL (B)                           $5,015     $4,534         $5,874           $10,058             $10,449            $2,892
                                        ======      ======         ======           =======             =======            ======
(B / A)                                              ****           ****              1.01                1.03              1.02
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