Form 10-Q
period 1997-07-15
LEHMAN BROTHERS INC//
filed 1997-07-15
CIK 728586

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 1997

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

As of July 11, 1997 1,006 shares of the Registrant's Common Stock, par value $.10 per share, were issued and outstanding.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES

                                    FORM 10-Q

                       FOR THE QUARTER ENDED MAY 31, 1997

                                      INDEX

Part I.           FINANCIAL INFORMATION                              Page Number

         Item 1.      Financial Statements - (unaudited)

                           Consolidated Statement of Operations -
                             Three and Six Months Ended May 31, 1997
                             and 1996   ....................................  3


                           Consolidated Statement of Financial Condition -
                             May 31, 1997 and November 30, 1996 ............  5

                           Consolidated Statement of Cash Flows -
                             Six Months Ended May 31, 1997
                             and 1996   ....................................  7


                           Notes to Consolidated Financial Statements.......  9

         Item 2.      Management's Discussion and Analysis of
                        Financial Condition and Results of Operations....... 14

Part II.          OTHER INFORMATION

         Item 1.      Legal Proceedings     ................................ 26

         Item 6.      Exhibits and Reports on Form 8-K          ............ 27

Signatures.................................................................. 28

EXHIBIT INDEX         .....................................................  29

Exhibits

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT of OPERATIONS
                                   (Unaudited)
                                  (In millions)

                                            Three months ended
                                      May 31                       May 31
                                       1997                        1996
                                   -------------              ---------
Revenues
    Principal transactions               $  158                    $  287
    Investment banking                      210                       182
    Commissions                              74                        77
    Interest and dividends                2,954                     2,555
    Other                                     9                         6
                                       --------                  --------
         Total revenues                   3,405                     3,107
     Interest expense                     2,850                     2,492
                                          -----                     -----
         Net revenues                       555                       615
                                         ------                    ------
Non-interest expenses
     Compensation and benefits              259                       303
     Brokerage, commissions and              55                        52
       clearance fees
     Communications                          22                        24
     Professional services                   22                        21
     Business development                    18                        18
     Occupancy and equipment                 16                        17
     Depreciation and amortization           13                        13
     Management fees                         16                        20
     Other                                   48                        52
                                        -------                   -------
        Total non-interest expenses         469                       520
                                          ------                    ------
Income before taxes                          86                        95
      Provision for income taxes             27                        40
                                        -------                   -------
Net income                              $    59                   $    55
                                        =======                   =======



        See   notes  to   consolidated   financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT of OPERATIONS
                                   (Unaudited)
                                  (In millions)

                                             Six months ended
                                    May 31                      May 31
                                    1997                        1996
Revenues
    Principal transactions            $  384                    $  578
    Investment banking                   402                       342
    Commissions                          157                       158
    Interest and dividends             5,885                     5,083
    Other                                 17                        14
                                     -------                   -------
         Total revenues                6,845                     6,175
     Interest expense                  5,669                     4,953
                                       -----                     -----
         Net revenues                  1,176                     1,222
                                       -----                     -----
Non-interest expenses
     Compensation and benefits           619                       617
     Brokerage, commissions and
       clearance fees                    105                        99
     Communications                       44                        50
     Professional services                43                        38
     Business development                 35                        38
     Occupancy and equipment              32                        37
     Depreciation and amortization        26                        27
     Management fees                      31                        44
     Other                                86                        99
                                     -------                   -------
       Total non-interest expenses     1,021                     1,049
                                      -----                     -----
Income before taxes                      155                       173
      Provision for income taxes          49                        73
                                      ------                   -------
Net income                            $  106                    $  100
                                      ======                    ======





                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENT of FINANCIAL CONDITION
                                   (Unaudited)
                                  (in millions)


                                                                                                May 31            November 30
ASSETS                                                                                           1997                   1996
                                                                                          ---------------          -----------
Cash and cash equivalents                                                                     $      215       $       396

Cash and securities segregated and on deposit
  for regulatory and other purposes                                                                  806               663

Securities and other financial instruments owned:
   Governments and agencies                                                                       18,519            21,251
   Corporate stocks                                                                                3,349             3,164
   Corporate debt and other                                                                        4,999             4,739
   Derivatives and other contractual agreements                                                    5,107             5,298
   Mortgages and mortgage-backed                                                                   2,390             2,055
   Certificates of deposit and other money market instruments                                      3,332             3,819
                                                                                                 -------           -------
                                                                                                  37,696            40,326
                                                                                                  ------            ------
Collateralized short-term agreements:
   Securities purchased under agreements to resell                                                42,884            33,145
   Securities borrowed                                                                            20,901            19,035

Receivables:
   Brokers, dealers and clearing organizations                                                     3,284             4,909
   Customers                                                                                       3,764             3,956
   Others                                                                                          5,181             4,611

Property, equipment and leasehold improvements
  (net of accumulated depreciation and amortization
  of $521 in 1997 and $502 in 1996)                                                                  270               283

Deferred expenses and other assets                                                                   216               214

Excess of cost over fair value of net assets
  acquired (net of accumulated amortization
  of $97 in 1997 and $94 in 1996)                                                                    163               166
                                                                                             -----------       -----------
       Total assets                                                                             $115,380          $107,704
                                                                                                ========          ========




                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
           CONSOLIDATED STATEMENT of FINANCIAL CONDITION - (Continued)
                                   (Unaudited)
                      (in millions, except per share data)

                                                                                              May 31           November 30
LIABILITIES AND STOCKHOLDER'S EQUITY                                                             1997               1996
Commercial paper and short-term debt                                                         $     1,760         $    2,299
Securities and other financial instruments sold but not yet purchased:
   Governments and agencies                                                                       12,404              9,326
   Corporate stocks                                                                                3,336              1,143
   Corporate debt and other                                                                        3,250              2,735
   Derivatives and other contractual agreements                                                    4,017              4,662
                                                                                                --------            -------
                                                                                                  23,007             17,866
                                                                                                  ------             ------
Collateralized short-term financing:
   Securities sold under agreements to repurchase                                                 49,978             52,200
   Securities loaned                                                                              13,679             10,085
Advances from Holdings and other affiliates                                                       11,646              8,552
Payables:
   Brokers, dealers and clearing organizations                                                     2,259              2,200
   Customers                                                                                       5,041              6,395
Accrued liabilities and other payables                                                             1,913              2,250
Long-term debt:
   Senior notes                                                                                      222                215
   Subordinated indebtedness                                                                       4,048              3,950
                                                                                               ---------          ---------
           Total liabilities                                                                     113,553            106,012
                                                                                                 -------            -------
Commitments and contingencies

Stockholder's Equity:
   Preferred stock, $.10 par value; 10,000 shares authorized;
        none outstanding
   Common Stock, $.10 par value;  10,000 shares authorized;  1,006 shares issued and outstanding in 1997 and 1996;
   Additional paid-in capital                                                                      1,858              1,828
   Foreign currency translation adjustment                                                             3                  3
   Accumulated deficit                                                                               (34)              (139)
                                                                                           -------------       ------------
            Total stockholder's equity                                                             1,827              1,692
                                                                                             -----------        -----------
            Total liabilities and stockholder's equity                                          $115,380           $107,704
                                                                                                ========           ========




                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)




                                                                                           Six months ended
                                                                                   May 31                   May 31
                                                                                    1997                     1996
                                                                            ---------------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                       $   106                  $    100

Adjustments to reconcile income to net cash provided by
      (used in) operating activities:
         Depreciation and amortization                                                26                        27
         Provisions for losses and other reserves                                     19                        21
         Deferred tax benefit                                                        (24)
         Other adjustments                                                             7                        11
      Net change in:
         Cash and securities segregated                                             (143)                      255
         Securities and other financial instruments owned                          2,630                      (231)
         Securities purchased under agreements to resell                          (9,739)                   (6,122)
         Securities borrowed                                                      (1,866)                   (2,728)
         Receivables from brokers, dealers and clearing
            organizations                                                          1,625                      (690)
         Receivables from customers                                                  192                    (2,218)
         Securities and other financial instruments sold but
             not yet purchased                                                     5,141                       445
         Securities sold under agreements to repurchase                           (2,222)                    9,933
         Securities loaned                                                         3,594                     3,824
         Payables to brokers, dealers and clearing organizations                      59                      (981)
         Payables to customers                                                    (1,354)                     (288)
         Accrued liabilities and other payables                                     (356)                      116
         Other operating assets and liabilities, net                                (554)                   (4,477)
                                                                                 -------                    ------

       Net cash used in operating activities                                     $(2,859)                  $(3,003)
                                                                                  -------                   -------








                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS -- (Continued)
                                   (Unaudited)
                                  (In millions)



                                                                                           Six months ended
                                                                                    May 31                   May 31
                                                                                     1997                     1996
                                                                                 ---------------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments of senior notes                                                                       $   (146)
   Proceeds from issuance of subordinated indebtedness                            $  (409)                       775
   Principal payments of subordinated indebtedness                                    508                       (261)
   Net (payments for) proceeds from commercial paper and
     short-term debt                                                                 (539)                     3,768
   Increase (decrease) in advances from Holdings
     and other affiliates                                                           3,094                     (1,044)
   Capital contributions                                                               48
   Dividends and capital distributions paid                                           (18)                      (123)
                                                                                   ------                     ------
     Net cash provided by financing activities                                      2,684                      2,969
                                                                                    -----                      -----

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, equipment and
     leasehold improvements                                                            (6)                        (3)
                                                                                 --------                    --------
  Net cash used in investing activities                                                (6)                        (3)
                                                                                 --------                    --------
  Net change in cash and cash equivalents                                            (181)                       (37)
                                                                                   ------                     ------
  Cash and cash equivalents, beginning of period                                      396                        287
                                                                                   ------                     ------
       Cash and cash equivalents, end of period                                    $  215                     $  250
                                                                                   ======                     ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)

             Interest  paid  totaled  $5,676 and $4,883 for the six months ended
May 31, 1997 and 1996, respectively. Income taxes paid totaled $307 and $17 for the six months ended May 31, 1997 and 1996, respectively.




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

2.  Long-Term Debt:

         During the six months ended May 31, 1997, the Company issued $508 million of fixed-rate subordinated indebtedness with maturities ranging from 1998 to 2007. Of the total issuances for the first half of 1997, $300 million was fixed rate and $208 million was floating rate. The Company's fixed rate issuances have been effectively converted to floating rate obligations, based on the London Interbank Offered Rates ("LIBOR") through the use of interest rate swaps. In addition, $409 million of long-term debt matured during the six months ended May 31, 1997.

3.  Capital Requirements:

         As a registered broker-dealer, LBI is subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At May 31, 1997, LBI's regulatory net capital, as defined, of $1,619 million exceeded the minimum requirement by $1,515 million.

         The Company's triple-A rated derivatives subsidiary, Lehman Brothers Financial Products Inc. ("LBFP"), has established certain capital and operating restrictions which are reviewed by various rating agencies. At May 31, 1997, LBFP had capital which exceeded the requirement of the most stringent rating agency by $100 million.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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



                                                                                                     Average Fair Value*
                                                                       Fair Value*                    Six Months Ended
                                                                   May 31, 1997                        May 31, 1997
                                                                   ------------                        ------------
                                                                  Assets      Liabilities          Assets       Liabilities
---------------------------------------------------------------------------------------------------------------------------
Interest rate and currency swaps and options
     (including caps, collars and floors)                         $3,957        $2,696            $4,178         $2,687
Foreign exchange forward contracts and options                       745         1,000               830          1,312
Options on other fixed income securities,
     mortgage-backed securities forward contracts
     and options                                                     207           245               214            211
Equity contracts (including equity swaps, warrants
     and options)                                                    141            60               124             44
Commodity contracts (including swaps, forwards,
     and options)                                                     57            16                41             25
                                                                -------------------------------------------------------

Total                                                             $5,107        $4,017            $5,387         $4,279
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

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                 Average Fair Value*
                                                                      Fair Value*               Twelve Months Ended
                                                                November 30, 1996                     November 30, 1996
                                                                -----------------                     -----------------
(in millions)                                                     Assets      Liabilities          Assets       Liabilities
---------------------------------------------------------------------------------------------------------------------------
Interest rate and currency swaps and options
     (including caps, collars and floors)                         $3,943        $3,159             $3,336        $1,917
Foreign exchange forward contracts and options                       834         1,089                668         1,118
Options on other fixed income securities,
     mortgage-backed securities forward contracts
     and options                                                     221           248                236           237
Equity contracts (including equity swaps, warrants
     and options)                                                    254           127                233            74
Commodity contracts (including swaps, forwards,
     and options)                                                     46            39                 51            50
                                                                 ------------------------------------------------------

Total                                                             $5,298        $4,662             $4,524        $3,396
                                                                  -----------------------------------------------------

* Amounts represent carrying value (exclusive of collateral) of contracts and do
not  include   receivables  or  payables  related  to  exchange-traded   futures
contracts.

         Assets included in the table above primarily represent the Company's unrealized gains, net of unrealized losses for situations in which the Company has a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties. Therefore, the fair value of assets related to derivative contracts at May 31, 1997 represents the Company's net receivable for derivative financial instruments before consideration of collateral. Included within the $5,107 million fair value of assets at May 31, 1997 was $4,909 million related to swaps and OTC contracts and $198 million related to exchange-traded option and warrant contracts.

         With respect to OTC contracts, the Company's views its net credit exposure to be $3,376 million at May 31, 1997, representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of collateral of $1,533 million. Presented below is an analysis of the Company's net credit exposure for OTC contracts based upon internal designations of counterparty credit quality.

Counterparty               S&P/Moody's               May 31, 1997
 Risk Rating                  Equivalent                Net Credit
Exposure
       1                AAA/Aaa                           21%
       2                AA-/Aa3 or higher                 19%
       3                A-/A3 or higher                   49%
       4                BBB-/Baa3 or higher                6%
       5                BB-/Ba3 or higher                  4%
       6                B+/B1 or lower                     1%
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

         During the six months ended May 31, 1997, the Company paid $18 million to Holdings as a return of capital.

7.   Incentive Plans:

         In the first quarter of 1997, Holdings granted approximately 2.3 million options (the "1997 Options") under the 1996 Management Ownership Plan to members of the Corporate Management Committee and to certain senior officers. The 1997 Options become exercisable in four and one-half years and expire five years after grant date; exercisability is accelerated ratably in one-third increments at such time as the closing price of Holdings' common stock meets, or exceeds, $39, $42, and $45 for fifteen out of twenty consecutive trading days. No compensation expense has been recognized for these stock options as they were issued with an exercise price above the market price of the common stock on the date of the grant.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8.  Severance Charge:

         Holdings recorded an $84 million severance charge ($50 million aftertax) in the fourth quarter of 1996 related to certain strategic actions taken to improve ongoing profitability. The 1996 severance charge reflected the culmination of a worldwide business unit economic performance review which was undertaken in the fourth quarter of 1996 to focus the Company on its core investment banking, equity and fixed income sales and trading areas. This formalized review resulted in personnel reductions of approximately 270 people across a number of underperforming fixed income and equity businesses, including exiting the precious metals business in the U.S., Europe and Asia; exiting energy trading in the U.S. and Europe; consolidating Asian fixed income risk management activities into one center in Tokyo; refocusing foreign exchange trading activities and combining the Company's New York Private Client Services offices. Additionally, the charge reflects various other strategic personnel reductions which were aimed at delayering management. The Holdings severance charge is expected to lead to personnel cost savings beginning in fiscal 1997 of $90 million annually. Holdings charge is also expected to result in a permanent decrease in nonpersonnel expenses of approximately $20 million annually. Holdings intends to reinvest substantially all these savings into certain businesses to expedite the Holdings' strategic initiatives; these actions are expected to result in improved operating revenues.

         The Company recorded a $23 million severance charge ($14 million aftertax) in the fourth quarter of 1996 related to these actions. The Company's cash outlays relating to the charge were approximately $12 million in the fourth quarter of 1996 and approximately $11 million during the first six months of 1997.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Business Environment

         Market conditions in the first half of 1997 reflected record corporate advisory activities, strong underwriting volumes in worldwide fixed income products, and generally active trading activities in worldwide debt and equity markets. These favorable conditions were mitigated in part by significantly reduced equity underwriting volumes and increased volatility in the foreign exchange markets, particularly in Europe and Asia.

         Global fixed income markets were robust throughout most of the first quarter of 1997, with heavy trading volumes in both the U.S. and Europe.
Trading activity in the U.S. continued to reflect investor optimism that the environment of sustained growth and low inflation levels would continue. Additionally, U.S. trading activity was bolstered by active purchases of U.S. securities by foreign investors due to the favorable U.S. macroeconomic environment and the strong dollar. In late March 1997, a strong pattern of growth in the U.S. economy prompted the Federal Reserve to raise the Federal Funds rate by 25 basis points to 5 1/2%. This rate hike precipitated a general decline in trading volumes and origination activities in the U.S. fixed income market.

         Rising interest rates and fears of additional rate hikes by the Federal Reserve continued to depress U.S. trading and origination activities through March and into April. However, by mid-April, economic data reinforced the view that U.S. interest rates would remain stable as GDP growth decelerated and inflation indicators remained low. This led to a recovery of the U.S. fixed income markets in late April as interest rates began to decline and trading volumes regained strength. This recovery further accelerated in May and into June, with interest rates on the 30-year U.S. Treasury declining to 6.65% on June 20, 1997 from a peak of 7.17% on April 11th.

         Trading activities in worldwide equity markets continued to show strength in 1997. U.S. trading volumes improved over prior year record levels, as investor demand remained strong and the equity markets benefited from increasing capital flows. The U.S. equity markets, while experiencing a correction in the second quarter, continued to show strength surpassing prior year valuation levels. The trough in the S&P 500 was also on April 11 when the index reached 738; the U.S. stock market is up more than 20% since then. European equity markets saw improved trading volumes and valuations in 1997, despite a valuation adjustment in March, as the stronger U.S. dollar and
declining   European  rate   environment   contributed  to  a  favorable  equity
environment.

                           LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



         Worldwide underwriting volumes in fixed income products remained strong in the first half of 1997. U.S. underwriting volumes, while experiencing a slowdown in March and April, strengthened over the prior year. The improvement was fueled in part by straight debt financings timed in anticipation of higher interest rates, as well as favorable pricing in the spread sectors. Equity and related underwriting volumes declined considerably from the strong 1996 levels, as rising interest rates and the U.S. equity market correction had a negative effect on the timing of equity offerings. New issuance activity was also negatively impacted by the volatility experienced in the international markets, as the weakening of the Yen and certain Asian markets caused equity-market selloffs and corresponding reductions in new issuance activities. Elections and EMU uncertainty also contributed to reduced European issuance activity.

         Corporate finance advisory activities outpaced the record 1996 levels, reflecting increased consolidation and globalization across industry sectors and the overall strength in the global capital markets. The pace of strategic merger and acquisition activity is expected to remain strong throughout 1997.

         While fiscal 1996 and 1997 have been characterized by favorable financial markets, nevertheless, the financial services industry is cyclical. As a result, the Company's businesses are evaluated across the market cycles for operating profitability and their contribution to the Company's long-term strategic product base, its global presence, and its risk management practices.











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

                    LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations
For the Three Months Ended May 31, 1997 and 1996

         The Company reported net income of $59 million for the second quarter ended May 31, 1997, representing an increase of 7% from net income of $55 million for the second quarter ended May 31, 1996.

         Net revenues decreased to $555 million for the second quarter of 1997 from $615 million for the second quarter of 1996 as improved performances in the Company's corporate finance advisory and merchant banking businesses were offset by reduced revenues in fixed income and equities.

         The Company, through its subsidiaries, is a market-maker of equity and fixed income products in major domestic and international markets. As part of its market-making activities, the Company maintains inventory positions of varying amounts across a broad range of financial instruments that are marked-to-market on a daily basis and along with the Company's proprietary trading positions, give rise to principal transactions revenues. The Company utilizes various hedging strategies to minimize its exposure to significant movements in interest and foreign exchange rates and the equity markets.

         Net revenues from the Company's market-making and trading activities in fixed income and equity products are recognized as either principal transactions or net interest revenues depending upon the method of financing and/or hedging related to specific inventory positions. The Company evaluates its trading strategies on an overall profitability basis which includes both principal transactions revenues and net interest. Therefore, changes in net interest should not be viewed in isolation but should be viewed in conjunction with revenues from principal transactions. Principal transactions and net interest revenues decreased to $262 million for the second quarter of 1997 from $350 million for the second quarter of 1996. The decrease in the combined revenues from principal transactions and net interest in the second quarter of 1997 was the result of reduced revenues from customer flow activities in certain fixed income and equity products.

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

                    LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Three Months Ended May 31, 1997

                                      Principal
                                  Transactions and                         Investment
                                     Net Interest        Commissions         Banking         Other         Total
---------------------------------------------------------------------------------------------------------------------------
Fixed Income                               $231              $  9              $64           $  2           $306
Equity                                       34                62               37                           133
Corporate Finance Advisory                                                      56                            56
Merchant Banking                             (4)                                54                            50
Other                                         1                 3               (1)             7             10
---------------------------------------------------------------------------------------------------------------------------
                                           $262               $74             $210           $  9           $555
---------------------------------------------------------------------------------------------------------------------------



Three Months Ended May 31, 1996

                                      Principal
                                  Transactions and                         Investment
                                      Net Interest       Commissions         Banking         Other         Total
---------------------------------------------------------------------------------------------------------------------------
Fixed Income                               $319               $13              $68           $  1           $401
Equity                                       37                60               60              1            158
Corporate Finance Advisory                                                      47                            47
Merchant Banking                             (5)                                 7                             2
Other                                        (1)                4                               4              7
---------------------------------------------------------------------------------------------------------------------------
                                           $350               $77             $182           $  6           $615
---------------------------------------------------------------------------------------------------------------------------


         Fixed Income. The Company's fixed income net revenues reflect customer flow activities (both institutional and high-net-worth retail), secondary trading, debt underwriting, syndicate and financing activities related to fixed income products. Fixed income products include dollar- and non-dollar government securities, mortgage- and asset-backed securities, money market products, dollar- and non-dollar corporate debt securities, emerging market securities, municipal securities, financing (global access to debt financing sources including repurchase and reverse repurchase agreements), foreign exchange and fixed income derivative products. Fixed income net revenues decreased 24% to $306 million for the second quarter of 1997 from $401 million for the second quarter of 1996. The reduction in the second quarter results versus the prior year quarter reflected reduced customer flow activities from a number of fixed income products including mortgages, fixed income derivatives, and foreign exchange. Investment banking revenues, as a component of fixed income revenues, were relatively unchanged, decreasing to $64 million for the second quarter of 1997 from $68 million for the second quarter of 1996.

         Equity.  Equity net revenues  reflect  customer flow  activities  (both institutional and high-net-worth retail), secondary trading, equity underwriting, equity finance, equity derivatives and equity arbitrage activities. The Company's equity net revenues decreased to $133 million for the second quarter of 1997 from $158 million for the second quarter of 1996 as customer trading and underwriting activities were negatively impacted by the market transaction. Decreased equity revenues in 1997 resulted from reduced contributions from most products including NASDAQ, U.S. listed, and equity financing. Investment banking revenues, as a component of equity revenues, decreased to $37 million for the second quarter of 1997 from $60 million for the second quarter of 1996 as the higher interest rate environment prompted a correction in the U.S. equity markets, resulting in lower levels of underwritting volume.

                    LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         Corporate Finance Advisory. Corporate finance advisory net revenues, classified in the Consolidated Statement of Operations as a component of investment banking revenues, result primarily from fees earned by the Company in its role as strategic advisor to its clients. This role consists of advising clients on mergers and acquisitions, divestitures, leveraged buyouts, financial restructurings, and a variety of cross-border transactions. Net revenues from corporate finance advisory activities increased to $56 million for the second quarter of 1997, reflecting a 19% increase from the $47 million recognized in the second quarter of 1996. This increase exemplified continued strength in the overall merger and acquisition market environment.

         Merchant Banking. The Company is the general partner for four merchant banking partnerships. Current merchant banking investments held by the partnerships include both publicly traded and privately held companies diversified on a geographic and industry basis. Merchant banking net revenues primarily represent the Company's proportionate share of net realized and net unrealized gains and losses from the sale and revaluation of investments held by the partnerships. Such amounts are classified in the Consolidated Statement of Operations as a component of investment banking revenues. Merchant banking net revenues also reflect the net interest expense relating to the financing of the Company's investment in the partnerships. Merchant banking net revenues were $50 million for the second quarter of 1997 and $2 million in the second quarter of 1996. This increase was principally due to a realized gain on the sale of a significant portion of a publicly traded investment held by the partnerships. The Company expects to complete the divestiture of both this investment and an additional investment in the third quarter of 1997.

         Non-Interest Expenses. Non-interest expenses were $469 million for the second quarter of 1997 and $520 million for the second quarter of 1996. Compensation and benefits expense decreased to $259 million for the second quarter of 1997 from $303 million for the second quarter of 1996 reflecting the lower level of revenues in 1997.

         Income Taxes. The Company's income tax provision was $27 million for the second quarter of 1997 compared to $40 million for the second quarter of 1996. The effective tax rate was 31% for the second quarter of 1997 and 42% for the second quarter of 1996. The decrease in the effective tax rate primarily reflects an increase in tax benefits attributable to income subject to preferential tax treatment and an increase in the Company's net deferred tax assets resulting from a change in state and local tax laws.

                    LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations
For the Six Months Ended May 31, 1997 and 1996

         The Company reported net income of $106 million for the six months ended May 31, 1997, representing an increase of 6% from net income of $100 million for the six months ended May 31, 1996.

         Net revenues decreased to $1,176 million for the six months of 1997 from $1,222 million for the six months of 1996 as improved performances in the Company's equities, corporate finance advisory and merchant banking businesses were offset by reduced revenues from fixed income.

         Principal transactions and net interest revenues decreased to $600 million for the six months of 1997 from $708 million for the six months of 1996. The decrease in the combined revenues from principal transactions and net interest in the six months of 1997 was the result of reduced revenues from customer flow activities in certain fixed income and equity products.

         The following table of net revenues by business unit and the accompanying discussion have been prepared in order to present the Company's net revenues in a format that reflects the manner in which the Company manages its businesses. Net revenues by business unit contain certain internal allocations, including funding costs, which are centrally managed.


Six Months Ended May 31, 1997

                                      Principal
                                  Transactions and                         Investment
                                     Net Interest        Commissions         Banking         Other         Total
---------------------------------------------------------------------------------------------------------------------------
Fixed Income                             $  533             $  18             $152           $  3         $  706
Equity                                       70               132               91              1            294
Corporate Finance Advisory                                                     102                           102
Merchant Banking                             (7)                                57                            50
Other                                         4                 7                              13             24
---------------------------------------------------------------------------------------------------------------------------
                                         $  600              $157             $402            $17         $1,176
---------------------------------------------------------------------------------------------------------------------------


Six Months Ended May 31, 1996

                                      Principal
                                  Transactions and                         Investment
                                      Net Interest       Commissions         Banking         Other         Total
---------------------------------------------------------------------------------------------------------------------------
Fixed Income                             $  670             $  30             $131           $  4         $  835
Equity                                       45               119              109              3            276
Corporate Finance Advisory                                                      87                            87
Merchant Banking                             (7)                                15                             8
Other                                                           9                               7             16
---------------------------------------------------------------------------------------------------------------------------
                                         $  708              $158             $342            $14         $1,222
---------------------------------------------------------------------------------------------------------------------------


                   LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



         Fixed Income. Fixed income net revenues decreased to $706 million for the six months of 1997 from $835 million for the six months of 1996. The reduced revenues were primarily in mortgages and foreign exchange. Investment banking revenues, as a component of fixed income revenues, increased to $152 million for the six months of 1997 from $131 million for the six months of 1996 due to increased underwriting volumes and a mix change to higher margin debt products.

         Equity. The Company's equity net revenues increased to $294 million for the six months of 1997 from $276 million for the six months of 1996. Increased revenues from equity derivatives and convertible securities were partially offset by a decline in U.S. listed equity trading and NASDAQ revenues for the first half of 1997. Investment banking revenues, as a component of equity revenues, decreased to $91 million for the six months of 1997 from $109 million for the six months of 1996 as the higher interest rate environment prompted a correction in the U.S. equity markets, resulting in lower levels of underwriting volume.

         Corporate Finance Advisory. Net revenues from corporate finance advisory activities increased to $102 million for the six months of 1997 reflecting a 17% increase from the $87 million recognized in the six months of 1996. This increase reflected continued strength in the overall merger and acquisition market environment.

         Merchant Banking. Merchant banking net revenues were $50 million for the six months of 1997 and $8 million in the six months of 1996. This increase was principally due to a realized gain on the sale of a significant portion of a publicly traded investment held by the partnerships. The Company expects to complete the divestiture of this and an additional investment in the third quarter of 1997.

         Non-Interest Expenses. Non-interest expenses were $1,021 million for the six months of 1997 and $1,049 million for the six months of 1996. Compensation and benefits expense was $619 million for 1997 and $617 million for 1996.

         Income Taxes. The Company's income tax provision was $49 million for the first half of 1997 compared to $73 million for the first half of 1996. The effective tax rate was 32% for 1997 and 42% for 1996. The decrease in the effective tax rate primarily reflects an increase in tax benefits attributable to income subject to preferential tax treatment and an increase in the Company's deferred tax assets resulting from a change in state and local tax laws.

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

         The Company's total assets increased to $115.4 billion at May 31, 1997 from $107.7 billion at November 30, 1996. The increase in total assets is primarily attributable to an increase in matched book fixed income financing activities.

         The Company's balance sheet is highly liquid and consists primarily of cash and cash equivalents, securities and other financial instruments owned, which are marked-to-market daily; and collateralized short-term financing agreements. As the Company's primary activities are based on customer flow transactions, the Company experiences a rapid asset turnover rate. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business. The overall size of the Company's total assets and liabilities fluctuates from time to time and at specific points in time (such as calendar quarter ends and various month ends) may be higher than at fiscal quarter ends.

Funding and Capital Policies

         The Company's Finance Committee, which includes senior officers from key areas of the Company, is responsible for establishing and managing the funding and liquidity policies of the Company. The Finance Committee's funding and liquidity policies include recommendations for capital and balance sheet size as well as the allocation of capital and balance sheet to product areas. In addition, the treasury staff members of the Finance Committee work with the Regional Asset and Liability Committees to ensure coordination of global funding efforts. The Regional Asset and Liability Committees are aligned with the Company's geographic funding centers and are responsible for implementing funding strategies consistent with the direction set by the Finance Committee and for monitoring and managing liquidity for the region.

         The primary goal of the Company's funding policies is to provide sufficient liquidity and availability of funding sources across a wide range of market environments. There are five key elements of its funding strategy that the Company attempts to achieve:

o To maintain an appropriate Total Capital structure to support the business activities in which the Company is engaged.

o To minimize liquidity and refinancing risk by funding the Company's assets on a global basis with unsecured liabilities which have maturities similar to the anticipated liquidation period of the assets.

                   LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



o To maintain sufficient liquidity during a period of financial stress through a combination of collateralized short-term financings, Total Capital and a contingency funding plan. Financial stress is defined as any event which severely constrains the Company's access to unsecured funding sources.

o To obtain diversified funding through a global investor base which maximizes liquidity and reduces concentration risk.

o    To maintain funding availability in excess of actual utilization.

Short-Term Funding

         The Company strives to maximize the portion of the Company's balance sheet that is funded through collateralized borrowing sources, which in turn minimizes the reliance placed upon unsecured short-term debt.

         Collateralized borrowing sources include securities and other financial instruments sold but not yet purchased, as well as collateralized short-term financings, defined as securities sold under agreements to repurchase ("repos") and securities loaned. Because of their secured nature, OECD government repos and other types of collateralized borrowing sources are less credit-sensitive and have historically been a more stable financing source under adverse market conditions. Also, collateralized borrowing sources generally provide the Company with access to lower cost funding.

         The amount of the Company's collateralized borrowing activities will vary reflecting changes in the mix and overall levels of securities and other financial instruments owned and global market conditions. However, at all times, the vast majority of the Company's assets are funded with collateralized borrowing sources. At May 31, 1997 and November 30, 1996, $87 billion and $80 billion, respectively, of the Company's total balance sheet was financed using collateralized borrowing sources. As of May 31, 1997 and November 30, 1996, respectively, short-term debt outstanding was $1.8 billion and $2.3 billion. There was no commercial paper outstanding as of May 31, 1997 and November 30, 1996.

                   LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Total Capital

         In accordance with the Company's liquidity plan, the Company increased its Total Capital base in 1997 to $6.1 billion at May 31, 1997 from $5.9 billion at November 30, 1996. Total Capital increased primarily due to an increase in long-term debt and the retention of earnings.

                                     May 31                   November 30
(in millions)                         1997                       1996
--------------------------------------------------------------------------------
Long-Term Debt

     Senior Notes                    $   222                    $   215
     Subordinated Indebtedness         4,048                      3,950
                                     -------                    -------
                                       4,270                      4,165

Stockholder's Equity                   1,827                      1,692

--------------------------------------------------------------------------------
Total Capital                         $6,097                     $5,857
--------------------------------------------------------------------------------

         During the second quarter of 1997, the Company issued $508 million in long-term debt, which was $99 million in excess of its maturing debt. Long-term debt increased to $4.3 billion at May 31, 1997 from $4.2 billion at November 30, 1996 with a weighted average maturity of 4.8 years at May 31, 1997 and 4.5 years at November 30, 1996.

         The   increase  in  Total   Capital   also   reflects  an  increase  in
stockholders' equity to $1.8 billion at May 31, 1997 from $1.7 billion at November 30, 1996. The net increase in stockholders' equity was primarily due to the retention of earnings and capital contributions received.

         At May 31, 1997, the Company had approximately $1.1 billion available for the issuance of debt securities under various shelf registrations.

                   LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Credit Ratings

         The Company, like other companies in the securities industry, relies on external sources to finance a significant portion of its day-to-day operations. The Company's access and cost of funding is generally dependent upon its short- and long-term debt ratings. As of May 31, 1997, the current short- and long-term senior debt ratings of the Company are as follows:
                                                     LBI
                                       Short-term           Long-term**
--------------------------------------------------------------------------------
Duff & Phelps Credit Rating Co.            D-1                A/A-
Fitch Investors Service Inc.               F-1                A/A-
IBCA                                       A1                 A/A-
Moody's                                    P2                 A3*/Baa1
S&P+                                       A-1                A+*/A
Thomson BankWatch                          TBW-1              A/A-
--------------------------------------------------------------------------------
  * Provisional ratings on shelf registration
** Senior/subordinated
+  Long term ratings outlook revised to negative on September 21, 1994

High Yield Securities

         The Company underwrites, trades, invests and makes markets in high yield corporate debt securities. The Company also syndicates, trades and invests in loans to below investment grade-rated companies. For purposes of this discussion, high yield debt securities are defined as securities or loans to companies rated BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans which, in the opinion of management, are non-investment grade. Non-investment grade securities generally involve greater risks than investment grade securities due to the issuer's creditworthiness and the liquidity of the market for such securities. In addition, these issuers have higher levels of indebtedness, resulting in an increased sensitivity to adverse economic conditions. The Company recognizes these risks and aims to reduce market and credit risk through the diversification of its products and counterparties. High yield debt securities are carried at market value and unrealized gains or losses for these securities are reflected in the Company's Consolidated Statement of Operations. The Company's portfolio of such securities at May 31, 1997 and November 30, 1996 included long positions with an aggregate market value of approximately $1.6 billion and $1.3 billion, respectively, and short positions with an aggregate market value of approximately $131 million and $99 million, respectively. The portfolio may from time to time contain concentrated holdings of selected issues. The Company's largest high yield position was $205 million and $78 million at May 31, 1997 and November 30, 1996, respectively.

Merchant Banking Activities

         The Company's merchant banking activities include investments in four partnerships, for which the Company acts as general partner, as well as direct investments. At May 31, 1997, the investment in merchant banking partnerships was $185 million. The Company's policy is to carry its investments, including its partnership interests, at fair value based upon the Company's assessment of the underlying investments.

                   LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Non-Core Activities and Investments

         In March 1990, the Company discontinued the origination of partnerships (the assets of which are primarily real estate) and investments in real estate. Currently, the Company acts as a general partner for approximately $3.5 billion of partnership investment capital and manages the remaining real estate investment portfolio. At May 31, 1997, the Company's investments in these real estate activities, as well as commitments and contingent liabilities under guarantees and credit enhancements were fully reserved. In certain circumstances, the Company provides financial and other support and assistance to such investments to maintain investment values. There is no contractual requirement that the Company continue to provide this support.

         Management's intention with regard to non-core assets is the prudent liquidation of these investments as and when possible.

Year 2000

         Holdings has developed a detailed plan to modify its computer systems in anticipation of the year 2000. Many of the existing systems process transactions based on storing two digits for the year of a transaction, rather than full four digits. If these systems are not identified and reconfigured, year 2000 transactions would be processed with year "00" which would lead to processing inaccuracies and potential inoperability. Any costs incurred relating to this project will be expensed as technology maintenance costs in accordance with generally accepted accounting principles.

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


Actions Relating to First Capital Holdings Inc. (Reported in LBI's Annual Report on Form 10-K)

         FCH Shareholder and Agent Actions. On April 21, 1997, the California District Court entered an order approving the settlement and dismissing the Action.

Sonnenfeld v. The City and County of Denver, Colorado, et al (Reported in LBI's Annual Report on Form 10-K)

         On May 30, 1997, the parties entered into a Memorandum of Understanding to settle and dismiss the action and are in the process of entering into a definitive settlement agreement which will be submitted to the Court for approval.

AIA Holding SA et al. v. Lehman Brothers Inc. and Bear Stearns & Co. Inc.

          On July 9, 1997, LBI was served with a complaint in the U.S. District Court for the Southern District of New York in which 277 named plaintiffs assert 24 causes of action against LBI and Bear Stearns & Co., Inc. The amount of damages claimed is unspecified. The claims arise from the activities of an individual named Ahmad Daouk, who was employed as an introducing broker who introduced accounts to Shearson Lehman Hutton between 1988 and 1992. Daouk allegedly perpetrated a fraud upon the claimants, who are mostly investors of middle eastern origin, and the compliant alleges that Shearson breached various contractual and common law duties owed to the investors.

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



                                                           LEHMAN BROTHERS INC.
                                                              (Registrant)





Date:  July 15, 1997                     By          /s/ Richard S. Fuld, Jr.
                                                      -------------------------
                                                         Richard S. Fuld, Jr.
                                                   Chairman of the Board and
                                                     Chief Executive Officer
                                                  (Principal Executive Officer)




Date:    July 15, 1997                   By          /s/ Charles B. Hintz
                                                    -----------------------
                                                         Charles B. Hintz
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.           Exhibit



Exhibit 12.        Computation in Support of Ratio of Earnings to Fixed Charges

Exhibit 27.        Financial Data Schedule

                                                                     Exhibit 12

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
          COMPUTATION in SUPPORT of RATIO of EARNINGS to FIXED CHARGES
                                   (Unaudited)
                              (Dollars in millions)




                                                                 For the            For the             For the          For the
                                          For the Year        Eleven Months           Year               Year           Six Months
                                              Ended               Ended              Ended               Ended            Ended
                                            December 31        November 30        November 30         November 30         May 31
                                            -----------        -----------        -----------         -----------         ------
                                         1992       1993           1994               1995               1996              1997
                                         ----       ----           ----               ----               ----              ----
Fixed charges:
  Interest expense:
    Subordinated indebtedness          $   210    $  192        $   184           $   204           $     221           $   126
    Bank loans and other
      borrowings*                        4,363     4,393          5,661             9,750               9,900             5,543
    Interest component of
rentals
      of office and equipment               64        62             27                25                  18                 7
  Other adjustments**                      127       101             53                 2                   7                 3
                                          ----      ----        --------         ---------           ---------           -------

    TOTAL (A)                           $4,764    $4,748         $5,925            $9,981             $10,146            $5,679
                                        ======    ======         ======            ======             =======            ======

Earnings:
  Pre-tax income (loss) from
    continuing operations              $   319    $ (146)        $    1            $   78           $     309           $   155

  Fixed charges                          4,764     4,748          5,925             9,981              10,146             5,679
  Other adjustments***                     (68)      (68)           (52)               (1)                 (6)               (3)
                                      --------    --------       -------       -----------         -----------         ---------
    TOTAL (B)                           $5,015    $4,534         $5,874           $10,058             $10,449            $5,831
                                        ======    ======         ======           =======             =======            ======
(B / A)                                   1.05      ****           ****              1.01                1.03              1.03


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