Form 10-Q
period 1997-08-31
LEHMAN BROTHERS INC//
filed 1997-10-15
CIK 728586

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


               [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1997

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

As of October 13, 1997 1,006 shares of the Registrant's Common Stock, par value $.10 per share, were issued and outstanding.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES

                                    FORM 10-Q

                      FOR THE QUARTER ENDED AUGUST 31, 1997

                                      INDEX

Part I.  FINANCIAL INFORMATION                                     Page Number

  Item 1.   Financial Statements - (unaudited)

                 Consolidated Statement of Operations -
                   Three and Nine Months Ended
                   August 31, 1997 and 1996 ............................... 3


                 Consolidated Statement of Financial Condition -
                   August 31, 1997 and November 30, 1996 .................. 5

                 Consolidated Statement of Cash Flows -
                   Nine Months Ended
                   August 31, 1997 and 1996................................ 7


                 Notes to Consolidated Financial Statements................ 9

  Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations................ 17

Part II. OTHER INFORMATION

  Item 1.   Legal Proceedings     ......................................... 30

  Item 6.   Exhibits and Reports on Form 8-K          ..................... 31

Signatures................................................................. 32

EXHIBIT INDEX         ..................................................... 33

Exhibits

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT of OPERATIONS
                                   (Unaudited)
                                  (In millions)

                                                         Three months ended
                                                  August 31          August 31
                                                    1997               1996
                                                -------------         ---------
Revenues
    Principal transactions                           $   195          $     85
    Investment banking                                   295               189
    Commissions                                           90                65
    Interest and dividends                             3,339             2,717
    Other                                                  8                 1
                                                   ---------          --------
         Total revenues                                3,927             3,057
     Interest expense                                  3,228             2,614
                                                       -----             -----
         Net revenues                                    699               443
                                                      ------            ------
Non-interest expenses
     Compensation and benefits                           391               267
     Brokerage, commissions and clearance fees            45                51
     Communications                                       22                24
     Professional services                                21                16
     Business development                                 16                17
     Occupancy and equipment                              17                20
     Depreciation and amortization                        13                13
     Management fees                                      16                 7
     Other                                                47                38
                                                      -------          -------
          Total non-interest expenses                    588               453
                                                      ------            ------
Income (loss) before taxes                               111               (10)
      Provision for (benefit from) income taxes           27               (10)
                                                     -------            ------
Net income (loss)                                     $   84          $      0
                                                      ======          ========




                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT of OPERATIONS
                                   (Unaudited)
                                  (In millions)

                                                           Nine months ended
                                                   August 31         August 31
                                                     1997              1996
                                                 -------------      -----------
Revenues
    Principal transactions                             $  579          $  664
    Investment banking                                    697             530
    Commissions                                           247             223
    Interest and dividends                              9,224           7,800
    Other                                                  25              15
                                                     --------         -------
         Total revenues                                10,772           9,232
     Interest expense                                   8,897           7,567
                                                       ------           -----
         Net revenues                                   1,875           1,665
                                                       ------           -----
Non-interest expenses
     Compensation and benefits                          1,010             884
     Brokerage, commissions and clearance fees            150             150
     Communications                                        66              74
     Professional services                                 64              54
     Business development                                  51              55
     Occupancy and equipment                               49              57
     Depreciation and amortization                         39              40
     Management fees                                       47              51
     Other                                                133             137
                                                      -------          ------
          Total non-interest expenses                   1,609           1,502
                                                       ------           -----
Income before taxes                                       266             163
      Provision for income taxes                           76              63
                                                     --------         -------
Net income                                             $  190          $  100
                                                       ======          ======





                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENT of FINANCIAL CONDITION
                                   (Unaudited)
                                  (in millions)


                                                                                               August 31     November 30
ASSETS                                                                                           1997               1996
                                                                                          ---------------    -----------

Cash and cash equivalents                                                                     $      129       $       396

Cash and securities segregated and on deposit
  for regulatory and other purposes                                                                  905               663

Securities and other financial instruments owned:
   Governments and agencies                                                                       17,426            21,251
   Corporate stocks                                                                                4,227             3,164
   Corporate debt and other                                                                        4,784             4,739
   Derivatives and other contractual agreements                                                    5,319             5,298
   Mortgages and mortgage-backed                                                                   2,059             2,055
   Certificates of deposit and other money market instruments                                      2,296             3,819
                                                                                                 -------           -------
                                                                                                  36,111            40,326
                                                                                                  ------            ------
Collateralized short-term agreements:
   Securities purchased under agreements to resell                                                48,872            33,145
   Securities borrowed                                                                            15,212            19,035

Receivables:
   Brokers, dealers and clearing organizations                                                     3,969             4,909
   Customers                                                                                       3,951             3,956
   Others                                                                                          3,902             4,611

Property, equipment and leasehold improvements
  (net of accumulated depreciation and amortization
  of $529 in 1997 and $502 in 1996)                                                                  267               283

Deferred expenses and other assets                                                                   218               214

Excess of cost over fair value of net assets
  acquired (net of accumulated amortization
  of $99 in 1997 and $94 in 1996)                                                                    161               166
                                                                                             -----------       -----------
       Total assets                                                                             $113,697          $107,704
                                                                                                ========          ========




                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
           CONSOLIDATED STATEMENT of FINANCIAL CONDITION - (Continued)
                                   (Unaudited)
                      (in millions, except per share data)


                                                                                               August 31         November 30
LIABILITIES AND STOCKHOLDER'S EQUITY                                                             1997              1996

Commercial paper and short-term debt                                                        $        758         $    2,299
Securities and other financial instruments sold but not yet purchased:
   Governments and agencies                                                                       10,590              9,326
   Corporate stocks                                                                                3,176              1,143
   Corporate debt and other                                                                        1,593              2,735
   Derivatives and other contractual agreements                                                    3,428              4,662
                                                                                                --------            -------
                                                                                                  18,787             17,866
                                                                                                  ------             ------
Collateralized short-term financing:
   Securities sold under agreements to repurchase                                                 53,943             52,200
   Securities loaned                                                                              10,124             10,085
Advances from Holdings and other affiliates                                                       12,679              8,552
Payables:
   Brokers, dealers and clearing organizations                                                     3,865              2,200
   Customers                                                                                       5,283              6,395
Accrued liabilities and other payables                                                             2,081              2,250
Long-term debt:
   Senior notes                                                                                      225                215
   Subordinated indebtedness                                                                       4,060              3,950
                                                                                               ---------          ---------
           Total liabilities                                                                     111,805            106,012
                                                                                                 -------            -------
Commitments and contingencies

Stockholder's Equity:
   Preferred stock, $.10 par value; 10,000 shares authorized;
        none outstanding
   Common Stock, $.10 par value;  10,000 shares authorized;  1,006 shares issued and outstanding in 1997 and 1996;
   Additional paid-in capital                                                                      1,838              1,828
   Foreign currency translation adjustment                                                             3                  3
   Retained earnings (accumulated deficit)                                                            51               (139)
                                                                                           -------------       ------------
            Total stockholder's equity                                                             1,892              1,692
                                                                                             -----------        -----------
            Total liabilities and stockholder's equity                                          $113,697           $107,704
                                                                                                ========           ========

                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)


                                                                                           Nine months ended
                                                                                  August 31                August 31
                                                                                    1997                     1996
                                                                            ---------------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                       $   190                  $    100
  Adjustments to reconcile income to net cash
      used in operating activities:
         Depreciation and amortization                                                  39                        40
         Provisions for losses and other reserves                                       41                        30
         Deferred tax benefit                                                          (24)
         Other adjustments                                                              13                        15
      Net change in:
         Cash and securities segregated                                               (242)                      (43)
         Securities and other financial instruments owned                            4,215                      (411)
         Securities purchased under agreements to resell                           (15,727)                     (341)
         Securities borrowed                                                         3,823                    (6,849)
         Receivables from brokers, dealers and clearing
            organizations                                                              940                    (2,019)
         Receivables from customers                                                      5                      (893)
         Securities and other financial instruments sold but
             not yet purchased                                                         921                     1,643
         Securities sold under agreements to repurchase                              1,743                     1,549
         Securities loaned                                                              39                     6,859
         Payables to brokers, dealers and clearing organizations                     1,665                       (54)
         Payables to customers                                                      (1,112)                    1,027
         Accrued liabilities and other payables                                       (210)                      109
         Other operating assets and liabilities, net                                   723                    (4,625)
                                                                                    ------                    ------

       Net cash used in operating activities                                       $(2,958)                  $(3,863)
                                                                                    ------                   -------






                       See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS -- (Continued)
                                   (Unaudited)
                                  (In millions)

                                                                                           Nine months ended
                                                                                  August 31                August 31
                                                                                    1997                     1996
                                                                            ---------------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments of senior notes                                             $    (1)                  $   (210)
   Proceeds from issuance of subordinated indebtedness                                858                        975
   Principal payments of subordinated indebtedness                                   (750)                      (261)
   Net (payments for) proceeds from commercial paper and
     short-term debt                                                               (1,541)                     3,835
   Increase (decrease) in advances from Holdings
     and other affiliates                                                           4,127                       (256)
   Capital contributions                                                               48                          4
   Dividends and capital distributions paid                                           (38)                      (151)
                                                                                  --------                    ------
     Net cash provided by financing activities                                       2,703                     3,936
                                                                                     -----                     -----

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, equipment and
     leasehold improvements                                                           (12)                        (3)
                                                                                  -------                    --------
  Net cash used in investing activities                                               (12)                        (3)
                                                                                  -------                    --------
  Net change in cash and cash equivalents                                            (267)                        70
                                                                                   ------                    -------
  Cash and cash equivalents, beginning of period                                      396                        287
                                                                                   ------                     ------
       Cash and cash equivalents, end of period                                    $  129                     $  357
                                                                                   ======                     ======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)

             Interest paid totaled $8,930 and $7,400 for the nine months ended August 31, 1997 and 1996, respectively. Income taxes paid totaled $313 and $11 for the nine months ended August 31, 1997 and 1996, respectively.




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

2.  Accounting Policies:

         Derivatives, typically defined as instruments whose value is "derived" from an underlying instrument, index or rate, include futures, forwards, swaps and options and other similar instruments. A derivative contract generally represents future commitments to exchange interest payment streams based on the contract or notional amount or to purchase or sell financial instruments at specified terms and future dates. In the normal course of business, the Company enters into derivative transactions both in a trading capacity and as an end user. Acting in a trading capacity, the Company enters into derivative transactions to satisfy the needs of its clients and to manage the Company's own exposure to market and credit risks resulting from its trading activities in cash instruments (collectively, "Trading-Related Derivative Activities"). The Company's accounting methodology for derivatives depends on both the type and purpose of the derivative instrument.

         Derivative transactions entered into for Trading-Related Derivative Activities are recorded at market or fair value with realized gains and losses reflected currently in principal transactions in the Consolidated Statement of Operations. Market or fair value for trading related instruments is generally determined by either quoted market prices (for exchange-traded futures and

                     LEHMAN BROTHERS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

options) or pricing models (for over-the-counter swaps, forwards and options). Pricing models utilize a series of market inputs to determine the present value of future cash flows, with adjustments, as required for credit risk, liquidity risk, and ongoing costs. Further valuation adjustments may be recorded, as deemed appropriate for new or complex products or for significant positions. These adjustments are integral components of the mark-to-market process.

         The market or fair value associated with derivatives utilized for trading purposes is recorded in the Consolidated Statement of Financial
Condition on a net by counterparty basis where a legal right of set-off exists and is netted across products and against cash collateral when such provisions are stated in the master netting agreement. The market or fair value of swap agreements, caps and floors, and forward contracts in an unrealized gain position, as well as options owned and warrants held, are reported in the Consolidated Statement of Financial Condition as assets in derivatives and other contractual agreements. Similarly, swap agreements, caps and floors, and forward contracts in an unrealized loss position, as well as options written and warrants issued, are reported as liabilities in derivatives and other contractual agreements. Margin on futures contracts is included in receivables and payables, as applicable.

         In addition to Trading-Related Derivative Activities, the Company enters into various derivative instruments for non-trading purposes as an end-user to modify the interest rate exposure of certain assets and liabilities. In this regard, the Company utilizes interest rate swaps, caps, collars and floors to manage the interest rate exposure associated with its long-term debt obligations and secured financing activities, including securities purchased under agreements to resell, securities borrowed, securities sold under agreements to repurchase and securities loaned.

         In addition to modifying the interest rate exposure of existing assets and liabilities, the Company utilizes derivative instruments as an end user to modify the interest rate characteristics of certain anticipated transactions related to its secured financing activities, where there is a high degree of certainty that the Company will enter into such contracts. These derivative instruments are designated against existing secured financing transactions based upon their applicable maturity. The remaining term of the derivative instruments are designated against anticipated secured financing transactions which will replace the existing secured financing transactions upon maturity. The Company continuously monitors the level of secured financing transactions to ensure that there is a high degree of certainty that it will enter into the anticipated secured financing transactions at a level in excess of the designated derivative product transactions.

         Derivatives that have been designated as non-trading related positions and are effective in modifying the interest rate characteristics of existing assets and liabilities or anticipated transactions are accounted for on an accrual basis. Under the accrual basis, interest is accrued into income or expense over the life of the contract, resulting in the net interest impact of the derivative and the underlying hedged item being recognized in income throughout the hedge period.

         The Company monitors the effectiveness of its end user hedging activities by periodically comparing the change in the value of the hedge instrument to the underlying item being hedged, and reassessing the likelihood of the occurrence of anticipated transactions. In the event that the Company

                     LEHMAN BROTHERS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

determines that a hedge is no longer effective, such as upon extinguishment of the underlying asset or liability or a change in circumstances whereby there is not a high degree of certainty that the anticipated transaction will occur, the derivative transaction is no longer accounted for as a hedge. Instead, the Company immediately records the market or fair value of the derivative instrument on the Statement of Financial Condition. Changes in the fair value of the derivative contract would then be accounted for as a derivative used for trading purposes as discussed above. In the event that a derivative designated as a hedge is terminated early, any unrealized gain or loss on the termination would be deferred and amortized to interest income or interest expense over the original period of the hedge as long as the underlying hedged item is still outstanding.

3.  Long-Term Debt:

         During the nine months ended August 31, 1997, the Company issued $858 million of subordinated indebtedness with maturities ranging from 1998 to 2007. Of the total issuances for the first nine months of 1997, $300 million were fixed rate and $558 million were floating rate. The Company's fixed rate issuances have been effectively converted to floating rate obligations, based on the London Interbank Offered Rates ("LIBOR") through the use of interest rate swaps. In addition, $751 million of long-term debt matured during the nine months ended August 31, 1997.

4.  Capital Requirements:

         As a registered broker-dealer, LBI is subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At August 31, 1997, LBI's regulatory net capital, as defined, of $1,364 million exceeded the minimum requirement by $1,262 million.

         The Company's triple-A rated derivatives subsidiary, Lehman Brothers Financial Products Inc. ("LBFP"), has established certain capital and operating restrictions which are reviewed by various rating agencies. At August 31, 1997, LBFP had capital which exceeded the requirement of the most stringent rating agency by $90 million.

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

                     LEHMAN BROTHERS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

5.  Derivative Financial Instruments:

         The Company records its Trading-Related Derivative Activities on a mark-to-market basis with realized and unrealized gains (losses) recognized in principal transactions in the Consolidated Statement of Operations. Unrealized gains and losses on derivative contracts are currently recorded on a net basis in the Consolidated Statement of Financial Condition for those transactions with counterparties executed under a legally enforceable master netting agreement and are netted across products and against cash collateral when such provisions are stated in the master netting agreement. Listed in the following table is the fair value and average fair value of the Company's Trading-Related Derivative Activities (in millions):

                                                                                                     Average Fair Value*
                                                                      Fair Value*                     Nine Months Ended
                                                                 August 31, 1997                      August 31, 1997
                                                                 ---------------                      ---------------
                                                                  Assets      Liabilities          Assets       Liabilities
---------------------------------------------------------------------------------------------------------------------------
Interest rate and currency swaps and options
     (including caps, collars and floors)                         $4,211        $2,264            $4,377         $2,253
Foreign exchange forward contracts and options                       845           932               835          1,202
Options on other fixed income securities,
     mortgage-backed securities forward contracts
     and options                                                     171           157               239            214
Equity contracts (including equity swaps, warrants
     and options)                                                     64            55               105             43
Commodity contracts (including swaps, forwards,
     and options)                                                     28            20                33             23
                                                               --------------------------------------------------------
Total                                                             $5,319        $3,428            $5,589         $3,735
                                                               --------------------------------------------------------



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

                     LEHMAN BROTHERS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

         Assets included in the table on the previous page represent the Company's unrealized gains, net of unrealized losses for situations in which the Company has a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties. Therefore, the fair value of assets related to derivative contracts at August 31, 1997 represents the Company's net receivable for derivative financial instruments before consideration of collateral. Included within the $5,319 million fair value of assets at August 31, 1997 was $5,227 million related to swaps and OTC contracts and $92 million related to exchange-traded option and warrant contracts.

         With respect to OTC contracts, including swaps, the Company views its net credit exposure to be $3,871 million at August 31, 1997, representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of collateral of $1,356 million. Presented below is an analysis of the Company's net credit exposure for OTC contracts based upon internal designations of counterparty credit quality.

Counterparty                    S&P/Moody's                    August 31, 1997
 Risk Rating                    Equivalent                  Net Credit Exposure
------------              -------------------------         -------------------
       1                  AAA/Aaa                                        19%
       2                  AA-/Aa3 or higher                              17%
       3                  A-/A3 or higher                                50%
       4                  BBB-/Baa3 or higher                             7%
       5                  BB-/Ba3 or higher                               6%
       6                  B+/B1 or lower                                  1%
--------------------------------------------------------------------------------

         These designations are based on actual ratings made by external rating agencies or by equivalent ratings established and utilized by the Company's Corporate Credit Department.

         The Company is also subject to credit risk related to its exchange-traded derivative contracts. Exchange-traded contracts, including futures and certain options, are transacted directly on the exchange. To protect against the potential for a default, all exchange clearing houses impose net capital requirements for their membership. Additionally, the exchange clearing house requires counterparties to futures contracts to post margin upon the origination of the contract and for any changes in the market value of the contract on a daily basis (certain foreign exchanges extend settlement to three days). Therefore, the potential for losses from exchange-traded products is limited.

         For a further discussion of the Company's derivative related activities, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Financial Instruments and Derivatives" and Note 8 to the Consolidated Financial Statements, included in the Form 10-K.

                     LEHMAN BROTHERS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

6.  Other Commitments and Contingencies:

         In connection with its secured financing activities, the Company has commitments under certain secured lending arrangements of approximately $3.2 billion at August 31, 1997. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness.

         In addition, the Company has commitments to extend credit in loan syndication transactions of $1.3 billion at August 31, 1997. These commitments are typically secured against the borrower's assets, have fixed maturity dates and are contingent on certain contractual conditions that may require payment of a fee by the counterparty and are drawn down at the discretion of the borrower. The total commitment above may not be indicative of actual funding requirements as the commitments may expire without being drawn upon by the borrower. The Company frequently syndicates or participates a portion of these commitments.

         The Company is also a co-sponsor of an interim acquisition funding facility. In connection therewith, the Company is committed to provide up to $150 million to be used by the facility to provide short-term bridge financing. Any draw downs under the facility would be expected to be refinanced, and the outstanding amounts repaid, within a short-term period.

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

         As a leading global investment bank, risk is an inherent part of all of the Company's businesses and activities. The extent to which the Company properly and effectively identifies, assesses, monitors and manages each of the various types of risks involved in its trading (including derivatives), brokerage, and investment banking activities is critical to the success and profitability of the Company. The principal types of risks involved in the Company's activities are market risk, credit or counterparty risk and transaction risk. Management has developed a control infrastructure to monitor and manage each type of risk on a global basis throughout the Company. For further discussion of these matters, refer to Note 10 to the Consolidated Financial Statements, in the Form 10-K.

                     LEHMAN BROTHERS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

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

         During the nine months ended August 31, 1997, the Company paid $38 million to Holdings as a return of capital.

8.  Incentive Plans:

         In the first quarter of 1997, Holdings granted approximately 2.3 million options (the "1997 Options") under the 1996 Management Ownership Plan to members of the Corporate Management Committee and to certain senior officers. At the grant date, the 1997 Options were to become exercisable in four and one-half years and expire five years after grant date; exercisability was to be accelerated ratably in one-third increments at such time as the closing price of the Company's common stock met, or exceeded, $39, $42, and $45 for fifteen out of twenty consecutive trading days. As of August 31, 1997, all of the 1997 Options were exercisable. No compensation expense has been recognized for these stock options as they were issued with an exercise price above the market price of the common stock on the date of the grant.

9.  1996 Severance Charge:

         Holdings recorded an $84 million severance charge ($50 million aftertax) in the fourth quarter of 1996 related to certain strategic actions taken to improve ongoing profitability. The severance charge reflected the culmination of a worldwide business unit economic performance review that was undertaken in the fourth quarter of 1996 to focus Holdings on its core investment banking, equity and fixed income sales and trading areas. This formalized review resulted in personnel reductions of approximately 270 people across a number of underperforming fixed income and equity businesses, including exiting the precious metals business in the U.S., Europe and Asia; exiting energy trading in the U.S. and Europe; consolidating Asian fixed income risk management activities into one center in Tokyo; refocusing foreign exchange trading activities, and combining the New York Private Client Services offices. Additionally, the charge reflects various other strategic personnel reductions aimed at delayering management. The Holdings severance charge has led to personnel cost savings of approximately $90 million annually. Holdings' charge also resulted in a permanent decrease in nonpersonnel expenses of approximately $20 million annually. Holdings intends to reinvest substantially all these savings into certain businesses to expedite Holdings' strategic initiatives; these actions are expected to result in improved operating revenues.

         The Company recorded a $23 million severance charge ($14 million aftertax) in the fourth quarter of 1996 related to these actions. The Company's cash outlays relating to the charge were approximately $12 million in the fourth quarter of 1996 and approximately $11 million during the first six months of 1997.

                     LEHMAN BROTHERS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

10.  New Accounting Pronouncements:

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements are effective for fiscal years beginning after December 15, 1997 and establish standards for the reporting and display of comprehensive income and disclosure related to segments.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS




Business Environment

         Market conditions in the first nine months of 1997 reflected record corporate finance advisory activities, strong underwriting volumes in worldwide fixed income products, and generally active trading in worldwide debt and equity markets. These favorable conditions were mitigated in part by reduced global equity underwriting volumes and increased volatility in the foreign exchange markets, particularly in Europe and Asia.

         Global fixed income markets were robust throughout most of 1997, with heavy trading volumes in both the U.S. and Europe. Trading activity in the U.S. continued to reflect investor optimism that the environment of sustained growth and low inflation levels would continue. Additionally, U.S. trading activity was bolstered by active purchases of U.S. securities by foreign investors due to the favorable U.S. macroeconomic environment and the strong dollar.

         In March 1997, the Federal Reserve raised the overnight lending rate by 0.25% to 5.50%. However, the deceleration of GDP growth and continued low inflation indicators kept the Federal Reserve from raising interest rates for a second time in 1997. The decline experienced in trading volumes and origination activities in the U.S. fixed income market from the increase in the overnight lending rate was short-lived. Towards the end of April, the U.S. fixed income markets recovered as interest rates declined and trading volumes regained strength. This trend continued through the beginning of October.

         The interest rate on the 30-year U.S. Treasury, which peaked at 7.17% on April 11th, declined to 6.28% on October 7, 1997. However, on October 8, 1997, investors again became concerned about a possible tightening in U.S. interest rates based upon remarks by the Federal Reserve Board Chairman that it would be difficult to maintain a balance between tight labor markets and low growth. In addition he cautioned investors not to expect stock prices to continue to rally indefinitely. As a result, the interest rate on the 30-year U.S. Treasury rose to 6.43% on October 10, 1997

         Trading activities in worldwide equity markets continued to show strength in 1997. U.S. trading volumes improved over the prior year's record levels, as investor demand remained strong and the equity markets benefited from increasing capital flows. The U.S. equity markets continued to show strength through October 1997, reaching new highs on most major indexes. A brief correction in August and September was the result of several concerns: currency turmoil in Southeast Asia, which investors believed would hurt profits of U.S. companies; profit warnings; and, once again, fears that a strengthening economy would induce the Federal Reserve to raise rates. As these concerns diminished, the equity market resumed its upward trend. While intraday moves in the equity market have become large and provide the appearance of a more volatile market, the upward trend in prices and the lower volatility since August have benefited the origination and trading activities of securities firms. European equity markets saw improved trading volumes and valuations in 1997, despite an adjustment in March, as the stronger U.S. dollar and declining European rate environment contributed to a favorable equity environment.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         Worldwide underwriting volumes in fixed income products remained strong in the first nine months of 1997. U.S. underwriting volumes, while experiencing a slowdown in March and April, strengthened over the prior year led by the issuance of corporate, asset-backed, high yield, and emerging market bonds. Issuers came to market to take advantage of the historically attractive yields, as well as favorable pricing in the spread sectors. Equity and equity-related underwriting volumes declined from the strong 1996 levels, as uncertainty regarding both interest rates and prospective earnings performance of U.S. companies contributed to U.S. equity market corrections. New issuance activity was also negatively impacted by a lower volume of large international privatizations over the period.

         Corporate finance advisory activities outpaced the record 1996 levels, reflecting increased consolidation and globalization across industry sectors as well as the overall strength in the global capital markets. The pace of strategic merger and acquisition activity is expected to remain strong throughout the fourth quarter of 1997, resulting in a record year for worldwide merger and acquisition activities.

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

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations
For the Three Months Ended August  31, 1997 and 1996

         The Company reported net income of $84 million for the third quarter ended August 31, 1997, and a net loss of $264 thousand for the third quarter ended August 31, 1996. This increase reflected across-the-board strength in the Company's equity, fixed income and investment banking businesses.

         Net revenues increased to $699 million for the third quarter of 1997 from $443 million for the third quarter of 1996 as all four of the Company's major business units (fixed income, equity, corporate finance advisory, and merchant banking) had improved performance.

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

         Net revenues from the Company's market-making and trading activities in fixed income and equity products are recognized as either principal transactions or net interest revenues depending upon the method of financing and/or hedging related to specific inventory positions. The Company evaluates its trading strategies on an overall profitability basis which includes both principal transactions revenues and net interest. Therefore, changes in net interest should not be viewed in isolation but should be viewed in conjunction with revenues from principal transactions. Principal transactions and net interest revenues increased to $306 million for the third quarter of 1997 from $188 million for the third quarter of 1996. The increase in combined revenues from principal transactions and net interest in the third quarter of 1997 was due to increased revenues across almost all equity and fixed income product lines .

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



Three Months Ended August 31, 1997


                                      Principal
                                  Transactions and                         Investment
                                    Net Interest         Commissions         Banking         Other         Total
---------------------------------------------------------------------------------------------------------------------------
Fixed Income                               $258              $  6              $87             $2           $353
Equity                                       40                81               81                           202
Corporate Finance Advisory                                                      66                            66
Merchant Banking                              4                                 61                            65
Other                                         4                 3                               6             13
---------------------------------------------------------------------------------------------------------------------------
                                           $306               $90             $295             $8           $699
---------------------------------------------------------------------------------------------------------------------------



Three Months Ended August 31, 1996

                                      Principal
                                  Transactions and                         Investment
                                    Net Interest         Commissions         Banking         Other         Total
---------------------------------------------------------------------------------------------------------------------------
Fixed Income                               $232               $11              $67                          $310
Equity                                      (40)               49               53                            62
Corporate Finance Advisory                                                      50                            50
Merchant Banking                             (4)                                19                            15
Other                                                           5                              $1              6
---------------------------------------------------------------------------------------------------------------------------
                                           $188               $65             $189             $1           $443
---------------------------------------------------------------------------------------------------------------------------


         Fixed Income. The Company's fixed income net revenues reflect customer flow activities (both institutional and high-net-worth retail), secondary trading, debt underwriting, syndicate and financing activities related to fixed income products. Fixed income products include dollar- and non-dollar government securities, mortgage- and asset-backed securities, money market products, dollar- and non-dollar corporate debt securities, emerging market securities, municipal securities, financing (global access to debt financing sources including repurchase and reverse repurchase agreements), foreign exchange and fixed income derivative products. Fixed income net revenues increased 14% to $353 million for the third quarter of 1997 from $310 million for the third quarter of 1996. The increase in the third quarter results versus the prior year quarter reflected increased revenues from a number of fixed income products including high yield corporates, preferreds, and mortgages partially offset by decreased results in derivatives. Investment banking revenues, as a component of fixed income revenues, increased to $87 million for the third quarter of 1997 from $67 million for the third quarter of 1996 due to increased underwriting fees, particularly in high yield corporates.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         Equity.  Equity net revenues  reflect  customer flow  activities  (both institutional and high-net-worth retail), secondary trading, equity underwriting, equity finance, equity derivatives and equity arbitrage activities. The Company's equity net revenues increased to $202 million for the third quarter of 1997 from $62 million for the third quarter of 1996. Higher revenues resulted from improved contributions from NASDAQ and derivative activities. Investment banking revenues, as a component of equity revenues, increased to $81 million for the third quarter of 1997 from $53 million for the third quarter of 1996 due to increased underwriting volumes as markets rebounded from the Fed tightening in the second quarter.

         Corporate Finance Advisory. Corporate finance advisory net revenues, classified in the Consolidated Statement of Operations as a component of investment banking revenues, result primarily from fees earned by the Company in its role as strategic advisor to its clients. This role consists of advising clients on mergers and acquisitions, divestitures, leveraged buyouts, financial restructurings, and a variety of cross-border transactions. Net revenues from corporate finance advisory activities increased to $66 million for the third quarter of 1997, reflecting a 32% increase from the $50 million recognized in the third quarter of 1996. This increase reflected the closing of several large deals in the third quarter of 1997 and continued strength in the overall merger and acquisition market environment.

         Merchant Banking. The Company is the general partner for four active merchant banking partnerships. Current merchant banking investments held by the partnerships include both publicly traded and privately held companies diversified on a geographic and industry basis. Merchant banking net revenues primarily represent the Company's proportionate share of net realized and net unrealized gains and losses from the sale and revaluation of investments held by the partnerships. Such amounts are classified in the Consolidated Statement of Operations as a component of investment banking revenues. Merchant banking net revenues also reflect the net interest expense relating to the financing of the Company's investment in the partnerships. Merchant banking net revenues were $65 million for the third quarter of 1997 and $15 million in the third quarter of 1996. This increase was principally due to realized gains on the sale of the Company's remaining position in two publicly traded investments held by the partnerships.

         Non-Interest Expenses. Non-interest expenses were $588 million for the third quarter of 1997 and $453 million for the third quarter of 1996. Compensation and benefits expense increased to $391 million for the third quarter of 1997 from $267 million for the third quarter of 1996 reflecting the higher level of revenues in 1997.

         Income Taxes. The Company's income tax provision was $27 million on pretax earnings of $111 million for the third quarter of 1997 as compared to a benefit of $10 million on a pretax loss of $10 million for the third quarter of 1996. The increase in the tax provision reflects an overall higher level of earnings partially offset by an increase in tax benefits attributable to income subject to preferential tax treatment.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations
For the Nine Months Ended August 31, 1997 and 1996

         The Company reported net income of $190 million for the nine months ended August 31, 1997, representing an increase of 90% from net income of $100 million for the nine months ended August 31, 1996.

         Net revenues increased to $1,875 million for the nine months of 1997 from $1,665 million for the nine months of 1996 as improved performances in the Company's equity, corporate finance advisory, and merchant banking businesses were partially offset by reduced revenues from fixed income.

         The Company ranked fourth in worldwide lead managed debt and equity underwritings in 1997 up from its fifth place ranking in the comparable prior year period. In equity and equity - related underwriting, the Company's ranking improved significantly, rising to sixth place from its tenth place ranking in 1996. In worldwide lead managed fixed income underwriting, the Company maintained its second place ranking. In worldwide mergers and acquisitions, the Company ranked tenth for 1997 in completed transactions and ended the third quarter of 1997 with a strong transaction pipeline which stood at $38 billion in terms of total dollar value. These rankings are based on data compiled by Securities Data Company for the nine month periods December through August in both fiscal 1997 and 1996.

         Principal transactions and net interest revenues increased to $906 million for the nine months of 1997 from $897 million for the nine months of 1996. The increase in the combined revenues from principal transactions and net interest in the nine months of 1997 was the result of increased revenues across almost all equity products partially offset by reduce revenues in certain fixed income products.

         The following table of net revenues by business unit and the accompanying discussion have been prepared in order to present the Company's net revenues in a format that reflects the manner in which the Company manages its businesses. Net revenues by business unit contain certain internal allocations, including funding costs, which are centrally managed.


Nine Months Ended August 31, 1997

                                      Principal
                                  Transactions and                         Investment
                                     Net Interest        Commissions         Banking         Other         Total
---------------------------------------------------------------------------------------------------------------------------
Fixed Income                               $791             $  24             $240            $ 4         $1,059
Equity                                      110               213              172              1            496
Corporate Finance Advisory                                                     168                           168
Merchant Banking                             (3)                               117                           114
Other                                         8                10                              20             38
---------------------------------------------------------------------------------------------------------------------------
                                           $906              $247             $697            $25         $1,875
---------------------------------------------------------------------------------------------------------------------------


                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Nine Months Ended August 31, 1996

                                      Principal
                                  Transactions and                         Investment
                                      Net Interest       Commissions         Banking         Other         Total
---------------------------------------------------------------------------------------------------------------------------
Fixed Income                               $902             $  42             $198           $  3         $1,145
Equity                                        5               167              161              4            337
Corporate Finance Advisory                                                     137                           137
Merchant Banking                            (10)                                34                            24
Other                                                          14                               8             22
---------------------------------------------------------------------------------------------------------------------------
                                           $897              $223             $530            $15         $1,665
---------------------------------------------------------------------------------------------------------------------------


         Fixed Income. Fixed income net revenues decreased to $1,059 million for the nine months of 1997 from $1,145 million for the nine months of 1996. The reduced revenues from derivatives and foreign exchange were partially offset by improved revenues from high yield and preferreds. Investment banking revenues, as a component of fixed income revenues, increased to $240 million for the nine months of 1997 from $198 million for the nine months of 1996 due to increased underwriting fees on certain higher margin debt products. The Company improved its ranking in high yield underwriting to seventh from ninth as well as its market share to 5.4% from 4.4%.

         Equity. The Company's equity net revenues increased to $496 million for the nine months of 1997 from $337 million for the nine months of 1996. Higher revenues for the nine months of 1997 resulted from improved contributions from NASDAQ and derivative activities. Investment banking revenues, as a component of equity revenues, increased to $172 million for the nine months of 1997 from $161 million for the nine months of 1996 due to increased underwriting volumes.

         Corporate Finance Advisory. Net revenues from corporate finance advisory activities increased to $168 million for the nine months of 1997 reflecting a 23% increase from the $137 million recognized in the nine months of 1996. This increase reflected continued strength in the overall merger and acquisition market environment.

         Merchant Banking. Merchant banking net revenues were $114 million for the nine months of 1997 and $24 million in the nine months of 1996. This increase was principally due to realized gains on the sale of the Company's remaining position in two publicly traded investments held by the partnerships.

         Non-Interest Expenses. Non-interest expenses were $1,609 million for the nine months of 1997 and $1,502 million for the nine months of 1996. Compensation and benefits expense was $1,010 million for 1997 and $884 million for 1996.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Income Taxes. The Company's income tax provision was $76 million on pretax earnings of $266 million for the nine months ended August 31, 1997 as compared to $63 million on pretax earnings of $163 million for the nine months ended August 31, 1996. The increase in the tax provision reflects an overall higher level of earnings partially offset by an increase in tax benefits attributable to income subject to preferential tax treatment.

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

         The Company's balance sheet is liquid and consists primarily of cash and cash equivalents, securities and other financial instruments owned, and collateralized short-term financing agreements. The highly liquid nature of these assets provides the Company with flexibility in financing and managing its business. The Company's primary activities are based on customer execution transactions. This flow of customer business supports the rapid asset turnover rate of the Company's inventory. Due to the nature of the Company's activities, the overall size of the Company's assets and liabilities fluctuates from time to time and at specific points in time may be higher than at fiscal quarter ends.

         The Company's total assets increased to $113.7 billion at August 31, 1997 from $107.7 billion at November 30, 1996. The increase in total assets is primarily attributable to an increase in customer financing activities.

Funding and Capital Policies

         The Company's Finance Committee is responsible for establishing and managing the funding and liquidity policies of the Company. The Finance Committee's funding and liquidity policies include recommendations for capital and balance sheet size as well as the allocation of capital and balance sheet to product areas. Under the authority of the Finance Committee, members of the Company's treasury work with Regional Asset and Liability Committees to ensure coordination of global funding efforts and implementation of the funding and liquidity policies. The Regional Asset and Liability Committees are aligned with the Company's geographic funding centers and are responsible for implementing funding strategies for their respective region.

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

         Collateralized borrowing sources include securities and other financial instruments sold but not yet purchased, as well as collateralized short-term financings, defined as securities sold under agreements to repurchase ("repos") and securities loaned. Because of their secured nature, OECD government repos and certain other types of collateralized borrowing sources are less credit-sensitive and have historically been a more stable financing source under adverse market conditions.

         The amount of the Company's collateralized borrowing activities will vary reflecting changes in the mix and overall levels of securities and other financial instruments owned and global market conditions. The majority of the Company's assets are funded with collateralized borrowing sources. At August 31, 1997 and November 30, 1996, $83 billion and $80 billion, respectively, of the Company's total balance sheet was financed using collateralized borrowing sources.

         As  of  August  31,  1997  and  November  30,  1996,   short-term  debt
outstanding was $758 million and $2,299 million, respectively. There was no commercial paper outstanding as of August 31, 1997 and November 30, 1996.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
Total Capital

         In accordance with the Company's liquidity plan, the Company increased its Total Capital base in 1997 to $6.2 billion at August 31, 1997 from $5.9 billion at November 30, 1996. Total Capital increased primarily due to the retention of earnings and an increase in long-term debt.

                                         August 31             November 30
(in millions)                              1997                   1996
--------------------------------------------------------------------------------
Long-Term Debt
     Senior Notes                       $     225               $    215
     Subordinated Indebtedness              4,060                  3,950
                                          -------                -------
                                            4,285                  4,165
Stockholder's Equity                        1,892                  1,692
--------------------------------------------------------------------------------
Total Capital                              $6,177                 $5,857
--------------------------------------------------------------------------------

         During the nine months of 1997, the Company issued $858 million in long-term debt, which was $107 million in excess of its maturing debt. Long-term debt increased to $4.3 billion at August 31, 1997 from $4.2 billion at November 30, 1996 with a weighted average maturity of 3.9 years at August 31, 1997 and
4.5 years at November 30, 1996.

         The   increase  in  Total   Capital   also   reflects  an  increase  in
stockholder's equity to $1.9 billion at August 31, 1997 from $1.7 billion at November 30, 1996. The net increase in stockholder's equity was primarily due to the retention of earnings.

         At August 31, 1997, the Company had approximately $1.1 billion available for the issuance of debt securities under various shelf registrations.

Credit Ratings

         The Company, like other companies in the securities industry, relies on external sources to finance a significant portion of its day-to-day operations. The Company's access to and cost of funding is generally dependent upon its short-and long-term debt ratings. As of August 31, 1997, the current short- and long-term senior debt ratings of Holdings and Lehman Brothers Inc. ("LBI") were as follows:

                                                       Holdings                                    LBI
                                        Short-term                 Long-term            Short-term   Long-term**
---------------------------------------------------------------------------------------------------------------------------
Duff & Phelps Credit Rating Co.            D-1                       A                  D-1            A/A-
Fitch Investors Service Inc.               F-1                       A                  F-1            A/A-
IBCA                                       A1                        A-                 A1             A/A-
Moody's                                    P2                        Baa1               P2             A3*/Baa1
S&P+                                       A-1                       A                  A-1            A+*/A
Thomson BankWatch                          TBW-1                     A-                 TBW-1          A/A-
-----------------------------------------------------------------------------------------------------------------------------


  * Provisional ratings on shelf registration
** Senior/subordinated
+  Long-term ratings outlook revised to negative on September 21, 1994

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

High Yield Securities

         The Company underwrites, trades, invests and makes markets in high yield corporate debt securities. The Company also syndicates, trades and invests in loans to below investment grade rated companies. For purposes of this discussion, high yield debt securities are defined as securities or loans to companies rated BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans which, in the opinion of management, are non-investment grade. Non-investment grade securities generally involve greater risks than investment grade securities due to the issuer's creditworthiness and the liquidity of the market for such securities. In addition, these issuers have higher levels of indebtedness, resulting in an increased sensitivity to adverse economic conditions. The Company recognizes these risks and aims to reduce market and credit risk through the diversification of its products and counterparties. High yield debt securities are carried at market value and unrealized gains or losses for these securities are reflected in the Company's Consolidated Statement of Operations. The Company's portfolio of such securities at August 31, 1997 and November 30, 1996 included long positions with an aggregate market value of approximately $2.1 billion and $1.3 billion, respectively, and short positions with an aggregate market value of approximately $210 million and $99 million, respectively. The portfolio may, from time to time, contain concentrated holdings of selected issues. The Company's largest high yield position was $85 million and $78 million at August 31, 1997 and November 30, 1996, respectively.

Lending Activities

         The Company has commitments to extend credit in loan syndication transactions of $1.3 billion at August 31, 1997. These commitments are primarily to below investment grade borrowers and, if drawn upon, would represent additional high yield debt securities as defined above. These commitments are typically secured against the borrower's assets, have fixed maturity dates, and are contingent on certain contractual conditions that may require payment of a fee by the counterparty and are drawn down at the discretion of the borrower. The total commitment may not be indicative of actual funding requirements as the commitments may expire without being drawn upon by the borrower. The Company frequently syndicates or participates a portion of these commitments.

Merchant Banking and Bridge Lending Activities

         The Company's merchant banking activities include investments in four partnerships, for which the Company acts as general partner, as well as direct investments. At August 31, 1997, the investments in merchant banking partnerships were $36 million. The Company's policy is to carry its investments, including its partnership interests, at fair value based upon the Company's assessment of the underlying investments.

         The Company is also a co-sponsor of an interim acquisition funding facility. In connection therewith, the Company is committed to provide up to $150 million to be used by the facility to provide short-term bridge financing. Any draw downs against the facility would be expected to be refinanced, and the outstanding amounts repaid, within a short-term period.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         In addition, at August 31, 1997, the Company had direct short-term bridge financings outstanding of $24 million.

Non-Core Activities and Investments

         In March 1990, the Company discontinued the origination of partnerships (the assets of which are primarily real estate) and investments in real estate. Currently, the Company acts as a general partner or co-general partner for approximately $3.0 billion of partnership investment capital and manages the remaining real estate investment portfolio. At August 31, 1997, the Company's investments in these real estate activities as well as commitments and contingent liabilities under guarantees and credit enhancements were fully reserved. In certain circumstances, the Company has elected to provide financial and other support and assistance to such investments to maintain investment values. There is no contractual requirement that the Company continue to provide this support.

         Management's intention with regard to non-core assets is the prudent liquidation of these investments as and when possible.

Year 2000

         The Company has developed a detailed plan to modify its computer systems in anticipation of the year 2000. Many of the existing systems process transactions based on storing two digits for the year of a transaction, rather than the full four digits. If these systems are not identified and reconfigured, year 2000 transactions would be processed as year "00", which would lead to processing inaccuracies and potential inoperability. Costs incurred relating to this project are expensed as technology maintenance costs in accordance with generally accepted accounting principles.

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

         Actions Relating to National Association of Securities Dealers Automated Quotations System ("NASDAQ") Market Maker Antitrust and Securities Litigation (Reported in LBI's Annual Report on Form 10-K)

         The Stipulation and Order was approved by the United States District Court for the Southern District of New York on April 22, 1997. The class action plaintiffs intervened to appeal the Court's approval of the Stipulation and Order to the United States Court of Appeals for the Second Circuit. That appeal is pending.

AIA Holding SA et al. v. Lehman Brothers Inc. and Bear Stearns & Co. Inc. (Reported in LBI's Second Quarter Report on Form 10-Q)

          On July 9, 1997, LBI was served with a complaint in the U.S. District Court for the Southern District of New York in which 277 named plaintiffs assert 24 causes of action against LBI and Bear Stearns & Co., Inc. The amount of damages claimed is unspecified. The claims arise from the activities of an individual named Ahmad Daouk, who was employed as by introducing broker which introduced accounts to Shearson Lehman Hutton between 1988 and 1992. Daouk allegedly perpetrated a fraud upon the claimants, who are mostly investors of Middle Eastern origin, and the complaint alleges that Shearson breached various contractual and common law duties owed to the investors.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits and reports on Form 8-K are filed as part of this Quarterly Report, or where indicated, were heretofore filed and are hereby incorporated by reference:

(a)      Exhibits:


         12       Computation in Support of Ratio of Earnings to Fixed Charges

         27       Financial Data Schedule

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            LEHMAN BROTHERS INC.
                                            (Registrant)





Date:    October 15, 1997           By       /s/ Richard S. Fuld Jr.
                                             -------------------------------
                                             Richard S. Fuld, Jr.
                                             Chairman of the Board and
                                             Chief Executive Officer
                                             (Principal Executive Officer)




Date:    October 15, 1997           By       /s/ Charles B. Hintz
                                             -----------------------------
                                             Charles B. Hintz
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.    Exhibit


Exhibit 12     Computation in Support of Ratio of Earnings to Fixed Charges

Exhibit 27     Financial Data Schedule

                                                                Exhibit 12

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
          COMPUTATION in SUPPORT of RATIO of EARNINGS to FIXED CHARGES
                                   (Unaudited)
                              (Dollars in millions)





                                                                 For the            For the             For the          For the
                                          For the Year        Eleven Months           Year               Year          Nine Months
                                              Ended               Ended              Ended               Ended            Ended
                                            December 31        November 30        November 30         November 30       August 31
                                            -----------        -----------        -----------         -----------       ---------
                                         1992       1993           1994               1995               1996              1997
                                         ----       ----           ----               ----               ----              ----
Fixed charges:
  Interest expense:
    Subordinated indebtedness          $   210     $   192        $   184           $   204           $     221           $   185
    Bank loans and other
      borrowings*                        4,363       4,393          5,661             9,750               9,900             8,712
    Interest component of rentals
      of office and equipment               64          62             27                25                  18                11
  Other adjustments**                      127         101             53                 2                   7                 2
                                          ----      ------         ------           -------             -------             -----
TOTAL (A)                               $4,764      $4,748         $5,925            $9,981             $10,146            $8,910
                                        ======      ======         ======            ======             =======            ======

Earnings:
  Pre-tax income (loss) from
    continuing operations              $   319    $             $       1        $       78           $     309           $   266
                                                      (146)
  Fixed charges                          4,764       4,748          5,925             9,981              10,146             8,910
  Other adjustments***                     (68)        (68)           (52)               (1)                 (6)               (2)
                                      --------    --------       --------       -----------         -----------         ---------
    TOTAL (B)                           $5,015      $4,534         $5,874           $10,058             $10,449            $9,174
                                        ======      ======         ======           =======             =======            ======
(B / A)                                   1.05        ****           ****              1.01                1.03              1.03



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