Form 10-K405
period 1997-11-30
LEHMAN BROTHERS INC//
filed 1998-03-02
CIK 728586

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1997

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                               ON WHICH REGISTERED
----------------------------------------          ----------------------------------------
  7 5/8% Senior Subordinated Notes Due                    New York Stock Exchange
                   2006

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As the Registrant is a wholly-owned subsidiary of Lehman Brothers Holdings Inc., none of the Registrant's outstanding common equity is held by non-affiliates of the Registrant. As of February 10, 1998, 1,006 shares of the Registrant's Common Stock, $0.10 per share, were issued and outstanding.

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

LEHMAN BROTHERS

     The Company's worldwide headquarters in New York and regional headquarters in London and Tokyo are complemented by offices in additional locations in North America, Europe, the Middle East, Latin America and the Asia Pacific region. Holdings provides investment banking and capital markets services in Europe and Asia. The Company is engaged primarily in providing financial services. Other businesses in which the Company is engaged represent less than 10 percent of consolidated assets, revenues or pre-tax income.

     The Company's business includes capital raising for clients through securities underwriting and direct placements; corporate finance and strategic advisory services; merchant banking; securities sales and trading; research; and the trading of foreign exchange, derivative products and certain commodities. The Company and its affiliates act as market-makers in all major equity and fixed income products in both the domestic and international markets. Lehman Brothers is a member of all principal securities and commodities exchanges in the United States, as well as the National Association of Securities Dealers, Inc. ("NASD"). Holdings holds memberships or associate memberships on several principal international securities and commodities exchanges, including the London, Tokyo, Hong Kong, Frankfurt, Paris, Stockholm and Milan stock exchanges.

     Since 1990, Lehman Brothers has focused on a "client/customer-driven" strategy. Under this strategy, Lehman Brothers concentrates on serving the needs of major issuing and advisory clients and investing customers worldwide to build an increasing flow of business that leverages the Company's research, underwriting and distribution capabilities. Customer flow continues to be the primary source of the Company's net revenues. Developing long-term relationships with issuing clients and investing customers is a central premise of the Company's client/customer-driven strategy. Based on management's belief that each client and customer directs a majority of its financial transactions to a limited number of investment banks, Lehman Brothers' investment banking and institutional and private client sales professionals focus on a targeted group of clients and customers worldwide to identify and develop lead relationships. The Company believes that such relationships position Lehman Brothers to receive a substantial portion of its clients' and customers' financial business and lessen the volatility of net revenues generally associated with the financial services industry.

LEHMAN BUSINESSES

     Lehman Brothers is a leading underwriter of global fixed income and equity securities in the public and private markets. The Company is also a prominent advisor for corporations and governments around the world.

INVESTMENT BANKING

     Lehman Brothers' Investment Banking professionals are responsible for developing and maintaining relationships with issuing clients, gaining a thorough understanding of their specific needs and bringing together the full resources of Lehman Brothers and Holdings to accomplish their financial objectives. Investment Banking is organized into industry, product and geographic coverage groups, enabling individual bankers to develop specific expertise in particular industries and markets. Global industry coverage groups include Financial Services, Healthcare, Industrial, Media and Telecommunications, Natural Resources,

Power, Real Estate and Technology. Where appropriate, specialized product groups are partnered with the industry and geographic groups to provide tailor-made solutions for Lehman Brothers' clients. These groups include Equity Capital Markets, which includes equity and equity-related securities and derivatives; Debt Capital Markets, which incorporates expertise in syndicate, liability management, derivatives and private placements; Mergers and Acquisitions; and Leveraged Finance, which includes high yield debt and bank loan syndication.

     Mergers and Acquisitions/Strategic Advisory. Lehman Brothers has a long history of providing strategic advisory services to corporate, institutional and government clients around the world on a wide range of financial matters, including mergers and acquisitions, restructurings and spin-offs, targeted stock transactions, share repurchase strategies, takeover defenses, corporate governance issues and tax optimization strategies. Linkages between strategic advisory services and the Firm's foreign exchange, derivatives and leveraged financing products are widely utilized. The Company's Mergers and Acquisitions group works closely with product, industry and geographic coverage bankers around the world. Geographically, Lehman Brothers and Holdings maintain investment banking offices in six cities within the U.S. and in 18 cities in Europe, Canada, the Middle East, Asia and Latin America.

FIXED INCOME

     Lehman Brothers actively participates in all key fixed income markets worldwide and maintains a 24-hour trading presence in global fixed income securities. The Company combines professionals from the distribution, research and trading areas of Fixed Income, together with investment bankers, into teams to serve the financial needs of the Company's clients and customers. The Company is a leading underwriter of new issues, and is also a preeminent market-maker in these and other fixed income securities. The Company's global presence facilitates client and customer transactions and provides liquidity in marketable fixed and floating rate debt securities.

     Fixed Income businesses include the following:

     Government and Agency Obligations. Lehman Brothers is one of the leading primary dealers in U.S. government securities, as designated by the Federal Reserve Bank of New York, participating in the underwriting and market-making of U.S. Treasury bills, notes and bonds, and securities of federal agencies. The Company is also a market-maker in the government securities of all G7 countries, and participates in other major European and Asian government bond markets. The Company is active in the Canadian market through its Toronto office, in France as a reporting dealer and in Italy as a super-primary dealer.

     Money Market Products. Lehman Brothers holds a dominant market position in the origination and distribution of commercial paper. The Company is an appointed dealer for over 600 active commercial paper programs on behalf of companies and government agencies worldwide.

     Corporate Debt Securities. Lehman Brothers engages in the underwriting and market making of fixed and floating rate investment grade debt worldwide. Since 1995, the Company has received global medium-term note mandates for over 270 programs with a borrowing capacity of $657 billion. The Company is also a major participant in the preferred stock market, managing numerous offerings of long-term and perpetual preferreds and auction rate securities.

     High Yield Securities and Bank Loans. The Company also underwrites and makes markets in non-investment grade debt securities and bank loans. The Company now provides a "one-stop" leveraged finance solution for corporate and financial acquirers and high yield issuers.

     Emerging Market Securities. The Company is active in the trading, structuring and underwriting of Latin American, Eastern European, and Asian dollar and local currency instruments. The Company maintains investment banking offices in Mexico City, Sao Paulo, Buenos Aires and New Delhi, among other locations.

     Mortgage and Asset-Backed Securities. The Company is a leading underwriter of and market-maker in residential and commercial mortgage- and asset-backed securities and is active in all areas of secured lending, structured finance and securitized products. Lehman Brothers underwrites and makes markets in the full range of U.S. agency-backed mortgage products, mortgage-backed securities, asset-backed securities and whole loan products. The Company also is engaged in principal real estate investments. Internationally, the Firm has expanded its capabilities in mortgage- and asset-backed securities, leases, mortgages, multi-family financing and commercial loans.

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

     Fixed Income Derivatives. The Company offers a broad range of derivative product services in all major currencies on a 24-hour-per-day global basis. Derivatives professionals are integrated into all of the Company's fixed income areas in response to the continued convergence of the cash and derivative markets worldwide.

     Foreign Exchange. Lehman Brothers' global foreign exchange operation provides its customers with 24-hour access and trade execution in all currencies for spot, forward and over-the-counter option markets. In collaboration with the Firm's emerging markets unit, the Firm's foreign exchange activities have increasingly diversified into Latin America, Eastern Europe and Asian currencies. Lehman Brothers also provides advisory services to central banks, corporations and investors worldwide, structuring innovative products to fit their specific needs. The Firm makes extensive use of its worldwide macroeconomics research to advise clients on the appropriate strategies to minimize interest rate and currency risk. In addition to the Company's traditional client/customer-driven foreign exchange activities, Lehman Brothers also trades foreign exchange for its own account.

EQUITIES

     Lehman Brothers has integrated professionals from the Equities sales, trading, investment banking and research areas to serve the financial needs of the Company's equity clients and customers. The Company's equity expertise and the integrated nature of the Company's global operations enable Lehman Brothers and its affiliates to structure and execute global equity transactions for clients worldwide. The Company is a leading underwriter of initial public and secondary offerings of equity and equity-related securities. Lehman Brothers also makes markets in these and other securities, and executes block trades on behalf of clients and customers. The Company actively participates in assisting governments around the world in raising equity capital as part of their privatization programs.

     The Equities group is responsible for the Company's equity operations and all dollar and non-dollar equity and equity-related products worldwide. These products include listed and over-the-counter ("OTC") securities, American Depositary Receipts, convertibles, options, warrants and derivatives. The Company and its affiliates participate in the global equity and equity-related markets in all major currencies through its worldwide presence and membership in major stock exchanges, including among others, those in New York, London, Tokyo, Hong Kong, Frankfurt, Paris, Milan and Stockholm.

     Equity Derivatives. Lehman Brothers, in conjunction with affiliates, offers equity derivative capabilities across a wide spectrum of products and currencies, including domestic and international program trading, listed options and futures and structured derivatives. In 1997, Lehman Brothers reorganized its equity derivatives business into two major product areas -- a global volatility business, encompassing options-related products, and a global portfolio trading business that specializes in index arbitrage, agency/risk baskets and other structured products.

     Equity Finance. Lehman Brothers maintains an extensive Equity Financing and Prime Broker business to provide liquidity to its clients and customers and supply a source of secured financing for the Firm. Equity Finance provides margin lending for the purchase of equities and other capital markets' products as well as securities lending and short selling facilitation. The Prime Broker business, which significantly increased its global business in 1997, engages in full operations, clearing and processing services for that unit's customers.

MERCHANT BANKING

     The Company and its affiliates' merchant banking activities include making principal investments in corporations in partnership with clients of the Firm, raising capital from institutional and high-net-worth investors and managing these investments until they are realized. The Firm's Merchant Banking group has more than 20 dedicated professionals based in New York, London and Hong Kong.

     In September 1997, Holdings established a new $2 billion merchant banking fund, for which the Company will act as general partner. The Company has commitments to invest up to an additional $325 million in the partnerships, which in turn will make direct merchant banking related investments.

     The Company's current merchant banking activities include investments in five active partnerships, for which the Company acts as general partner, as well as direct investments. These merchant banking investments include both publicly traded and privately held companies diversified on a geographic and industry basis. At November 30, 1997, these investments totaled $47 million.

GLOBAL DISTRIBUTION

     Lehman Brothers' institutional and private client sales organizations encompass distinct global sales forces that have been integrated into the Fixed Income and Equities businesses to provide investors with the full array of products and research offered by the Firm.

     Fixed Income Sales. The Firm's Fixed Income sales force is one of the largest in the industry, with approximately 325 professionals in 14 locations worldwide, serving the investing and liquidity needs of major institutional investors. Employing a relationship management approach that provides superior information flow and product opportunities for the Firm's customers, the Fixed Income sales organization covers the major share of the buying power in the global fixed income markets. Further, the Firm's expertise in foreign exchange and derivatives provides customers with comprehensive solutions to their global risk management needs.

     Equity Sales. Lehman Brothers' institutional Equity sales group of over 315 professionals provides an extensive range of services to institutional investors through locations in the U.S., Europe and Asia. The Equity sales organization focuses on developing long-term relationships though a comprehensive understanding of customers' investment objectives, while providing proficient execution and consistent liquidity in a wide range of global equity securities and derivatives.

     Private Client Sales. The Company's Private Client Services group of 288 professionals serves the investment needs of private investors with substantial assets as well as over 1,000 mid-sized institutional accounts worldwide. The group has a global presence with investment representatives located in 12 offices worldwide. Among other services, investment professionals provide their clients with direct access to fixed income, equity, foreign exchange and derivative products, as well as the Firm's research and execution capabilities, thereby serving as a valuable extension of the Firm's institutional sales force.

RESEARCH

     Fixed Income Research. Fixed Income research at Lehman Brothers encompasses the full range of research disciplines: quantitative, economic, strategic, credit, portfolio, relative value and market-specific analysis. Fixed Income research is integrated with and supports the Company's investment banking, sales and trading activities. An important objective of Fixed Income research is to have in place high quality research analysts covering industry, geographic and economic sectors that support the activities of the Company's clients and customers. The department's 275 specialists provide expertise in U.S., European and Asian government and agency securities, derivatives, sovereign issues, corporate securities, high yield, asset- and mortgage-backed securities, real estate, emerging market debt and municipal securities.

     Equity Research. The Equity Research department, comprised of 260 professionals, is integrated with and supports the Company's investment banking, sales and trading activities. To ensure in-depth expertise within various markets, Equity Research has established regional teams on a worldwide basis that are staffed with industry and strategy specialists.

OTHER BUSINESS ACTIVITIES

     Lehman Brothers also participates in business opportunities such as arbitrage and proprietary trading that leverage the Company's expertise, infrastructure and resources. These businesses may generate substantial revenues but generally entail a higher degree of risk as the Company trades for its own account.

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

     Asset Management. In 1997, the Firm launched a series of 12 onshore and offshore funds managed by 25 third-party managers. The Firm also offers a number of tailored products to its client base, including an array of single client funds, managed accounts and advisory services.

     Proprietary Trading. In addition to its customer-flow activities, Lehman Brothers also takes proprietary positions in interest rates, foreign exchange, various securities, derivatives and commodities for its own account. The Company's proprietary trading activities bring together various research and trading disciplines allowing it to take market positions, which at times may be significant, consistent with the Company's expectations of future events (such as movements in the level of interest rates, changes in the shape of yield curves and changes in the value of currencies). The Company is subject to the risk that actual market events will be different from the Company's expectations, which may result in significant losses associated with such proprietary positions. The Company's proprietary trading activities are generally carried out in consultation with personnel from the relevant major product areas (e.g., mortgages, derivatives and foreign exchange).

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

     In 1997, the Company invested in a strategic global foundation for information technology upon which all future investments in technology will be leveraged. The Company's response to the Year 2000 issue is described under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other -- Impact of the Year 2000" on page 50 hereof.

RISK MANAGEMENT

     As a leading global investment banking company, risk is an inherent part of the Company's businesses. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. The Company has developed policies and procedures to identify, measure and monitor each of the risks involved in its trading, brokerage and investment banking activities on a global basis. The principal risks of Lehman Brothers are market, credit, liquidity, legal and operational risks. Risk Management is considered to be of paramount importance. The Company devotes significant resources across all of its worldwide trading operations to the measurement, management and analysis of risk, including investments in personnel, information technology infrastructure and systems.

     A complete description of the Firm's Risk Management procedures is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Management" on pages 27-30 hereof.

NON-CORE ASSETS

     Prior to 1990, the Company participated in a number of activities that were not central to its current business as an institutional investment banking firm. As a result of these activities, the Company carries on its balance sheet a number of relatively illiquid assets (the "Non-Core Assets"), including a number of individual real estate assets, limited partnership interests and a number of smaller investments. Subsequent to their purchase, the values of certain of these Non-Core Assets declined below the recorded values on the Company's balance sheet, which necessitated the write-down of the carrying values of these assets and corresponding charges to the Company's income statement. Certain of these activities have resulted in various legal proceedings.

     Since 1990, management has devoted substantial resources to reducing the Company's Non-Core Assets. At November 30, 1997, the Company had $29 million of net exposure to these real estate activities, including investments, commitments and contingent liabilities under guarantees and credit enhancements. The value of the Company's Non-Core Assets includes carrying value plus contingent exposures net of reserves. Management's intention with regard to these Non-Core Assets is the prudent liquidation of these investments as and when possible.

COMPETITION

     All aspects of the Company's business are highly competitive. The Company competes in domestic and international markets directly with numerous other brokers and dealers in securities and commodities, investment banking firms, investment advisors and certain commercial banks and, indirectly for investment funds, with insurance companies and others.

     The financial services industry has become considerably more concentrated as numerous securities firms have either ceased operations or have been acquired by or merged into other firms. In addition, several small and specialized securities firms have been successful in raising significant amounts of capital for their merger and acquisition activities and merchant banking investment vehicles and for their own accounts. These developments have increased competition from firms, a number of whom have significantly greater equity capital than the Company.

REGULATION

     The securities industry in the United States is subject to extensive regulation under both federal and state laws. LBI and certain other subsidiaries of Holdings are registered as broker-dealers and investment advisors with the Commission and as such are subject to regulation by the Securities and Exchange Commission (the "SEC") and by self-regulatory organizations, principally the NASD and national securities exchanges such as the New York Stock Exchange, which has been designated by the SEC as LBI's primary regulator, and the Municipal Securities Rulemaking Board. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. LBI is a registered broker-dealer in all 50 states, the District of Columbia and the Commonwealth of Puerto Rico. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings, which may result in censure, fine, the issuance of cease-and-desist orders or suspension or expulsion of a broker-dealer or an investment advisor, its officers or employees.

     LBI is registered with the Commodity Futures Trading Commission (the "CFTC") as a futures commission merchant and is subject to regulation as such by the CFTC and various domestic boards of trade and other commodity exchanges. The Company's U.S. commodity futures and options business is also regulated by the National Futures Association, a not-for-profit membership corporation which has been designated as a registered futures association by the CFTC.

     Holdings and the Company do business in the international fixed income, equity and commodity markets and undertake investment banking activities through Holdings' London subsidiaries. The U.K. Financial Services Act of 1986 (the "Financial Services Act") governs all aspects of the United Kingdom investment banking business, including regulatory capital, sales and trading practices, use and safekeeping of customer funds and securities, record keeping, margin practices and procedures, registration standards for individuals, periodic reporting and settlement procedures. Pursuant to the Financial Services Act, Holdings and the Company are subject to regulations administered by The Securities and Futures Authority Limited, a self regulatory organization of financial services companies (which regulates the Company's equity, fixed income, commodities and investment banking activities), and the Bank of England (which regulates its wholesale money market, bullion and foreign exchange businesses).

     The Company believes that it is in material compliance with the regulations described herein.

CAPITAL REQUIREMENTS

     LBI is subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which it operates. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Regulatory Capital" on page 23 hereof, and Note 5 of Notes to Consolidated Financial Statements on page F-15 hereof.

EMPLOYEES

     As of November 30, 1997 LBI employed approximately 7,000 persons. The Company considers its relationship with its employees to be good.

ITEM 2.  PROPERTIES

     The Company's headquarters occupy approximately 932,000 square feet of space at 3 World Financial Center in New York, New York, which is owned by the Company as tenants-in-common with American Express and various other American Express subsidiaries, and approximately 77,000 square feet of which has been subleased.

     Holdings leases approximately 405,000 square feet for offices located at 101 Hudson Street in Jersey City, New Jersey (the "Operations Center"), of which approximately 63,000 square feet has been subleased. The Operations Center is used by systems, operations, and certain administrative personnel and contains certain back-up trading systems. The lease expires in December 2010.

     Facilities owned or occupied by the Company and its subsidiaries are believed to be adequate for the purposes for which they are currently used and are well maintained.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of its business. Such proceedings include actions brought against the Company and others with respect to transactions in which the Company acted as an underwriter or financial advisor, actions arising out of the Company's activities as a broker or dealer in securities and commodities and actions brought on behalf of various classes of claimants against many securities and commodities firms, including the Company.

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

  Actions Relating To First Capital Holdings Inc.

     Concurrent with the bankruptcy filing of First Capital Holdings ("FCH") in May, 1991 and the conservatorship and receivership of its two life insurance subsidiaries, First Capital Life Insurance Company ("First Capital Life") and Fidelity Bankers Life Insurance Company ("Fidelity Bankers Life") (First Capital Life and Fidelity Bankers Life collectively, the "Insurance Subsidiaries"), a number of lawsuits were commenced, naming one or more of Holdings, Lehman Brothers and American Express as defendants (individually or collectively, as the case may be, the "American Express Defendants"). Most of these actions have been subsequently settled and/or dismissed. The matter still pending is described below.

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

  Easton & Co. v. Mutual Benefit Life Insurance Co., et al., Easton & Co. v. Lehman Brothers Inc.

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

  Warren D. Chisum, et al. v. Lehman Brothers Inc. et al.

     On February 28, 1994 a purported class action was filed in the United States District Court for the Northern District of Texas. An amended complaint was filed on December 15, 1994. The amended complaint names LBI and two former EFH employees as defendants. The complaint alleges that defendants violated
Section 10(b) of the Exchange Act and RICO, breached their fiduciary duties and the limited partners' contract and committed fraud in connection with the origination, sale and operation of nine EFH net lease real estate limited partnerships. Plaintiffs seek: (i) to certify a class of all persons who purchased limited partnership interests in the nine partnerships at issue, (ii) unspecified damages, plus interest or rescission, (iii) treble damages, (iv) punitive damages and (v) accounting and attorneys' fees. On April 2, 1996 the Court filed an opinion and order certifying the litigation as a class action, consisting of all persons who purchased interests in the nine EFH net lease limited partnerships. On July 11, 1996, the Court issued a memorandum and order dismissing plaintiffs' RICO claim. Defendants answered the complaint and denied its material allegations. The parties have entered into a settlement agreement which was preliminarily approved by the Court on February 20, 1998 and is subject to the Court's final approval.

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

     Under the terms of an agreement between American Express and Holdings, American Express has agreed to indemnify Holdings for liabilities which it may incur in connection with any action relating to any business conducted by The Balcor Company, a former Lehman Brothers subsidiary ("Balcor"), in which Holdings is named as a parent company or control person of Balcor. Holdings believes that some of the allegations in certain of the actions described below are covered by this indemnity.

     In re Lehman Brothers Limited Partnership Litigation. On October 18, 1996, a purported first consolidated and amended class action complaint was filed in the Court of Chancery of the State of Delaware in and for New Castle County on behalf of all persons who purchased units in various public, proprietary limited partnerships organized by Shearson or E.F. Hutton & Co. or operated by affiliates of those entities between 1981 and the present (with certain exceptions). Defendants are LBI and 56 Lehman-affiliated general partners. The complaint alleges that defendants breached their fiduciary duties or aided and abetted such a breach by allegedly misrepresenting and or failing to disclose the nature of the risks and the status and financial condition of the partnerships; collecting excessive fees; failing to exercise due care in selecting investments for the partnerships; and recommending and selling the partnerships as suitable investments. The complaint seeks, among other things
(1) to certify the case as a class action; (2) to declare that defendants breached their duties; (3) to enjoin defendants from operating the partnerships for their own benefit; (4) to account for all profits and impose a constructive trust on them; and (5) to award compensatory damages, costs and expenses and attorneys' fees.

     Klein, et al. v. Lehman Brothers, Inc., et al. On January 15, 1998, a purported third amended class action complaint was filed in the Superior Court of New Jersey, Law Division: Union County on behalf of investors in certain specified limited partnerships sponsored by Balcor and sold by various entities, including, among others, Shearson and certain of its affiliates. Named as defendants are LBI, various affiliates of LBI, American Express Company, Smith Barney Holdings, Inc., Balcor, a number of Balcor-originated limited partnerships and various individuals and entities affiliated with Balcor. The complaint alleges claims in connection with the marketing, sale and operation of the limited partnerships for common law fraud and deceit, equitable fraud, negligent misrepresentation, breach of fiduciary duty and contract and violation of certain New Jersey statutes relating to the sale of securities. The complaint seeks compensatory damages for lost principal and interest, general damages and punitive damages, treble damages under the New Jersey statutes, and costs and attorneys' fees.

  Maxwell Related Litigation

     There is one remaining lawsuit arising out of transactions entered into with the late Robert Maxwell or entities controlled by Maxwell interests.

     MCC Proceeds Inc. v. Lehman Brothers International (Europe) This action was commenced by issuance of a writ in the High Court of Justice in London, England on July 14, 1995. In this action, MCC Proceeds Inc., as successor to Macmillan, Inc., seeks a declaration of the rightful ownership of approximately
10.6 million shares of Berlitz International Inc. common stock. The High Court granted LBIE's application to dismiss the proceeding and assessed costs against MCC Proceeds. On December 19, 1997, the Court of Appeal affirmed the dismissal of this proceeding.

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

     By Order filed October 14, 1994, the Judicial Panel on Multidistrict Litigation consolidated these actions in the Southern District of New York and ordered that all related actions be transferred and coordinated for all pretrial purposes. The case is captioned In Re: NASDAQ Market-Makers Antitrust Litigation, MDL No. 1023.

     On December 16, 1994, plaintiffs served a consolidated Amended Complaint naming 33 defendants including LBI. Plaintiffs claim violations of the federal antitrust laws including Section I of the Sherman Antitrust Act. Plaintiffs seek unspecified compensatory damages trebled in accordance with the antitrust laws, costs including attorneys' fees as well as injunctive relief. The court dismissed the action with leave to replead, stating that the complaint failed to identify the securities involved with sufficient specificity. The plaintiffs replied and the defendants answered the amended complaint on November 17, 1995. On December 23, 1997, LBI settled the class action along with 29 other broker-dealers. The settlement is subject to final approval by the court.

     LBI entered into a Stipulation and Order resolving a civil complaint filed by the U.S. Department of Justice alleging that LBI and 23 other NASDAQ market makers violated Section 1 of the Sherman Act in connection with certain market making practices. In entering into the Stipulation and Order the parties agreed that the defendants would not engage in certain types of market making activities and the defendants undertook specified steps to assure compliance with their agreement. The Stipulation and Order were approved by the United States District Court for the Southern District of New York, which decision is on appeal to the Second Circuit Court of Appeals. If the approval is affirmed throughout the appellate process, the complaint will be dismissed with prejudice.

  Sonnenfeld v. The City and County of Denver, Colorado, et al.

     On August 4, 1995, a Consolidated Amended Class Action Complaint (the "Complaint") was filed in the United States District Court for the District of Colorado, consolidating and amending previously filed complaints and adding, among other defendants, LBI. The Complaint was purportedly brought on behalf of all persons, other than defendants, who purchased Denver Airport System Revenue Bonds during the period February 27, 1992 through May 3, 1994 that were issued by the City and County of Denver and who were damaged by their investments. The parties entered into a settlement of the action which was approved by the Court on December 8, 1997.

  AIA Holding SA et al. v. Lehman Brothers Inc. and Bear Stearns & Co., Inc.

     On July 9, 1997, LBI was served with a complaint in the U.S. District Court for the Southern District of New York in which 277 named plaintiffs assert 24 causes of action against LBI and Bear Stearns & Co., Inc. The amount of damages claimed is unspecified. The claims arise from the activities of an individual named Ahmad Daouk, who was employed by an introducing broker which introduced accounts to Shearson Lehman Hutton between 1988 and 1992. Daouk allegedly perpetrated a fraud upon the claimants, who are mostly investors of Middle Eastern origin, and the complaint alleges that Shearson breached various contractual and common law duties owed to the investors. LBI and Bear Stearns & Co., Inc. have filed a motion to dismiss the complaint and expect a ruling on such motion within the next several months.

  Actions Relating to Bre-X Minerals Ltd.

     McNamara et al. v. Bre-X Minerals Ltd. et al. On July 25, 1997, an Amended Class Action Complaint was filed in the United States District Court for the Eastern District of Texas against 16 defendants, including LBI, which seeks unspecified compensatory damages, interest, costs and attorney's fees on behalf of purchasers of Bre-X common stock and/or Bresea common stock. The Complaint raises claims under the federal securities laws and the common law of fraud and negligent misrepresentation. The Complaint's stated basis for naming LBI is that one of its securities analysts published research on Bre-X. On or about November 21, 1997, several defendants, including LBI, moved to dismiss the Complaint, or, in the alternative, to transfer venue to the Southern District of New York. Plaintiffs have also filed a motion for class certification, which is stayed pending resolution of the motions to dismiss.

     Klaasen v. Lehman Brothers Inc. et al. On October 2, 1997, William L. Klaasen, "individually and for all those similarly situated within the State of California," filed a Complaint against LBI in the Superior Court for the State of California in and for the County of San Diego. The Complaint raises a claim for common law negligence, and seeks, on behalf of California purchasers of Bre-X and Bresea stock, class certification, rescission, interest, compensatory and punitive damages, disgorgement and restitution of profits and compensation received by LBI, and costs. The action is currently stayed by consent until the earlier of April 1, 1998 or 30 days following the decision on the motion to dismiss in the McNamara case.

     Chow et al. v. Bre-X Minerals Ltd. et al. On October 10, 1997, 125 plaintiffs filed an action in the Court of Queen's Bench of Alberta, in Calgary, Canada, against 35 named defendants, including LBI. Plaintiffs' claim against LBI, which has not yet been served, is for common law negligence.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Pursuant to General Instruction I of Form 10-K, the information required by
Item 4 is omitted.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All of the outstanding common stock of the Company is owned by Holdings.

ITEM 6.  SELECTED FINANCIAL DATA

     Pursuant to General Instruction I of Form 10-K, the information required by
Item 6 is omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Set forth on the following pages is Management's Discussion and Analysis of Financial Condition and Results of Operations for the twelve months ended November 30, 1997, November 30, 1996 and November 30, 1995. Such information should be read in conjunction with the Consolidated Financial Statements of the Registrant and its Subsidiaries together with the Notes thereto contained on pages F-3 to F-29 hereof.

BUSINESS ENVIRONMENT

     The principal business activities of Lehman Brothers Inc., a registered broker dealer with the U.S. Securities and Exchange Commission ("LBI") and subsidiaries (collectively, the "Company" or "Lehman Brothers") are investment banking and securities trading and sales, which by their nature are subject to volatility, primarily due to changes in interest and foreign exchange rates and security valuations, global economic and political trends and industry competition. As a result, revenues and earnings may vary significantly from quarter to quarter and from year to year. LBI is a wholly owned subsidiary and the principal operating subsidiary of Lehman Brothers Holdings Inc. (together with its subsidiaries, where appropriate, "Holdings").

     The favorable market and economic conditions that characterized fiscal 1996 continued throughout most of 1997, leading to increased industry-wide revenues and to record levels of earnings and net revenues for the Company. Similar to the 1996 market environment, improved valuations and strong investor demand in worldwide equity markets led to a second consecutive year of record levels of corporate finance advisory activities and near-record underwriting volumes. During 1997, however, volatility became more persistent than in either 1996 or 1995. Investors focused more than ever on worldwide market conditions and uncertainty about future valuation levels for their investments. The unraveling of deep-seated structural and financing problems in Asia, which for years had been masked by strong economic growth, sent stock markets and currencies plummeting. The year 1997 ended with uncertainty surrounding the world markets. Bond markets in the developed countries were strong, while the equity markets were hesitant with investors still assessing the impact that events in Asia had on the rest of the world.

     Fixed Income. During 1997, global fixed income markets were robust, with heavy trading volumes in both the U.S. and Europe. The year began with fears of a rate hike in the U.S. which kept global bond markets in retreat until mid-year. Ultimately, there was only one rate action by the U.S. Federal Reserve Board ("Fed") during 1997 which occurred in March when the overnight lending rate was raised by 0.25% to 5.50%. There were no long-term effects from this event. For most of 1997, trading activity in the U.S. continued to reflect investor optimism that the environment of sustained growth and low levels of inflation would continue. During this period, U.S. trading activity was bolstered by active purchases of U.S. securities by foreign investors due to the favorable U.S. macroeconomic environment and the strong dollar. However, by the end of 1997, the forced devaluation of Thailand's currency during July triggered a chain reaction of currency depreciations across the Asian region. Heightened uncertainty about the extent of the exchange rate volatility caused foreign and domestic investors to sell their Asian holdings and move into U.S. dollar-denominated assets which, in turn, led to further pressure on Asian exchange rates. Consequently, the fixed income markets suffered as credit spreads on corporate, Eurobond and emerging market issuers widened dramatically. Issuers sat on the sidelines as spreads became unattractive. By the end of 1997, investors' flight to quality caused the 30-year U.S. treasury bond to rally to rates not seen since 1993.

     While many of the peripheral European bond markets outperformed the U.S. market in local currency terms in 1997, only the U.K. gilt market did so in U.S. dollar terms. In the U.K., the yield curve flattened dramatically. This was in response to the new Labour government granting independence to the Bank of England which then implemented four interest rate increases. In Germany, an interest rate hike in October 1997, combined with the Asian crisis, led to a flattening of the German yield curve. For 1997, this amounted to just under one percentage point between 10-year and two-year bonds. Also, several countries seeking to enter the EMU on January 1, 1999 (e.g., Italy, Spain and Finland) exhibited strength during 1997 as a result of reduced inflation and budget deficits during the year.

     During 1997, yields in Japan fell as a recovery in domestic demand following an April tax hike proved elusive, Japanese banking problems intensified, and the Asian crisis spread. By November 1997, yields on 10-year bonds had fallen to below 2% -- a decline of 50 basis points for the year. Fixed income markets in Southeast Asia were highly volatile in 1997 as the Asian crisis depressed trading volumes and prices. By mid-December 1997, the International Monetary Fund had negotiated medium-term funding agreements with Thailand, Indonesia, and Korea to supply much-needed foreign exchange liquidity. However, this failed to stabilize Asia's currency markets; and the major rating agencies lowered the bond ratings of several Asian nations to below investment grade levels.

     Equity. During 1997, all major U.S. equity indices established new records, although they ended the year off from these highs. For fiscal 1997, the S&P 500 return was 29%, making it the third consecutive year of double-digit returns. Equity prices were helped by a benign inflation and interest rate environment accompanied by good corporate earnings growth; inflation fell below 2% for the year; long-term interest rates declined to below 6%; and profit growth was double-digit. However, the equity market was also more volatile in 1997, suffering through two corrections. The first one in March reflected the interest rate hike by the Fed combined with investor concerns about earnings performance in the technology sector. After the markets recovered strongly, the Asian crisis occurred, and the market suffered a second correction, culminating in a record drop of more than 550 points in the Dow Jones Industrial Average on October 27. By the end of 1997, the markets had recovered once again, but worries about the fallout from the Asian crisis persisted. Equity trading volumes remained brisk as did inflows of capital into mutual funds.

     The European equity markets performed extremely well during 1997, with returns from the region as a whole much in line with those of the U.S. markets. The Financial Times -- S&P European Index rose 20% in dollar terms, supported by currency depreciation, which strengthened expectations of economic recovery and boosted corporate earnings prospects, and by falling bond yields. Within Europe, the smaller markets achieved the highest returns, reflecting narrowing bond spreads over German yields and declines in short-term interest rates. Healthy market conditions were reflected in strong trading volumes.

     The situation in Asia, however, sharply contrasted with the performance of the U.S. and European equity markets. In Japan, the Nikkei 225 Index fell by 17% due to a deteriorating banking environment, major corporate bankruptcies, and an economy on the verge of a recession. Similar to 1996, the Japanese market rose over the first half of 1997 as investors looked for the economic recovery to continue, but recorded losses in the second half as it became clear that the fiscal tightening hurt economic growth and the banking crisis was intensifying. Excluding Australia, the markets of southeast Asia were even more turbulent, as one country after another became embroiled in the region's crisis. In local currency terms, the worst-hit markets (e.g., Thailand, Malaysia, Indonesia, Philippines and Korea) fell between 35% and 60% versus the prior year, with returns in dollar terms recording even weaker results.

     Latin American EMG markets, which realized a broad recovery in 1996, posted very strong gains through much of 1997. These gains resulted from a continuation of the process of economic reform and financial consolidation coupled with an acceleration of economic growth in the region. As compared to the end of 1996, Latin American equities rose over 50% in dollar terms to a peak during October 1997, as measured by the IFC Latin American Investable Index. However, the escalating Asian crisis negatively impacted performance towards the end of 1997, as global investors reined in their appetite for emerging markets. Despite the year end weakening, these markets returned over 25% for the year.

     Investment Banking. Combined worldwide underwriting volumes for fixed income and equities continued on a torrid pace during 1997. Despite the turbulence of the global stock markets in 1997, global equity underwritings reached new highs. Significant merger and acquisition activity and continued inflows into equity mutual funds led to a record $156 billion of common stock underwritings. Worldwide fixed income underwriting surpassed 1996 levels led by the issuance of corporate, asset-backed, and mortgage-backed bonds. Issuers came to market to take advantage of the historically attractive yields as well as favorable pricing in the spread sectors. However, as with many other businesses, the Asian crisis caused credit spreads to widen, leading issuers to postpone offerings in the latter part of the year.

     Corporate Finance Advisory activities set another record in 1997, with the level of announced merger and acquisition activity reaching historic levels following strong performances in both 1996 and 1995. The increased activity reflected the continuing trend of consolidation and globalization across industry sectors and the overall strength in the global capital markets. Reflecting the strength of advisory activities was the wide range of industry sectors participating and the broad global and cross-border orientation of that activity. Furthermore, the scale of advisory activity was unprecedented. Four of the top ten domestic M&A deals of all time were announced in the past twelve months and three of the top seven announced worldwide M&A transactions involved a foreign target.

     Fiscal 1997 was characterized by strong financial markets, nevertheless, the financial services industry is cyclical. As a result, the Company's businesses are evaluated across market cycles for operating profitability and their contribution to the Company's long-term strategic objectives. The Company strives to minimize the effects of economic downturns through its diversified product base, stringent cost controls, global presence and risk management practices.

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

RESULTS OF OPERATIONS

SUMMARY

     The Company reported record net income of $391 million for 1997 which was driven by continued strength in the Company's major businesses including equities and investment banking. These results were achieved in worldwide markets which were extremely favorable during the early portion of the year and became volatile in the latter portion of the year. Despite market volatility, many equity indices in the U.S. and Europe reached all-time highs during 1997. The overall favorable market conditions led to a second straight year of near-record industrywide underwriting volumes and a record year in worldwide merger and acquisition activity.

     The Company's continued focus on growing higher margin businesses contributed to record revenues and a pretax margin of 22.8% for 1997 compared to 13.0% in 1996. Also contributing to these record results was the Company's continued aggressive management of expenses as evidenced by the decrease in non-interest expenses even though revenues increased.

     The Company's 1996 net income was $189 million, including a $14 million aftertax severance charge. The Company's 1996 results reflect strong performances across all of the Company's core businesses. Fixed income sales and trading and investment banking activities were responsible for the majority of the increased net income and net revenues compared to 1995. The Company's results were positively affected by favorable market conditions which led to near record underwriting volumes, record highs in equity indices and a record year in merger and acquisition activity.

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

NET REVENUES

     Net revenues were $2,599 million for 1997, $2,376 million for 1996 and $2,078 million for 1995. Net revenues increased from 1996 levels led by increased customer related trading activity, a strong global market for mergers and acquisitions and increased levels of worldwide debt and equity underwriting. During the second half of 1997, the Company recorded net revenues of $1,423 million, its highest level of net revenues for any six month period since the spin-off of Holdings. The 1996 increase in net revenues from 1995 reflected a general strengthening in customer-related trading activities in a number of fixed income product areas, increased levels of debt and equity underwriting and improved corporate finance advisory results. Revenues in

1995 were positively affected by increased underwriting volumes and customer flow activity due to strong rallies in the stock and bond markets during the last three quarters of the year.

     Since 1990, Lehman Brothers has focused on a "client/customer-driven" strategy. Under this strategy, Lehman Brothers concentrates on serving the needs of major issuing and advisory clients and investing customers worldwide to build an increasing flow of business that leverages the Company's research, underwriting and distribution capabilities. Customer flow continues to be the primary source of the Company's net revenues. In addition to its customer flow activities, the Company also takes proprietary positions based upon expected movements in interest rate, foreign exchange, equity and commodity markets in both the short-and long-term. The Company's success in this area is dependent upon its ability to anticipate economic and market trends and to develop trading strategies that capitalize on these anticipated changes.

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

     Net revenues from the Company's market-making and trading activities in fixed income and equity products are recognized as either principal transactions or net interest revenues, depending upon the method of financing and/or hedging related to specific inventory positions. The Company evaluates its trading strategies on an overall profitability basis which includes both principal transaction revenues and net interest. Therefore, changes in net interest should not be viewed in isolation but should be viewed in conjunction with revenues from principal transactions. Combined principal transactions and net interest revenues decreased $60 million in 1997 as compared to 1996. Lower results in certain fixed income derivative products were partially offset by increased principal transaction and net interest revenues across many of the Company's fixed income and equity product lines.

     During 1996, combined principal transactions and net interest revenues increased $251 million from 1995, as a result of greater contributions from a number of fixed income products

     The following table of net revenues by business unit and the accompanying discussion have been prepared in order to present the Company's net revenues in a format that reflects the manner in which the Company manages its businesses. For internal management purposes, the Company has been segregated into four major business units: Fixed Income, Equity, Corporate Finance Advisory and Merchant Banking. Each business unit represents a grouping of financial activities and products with similar characteristics. These business activities result in revenues that are recognized in multiple revenue categories contained in the Company's Consolidated Statement of Income. Net revenues by business unit contain certain internal allocations, including funding costs, which are centrally managed.

TWELVE MONTHS ENDED NOVEMBER 30, 1997

                                         PRINCIPAL
                                      TRANSACTIONS AND                     INVESTMENT
                                        NET INTEREST       COMMISSIONS      BANKING       OTHER     TOTAL
                                      ----------------     -----------     ----------     -----     ------
Fixed Income........................       $1,030             $  40           $337        $   3     $1,410
Equity..............................          186               304            281            2        773
Corporate Finance Advisory..........                                           246                     246
Merchant Banking....................           (3)                             131                     128
Other...............................            8                 6              3           25         42
                                           ------              ----           ----         ----     ------
                                           $1,221             $ 350           $998        $  30     $2,599
                                           ======              ====           ====         ====     ======

TWELVE MONTHS ENDED NOVEMBER 30, 1996

                                         PRINCIPAL
                                      TRANSACTIONS AND                     INVESTMENT
                                        NET INTEREST       COMMISSIONS      BANKING       OTHER     TOTAL
                                      ----------------     -----------     ----------     -----     ------
Fixed Income........................       $1,236             $  51           $279                  $1,566
Equity..............................           51               230            245        $   2        528
Corporate Finance Advisory..........                                           200                     200
Merchant Banking....................          (15)                              47                      32
Other...............................            9                17              8           16         50
                                           ------              ----           ----         ----     ------
                                           $1,281             $ 298           $779        $  18     $2,376
                                           ======              ====           ====         ====     ======

TWELVE MONTHS ENDED NOVEMBER 30, 1995

                                         PRINCIPAL
                                      TRANSACTIONS AND                     INVESTMENT
                                        NET INTEREST       COMMISSIONS      BANKING       OTHER     TOTAL
                                      ----------------     -----------     ----------     -----     ------
Fixed Income........................       $  963             $  84           $158        $   9     $1,214
Equity..............................           96               286            196                     578
Corporate Finance Advisory..........                                           186                     186
Merchant Banking....................          (36)                              77            9         50
Other...............................            7                25              4           14         50
                                           ------              ----           ----         ----     ------
                                           $1,030             $ 395           $621        $  32     $2,078
                                           ======              ====           ====         ====     ======

     The following discussion provides an analysis of the Company's net revenues based upon the various business units which generated these revenues.

     Fixed Income. The Company's fixed income revenues reflect customer flow activities (both institutional and high-net-worth retail), secondary trading, debt underwriting, syndicate and financing activities related to fixed income products. Fixed income products include dollar and non-dollar government securities, mortgage-and asset-backed securities, money market products, dollar and non-dollar corporate debt securities, emerging market securities, municipal securities, financing (global access to debt financing sources including repurchase and reverse repurchase agreements), foreign exchange, and fixed income derivative products. Lehman Brothers is one of the leading primary dealers in U.S. government securities. The Company is also a dominant market-maker for a broad range of fixed income products.

     Fixed income revenues were $1,410 million for 1997, $1,566 million for 1996 and $1,214 million for 1995. During 1997, lower revenues from fixed income derivatives and foreign exchange were partially offset by improved revenues from high yield and preferreds. During 1997, the Company continued to focus its resources and efforts towards growing its market share in higher margin products. The Company's fixed income business benefited in 1997 from active customer trading combined with increased levels of worldwide debt underwriting which resulted from the favorable U.S. macroeconomic environment. High yield benefitted from an increased volume of lead managed underwritings and syndicated loans. Holdings and its subsidiaries lead-managed over $4.3 billion of offerings in fiscal 1997 up from $2.3 billion in fiscal 1996. Reduced contributions from fixed income derivatives and foreign exchange resulted from significant volatility in the Asian markets.

     Holdings and its subsidiaries lead-managed fixed income offerings in fiscal 1997 increased 29% with underwritings of $132 billion compared to underwritings of $102 billion in fiscal 1996 based on information supplied by Securities Data Company.

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

     Equity revenues were $773 million for 1997, $528 million for 1996 and $578 million for 1995. The results for the Company's equity business increased 46% versus 1996 primarily due to the continued favorable equity markets which existed for most of the year combined with the successful redirection of the Company's resources into higher margin products. Equity underwriting volumes for 1997 were at an all-time high for the securities industry. Equity underwriting, equity arbitrage and improved customer flow activities were the primary contributors to the increase in revenues for 1997.

     The improvement in equity underwriting revenues during fiscal 1997 resulted from an improved product mix as Holdings and its subsidiaries increased its common stock lead-managed underwriting volume by 27% with a 4.6% market share which was improved from the 3.7% market share attained in fiscal 1996.

     Equity revenues decreased in 1996 as compared to 1995, as improved underwriting results were more than offset by reduced trading revenues (principal transactions, net interest and commissions). The increase in underwriting revenues reflected the favorable economic environment with improved underwriting volumes, increased trading volumes on domestic exchanges and record flows of capital into U.S. equity mutual funds. The decrease in trading revenues reflected reduced profitability from certain products in 1996, including financing and equity arbitrage. Holdings and its subsidiaries ranked third in total NYSE listed trading volume throughout all of 1997, 1996 and 1995.

     Corporate Finance Advisory. Corporate finance advisory net revenues, classified in the Consolidated Statement of Income as a component of investment banking revenues, result primarily from fees earned by the Company in its role as strategic advisor to its clients. This role primarily consists of advising clients on mergers and acquisitions, divestitures, leveraged buyouts, financial restructurings, and a variety of cross-border transactions. The net revenues for corporate finance advisory increased in 1997 to $246 million from $200 million in 1996 and from $186 million in 1995. The increased revenues reflected the closing of several large deals in 1997 and continued strength in the overall merger and acquisition market environment. Holdings and its subsidiaries ended fiscal 1997 with a strong transaction pipeline which stood at $81 billion in terms of total dollar value based on information supplied by Securities Data Company.

     Merchant Banking. The Company is the general partner for five active merchant banking partnerships. Current merchant banking investments held by the partnerships include both publicly traded and privately held companies. Merchant banking net revenues primarily represent the Company's proportionate share of net realized and unrealized gains and losses from the sale and revaluation of investments held by the partnerships. Such amounts are classified in the Consolidated Statement of Income as a component of investment banking revenues. Merchant banking net revenues also reflect the net interest expense relating to the financing of the Company's investment in the partnerships. Merchant banking net revenues were $128 million, $32 million and $50 million for 1997, 1996 and 1995, respectively. The increase in 1997 compared to 1996 was principally due to realized gains on the sales of the partnerships' interests in certain investments. The decrease in 1996 compared to 1995 was principally due to a reduction in the net gains recognized on the publicly traded investments held by the partnerships.

NON-INTEREST EXPENSES

     During 1997, the Company's non-interest expenses totaled $2,006 million. Non-interest expenses were $2,067 million for 1996, including a severance charge of $23 million. Non-interest expenses were $2,000 million for 1995, including a restructuring charge of $43 million. Excluding these special charges, non-interest expenses were $2,044 million for 1996 and $1,957 million for 1995.

     Professional services expenses increased to $82 million in 1997 from $69 million in 1996 as a result of increased system development costs which includes costs associated with the Year 2000 initiative. Brokerage, commissions and clearance fees declined to $191 million in 1997 from $205 million in 1996 as a result of the renegotiation of certain contracts partially offset by increased customer trading volumes.

     Management fees represent the allocation of various charges, such as compensation and benefits, occupancy, administration and computer processing between the Company, Holdings and other affiliates based upon certain allocation methods. During fiscal 1997, the decrease in management fees was a result of reduced affiliate activities on behalf of LBI as well as increased Company activities on behalf of affiliates.

     Cost Reduction Effort. At year-end 1994, Holdings announced a cost reduction program aimed at reducing its expenses by a target of $300 million on an annualized basis. The targets included personnel cost savings of $100 million, nonpersonnel cost savings of $150 million and interest and tax expense savings of $50 million. By year-end 1995, Holdings surpassed its targets and achieved $326 million of cost savings. During 1996, Holdings achieved an additional $56 million of cost savings across numerous expense categories as a result of the continuing systematic and comprehensive global review of all major expense categories.

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

     1996 Severance Charge. Holdings recorded an $84 million severance charge ($50 million aftertax) in the fourth quarter of 1996 related to certain strategic actions taken to improve ongoing profitability. As a result, the Company recorded a $23 million severance charge ($14 million aftertax) in the fourth quarter of 1996 related to these actions. The 1996 severance charge reflected the culmination of Holdings' worldwide business unit economic performance review that was undertaken in the fourth quarter of 1996 to focus Holdings on its core investment banking, equity and fixed income sales and trading areas. This formalized review resulted in personnel reductions of approximately 270 people across a number of underperforming fixed income and equity businesses, including exiting the precious metals business in the U.S., Europe and Asia; exiting energy trading in the U.S. and Europe; consolidating Asian fixed income risk management activities into one center in Tokyo; refocusing foreign exchange trading activities, and combining the New York Private Client Services offices. Additionally, the charge reflects various other strategic personnel reductions aimed at delayering management.

     The Holdings 1996 severance charge has led to personnel cost savings of approximately $90 million annually. Holdings' charge also resulted in a permanent decrease in nonpersonnel expenses of approximately $20 million annually. Holdings intends to reinvest substantially all these savings into certain businesses to expedite the Holdings' strategic initiatives; these actions are expected to result in improved operating revenues.

     Cash outlays relating to the charge were approximately $12 million in the fourth quarter of 1996 and approximately $11 million during fiscal 1997.

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

INCOME TAXES

     The Company had an income tax provision of $202 million, $120 million and $9 million for 1997, 1996 and 1995, respectively. The 1997 income tax provision reflects an overall higher level of earnings and an increase in tax benefits attributable to income subject to preferential tax treatment as compared to 1996 and

1995. The 1996 income tax provision includes a tax benefit of $10 million related to the 1996 severance charge. The 1995 income tax provision includes a tax benefit of $17 million related to the restructuring charge.

     The Company's net deferred tax asset decreased by $40 million to $39 million at November 30, 1997 from $79 million at November 30, 1996. It is anticipated that the Company's net deferred tax asset will be realized through future earnings. The Company's net deferred tax asset increased by $40 million to $79 million at November 30, 1996 from $39 million at November 30, 1995.

     As of November 30, 1997, the Company had approximately $44 million of net operating loss carryforwards available to offset future taxable income.

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

     The Company's balance sheet is liquid and consists primarily of cash and cash equivalents, securities and other financial instruments owned, and collateralized short-term financing agreements. The liquid nature of these assets provides the Company with flexibility in financing and managing its business. The Company's primary activities are based on the execution of customer-related transactions. This flow of customer business supports the rapid asset turnover rate of the Company's inventory.

     The Company's total assets increased to $114.3 billion at November 30, 1997 from $107.7 billion at November 30, 1996 reflecting an increase in securities purchased under agreements to resell as well as the strategic expansion of certain business lines. The Company's continued focus on growing higher margin businesses resulted in increased levels of mortgages, corporate bonds and stocks, and derivative inventory positions at November 30, 1997 compared to November 30, 1996.

  Funding and Capital Policies

     The Company's Finance Committee is responsible for establishing and managing the funding and liquidity policies of the Company. These policies include recommendations for capital and balance sheet size as well as the allocation of capital and balance sheet to product areas. Under the authority of the Finance Committee, members of the Company's treasury department work with Regional Asset and Liability Committees to ensure coordination of global funding efforts and implementation of the funding and liquidity policies. The Regional Asset and Liability Committees are aligned with the Company's geographic funding centers and are responsible for implementing funding strategies for their respective regions.

     The primary goal of the Company's funding policies is to provide sufficient liquidity and availability of funding sources across a wide range of market environments. There are five key elements of its funding strategy that the Company attempts to achieve:

          (1) Maintain an appropriate Total Capital structure to support the business activities in which the Company is engaged.

          The Company manages Total Capital, defined as long-term debt, preferred stock and common stockholder's equity, on a business and product level. The determination of the amount of Total Capital assigned to each business and product is a function of asset quality, market risk, liquidity and regulatory capital requirements. The Company reallocates its capital to businesses based upon their ability to obtain targeted returns, perceived opportunities in the marketplace and the Company's long-term strategy. The Company strives to have sufficient Total Capital to meet its anticipated long-term capital needs which are driven by cash capital (liquidity), regulatory capital and market and credit risk requirements, and continually monitors its Total Capital needs by employing models which measure its market, credit and liquidity risks.

          (2) Minimize liquidity and refinancing risk by funding the Company's assets on a global basis with secured and unsecured liabilities, which have maturities equal to or exceeding the anticipated liquidation period of the assets.

          The Company continually reviews its mix of long- and short-term borrowings as it relates to maturity matching and the availability of secured and unsecured financing. In general, the Company finances its equity investments in its subsidiaries with stockholder's equity and the subordinated capital of subsidiaries is financed with a combination of subordinated and senior long-term debt. Inventories and other short-term assets are financed with a combination of short-term funding, floating rate long-term debt and stockholder's equity. Fixed assets, property, plant and equipment are generally financed with longer-dated fixed rate debt. Where the Company deems it to be appropriate and to minimize currency risks, foreign currency denominated assets are financed with corresponding foreign currency denominated liabilities.

          (3) Maintain sufficient financial resources to enable the Company to meet its obligations in a period of financial stress through a combination of collateralized short-term financings and Total Capital, as well as the implementation of a contingency funding plan. Financial stress is defined as any event which severely constrains the Company's access to unsecured funding sources.

          To achieve this objective, the Company strives to maximize its use of global collateralized borrowing sources and reduce its reliance upon short-term unsecured borrowings. In addition, the Company's liquidity policies include maintaining sufficient excess unencumbered securities to use as collateral, if necessary, to obtain secured financing to meet maturities of short-term unsecured liabilities as well as current maturities of long-term debt. Also, the Company strives to maintain a sufficient amount of Total Capital to enable the Company to support all assets not readily pledgeable to counterparties and to meet secured borrowing advance rates as determined by reference to the Company's bank lenders and other secured lending counterparties, should unsecured sources of borrowings no longer be available. In this regard, the Company believes that increasing Total Capital will provide additional liquidity to cover periods of financial stress and further advance the Company's liquidity management objectives. Lastly, the Company periodically tests its secured and unsecured credit facilities to ensure availability and operational readiness. These policies position the Company to meet its liquidity requirements in all periods including those of financial stress. The Company maintains a comprehensive one-year contingency funding plan. The plan is reviewed and approved by the Company's Finance Committee annually.

          (4) Obtain diversified funding through a global investor base which maximizes liquidity and reduces concentration risk.

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

          (5) Maintain funding availability in excess of actual utilization.

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

Collateralized borrowing sources include cash market securities and other financial instruments sold but not yet purchased, as well as collateralized short-term financings, defined as securities sold under agreements to repurchase ("repos") and securities loaned. Because of their secured nature, OECD government repos and certain other types of collateralized borrowing sources are less credit-sensitive and have historically been a more stable financing source under adverse market conditions.

     The amount of the Company's collateralized borrowing activities will vary reflecting changes in the mix and overall levels of securities and other financial instruments owned and global market conditions. The majority of the Company's assets are funded with collateralized borrowing sources. At November 30, 1997 and 1996, $77 billion and $75 billion, respectively, of the Company's total balance sheet was financed using collateralized borrowing sources.

  Total Capital

     In accordance with the Company's liquidity plan, the Company increased its Total Capital base in 1997 to $6.6 billion at November 30, 1997 from $5.9 billion at November 30, 1996. Total Capital increased primarily due to an increase in long-term debt and the retention of earnings.

                                                                           NOVEMBER 30
                                                                   ----------------------------
                                                                    1997       1996       1995
                                                                   ------     ------     ------
                                                                          (IN MILLIONS)
LONG-TERM DEBT
  Senior Notes...................................................  $  229     $  215     $  420
  Subordinated Indebtedness......................................   4,313      3,950      3,077
                                                                   ------     ------     ------
                                                                    4,542      4,165      3,497
STOCKHOLDER'S EQUITY.............................................   2,011      1,692      2,028
                                                                   ------     ------     ------
TOTAL CAPITAL....................................................  $6,553     $5,857     $5,525
                                                                   ======     ======     ======

     During 1997, the Company issued $1,108 million in long-term debt, which was $357 million in excess of its maturing debt. Long-term debt increased to $4.5 billion at November 30, 1997 from $4.2 billion at November 30, 1996 with a weighted average maturity of 4.5 years at November 30, 1997 and 1996.

                             [LONG-TERM DEBT GRAPH]

     At November 30, 1997, the Company had approximately $1.1 billion available for the issuance of debt securities under various shelf registrations.

     The increase in Total Capital also reflects an increase in stockholder's equity to $2.0 billion at November 30, 1997 from $1.7 billion at November 30, 1996. The net increase in stockholder's equity was primarily due to the retention of earnings partially offset by the payment of $75 million to Holdings as a return of capital.

  Credit Ratings

     The Company, like other companies in the securities industry, relies on external sources to finance a significant portion of its day-to-day operations. The Company's access to and cost of funding is generally dependent upon its short- and long-term debt ratings. In January 1998, S&P upgraded its ratings outlook on the Company to "stable" and reaffirmed the Company's long-term debt rating. As of November 30, 1997, the short- and long-term senior debt ratings of Lehman Brothers Inc. ("LBI") were as follows:

                                                                          LBI
                                                               --------------------------
                                                               SHORT-TERM     LONG-TERM**
                                                               ----------     -----------
        Duff & Phelps Credit Rating Co.......................       D-1             A/A-
        Fitch IBCA, Inc......................................       F-1             A/A-
        Moody's..............................................        P2         A3*/Baa1
        S&P..................................................       A-1            A+*/A
        Thomson BankWatch....................................     TBW-1             A/A-

        -----------------------
         * Provisional ratings on shelf registration

        ** Senior/subordinated

  Regulatory Capital

     LBI, as a registered broker-dealer, is subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At November 30, 1997, LBI's regulatory net capital, as defined, of $1,484 million exceeded the minimum requirement by $1,359 million.

     The Company's "AAA" rated derivatives subsidiary, Lehman Brothers Financial Products Inc. ("LBFP"), has established certain capital and operating restrictions which are reviewed by various rating agencies. At November 30, 1997, LBFP had capital which exceeded the requirement of the most stringent rating agency by approximately $100 million.

     Repayment of subordinated indebtedness and certain advances and dividend payments by LBI are restricted by the regulations of the SEC and other regulatory agencies. In addition, certain instruments governing the indebtedness of LBI contractually limit its ability to pay dividends. At November 30, 1997, $1,603 million of net assets of the Company were restricted as to the payment of dividends, principally as a result of regulations of the SEC and other regulatory agencies.

  Cash Flows

     Cash and cash equivalents decreased $176 million in 1997 to $220 million, as the net cash used in operating and investing activities exceeded the net cash provided by financing activities. Net cash used in operating activities of $5,108 million included income adjusted for non-cash items of $516 million for 1997. Net cash provided by financing activities was $4,951 million and net cash used in investing activities was $19 million.

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

  High Yield Securities

     The Company underwrites, trades, invests and makes markets in high yield corporate debt securities. The Company also syndicates, trades and invests in loans to below investment grade-rated companies. For purposes of this discussion, high yield debt securities are defined as securities or loans to companies rated BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans which, in the opinion of management, are non-investment grade. Non-investment grade securities generally involve greater risks than investment grade securities due to the issuer's creditworthiness and the liquidity of the market for such securities. In addition, these issuers have higher levels of indebtedness, resulting in an increased sensitivity to adverse economic conditions. The Company recognizes these risks and aims to reduce market and credit risk through the diversification of its products and counterparties. High yield debt securities are carried at market value and unrealized gains or losses for these securities are reflected in the Company's Consolidated Statement of Income. The Company's portfolio of such securities at November 30, 1997 and 1996 included long positions with an aggregate market value of approximately $2.6 billion and $1.3 billion, respectively, and short positions with an aggregate market value of approximately $151 million and $99 million, respectively. The portfolio may, from time to time, contain concentrated holdings of selected issues. The Company's largest high yield position was $438 million at November 30, 1997. The Company, subsequent to year end, participated a significant portion of this position.

  Lending Activities

     The Company, through its high yield sales and trading activities, makes commitments to extend credit in loan syndication transactions principally to below investment grade borrowers and participates a significant portion of these commitments. These commitments, which totaled $1.4 billion at November 30, 1997, are typically secured against the borrower's assets and have fixed maturity dates. The draw down of these facilities is generally contingent upon certain representations, warranties and contractual conditions of the borrower. The total commitments may not be indicative of actual funding requirements as they may expire without being drawn upon and the Company may participate additional amounts in the normal course of its business.

  Merchant Banking and Related Lending Activities

     The Company's merchant banking activities include investments in five partnerships, for which the Company acts as general partner, as well as direct investments. At November 30, 1997, these investments totalled $47 million. The Company's policy is to carry its investments, including its partnership interests, at fair value based upon the Company's assessment of the underlying investments.

     In September 1997, Holdings established a $2.0 billion fund for which the Company will act as general partner. The Company has commitments to invest up to an additional $325 million in the partnerships, which in turn will make direct merchant banking related investments. These commitments will be funded as required through the end of the respective partnerships' investment periods, principally expiring in 2004.

     The Company is also a sponsor of a fund to provide interim acquisition facilities. In connection therewith, the Company may provide up to $150 million to be used by the fund to provide short-term acquisition financing. Any draw downs under the facility are expected to be repaid within a short-term period.

     In addition, at November 30, 1997, the Company had no short-term bridge financings outstanding.

  Non-Core Activities and Investments

     In March 1990, the Company discontinued the origination of partnerships (the assets of which are primarily real estate) and investments in real estate. Currently, Holdings and the Company act as general partner or co-general partner for approximately $2.3 billion of partnership investment capital and manage the remaining real estate investment portfolio. At November 30, 1997, the Company had $29 million of net exposure to these real estate activities, including investments, commitments and contingent liabilities under guarantees and credit enhancements. The Company believes any exposure under these commitments and contingent liabilities has been adequately reserved. In certain circumstances, the Company has elected to provide financial and other support and assistance to such investments to maintain investment values. There is no contractual requirement that the Company continue to provide this support.

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

     As derivative products have continued to expand in volume, so has market participation and competition. As a result, additional liquidity has been added into the markets for conventional derivative products, such as interest rate swaps. Competition has also contributed to the development of more complex products structured for specific clients. It is this rapid growth and complexity of certain derivative products which has led to the perception, by some, that derivative products are unduly risky to users and the financial markets. In order to remove the public perception that derivatives may be unduly risky and to ensure ongoing liquidity of derivatives in the marketplace, the Company supports the efforts of the regulators in striving for enhanced risk management disclosures which consider the effects of both derivative products and cash instruments. In addition, the Company supports the activities of regulators which are designed to ensure that users of derivatives are fully aware of the nature of risks inherent within derivative transactions. As evidence of this support, the Company is an active participant in the Derivative Policy Group and has been actively involved with the various regulatory and accounting authorities in the development of additional enhanced reporting requirements related to derivatives. The Company strongly believes that derivatives provide significant value to the financial markets and is committed to providing its clients with innovative products to meet their financial needs.

  Lehman Brothers' Use of Derivative Instruments

     In the normal course of business, the Company enters into derivative transactions both in a trading capacity and as an end user. As an end user, the Company utilizes derivative products to adjust the interest rate nature of its funding sources from fixed to floating interest rates and vice versa, and to change the index upon which floating interest rates are based (e.g., Prime to LIBOR) (collectively, "End User Derivative Activities"). For a further discussion of the Company's End User Derivative Activities see Note 8 to the Consolidated Financial Statements.

     The Company utilizes derivative products in a trading capacity both as a dealer to satisfy the financial needs of its clients and in each of its trading businesses (collectively, "Trading-Related Derivative Activities"). The Company's use of derivative products in its trading businesses is combined with cash instruments to fully execute various trading strategies.

     The Company conducts its derivative activities through a number of wholly owned subsidiaries. The Company's fixed income derivative products business is conducted through its special purpose subsidiary, Lehman Brothers Special Financing Inc., and a separately capitalized "AAA" rated subsidiary, Lehman Brothers Financial Products Inc. In addition, as a global investment bank, the Company is also a market-maker in a number of foreign currencies and actively trades in the global commodity markets. Counterparties to the Company's derivative product transactions are primarily financial intermediaries (U.S. and foreign banks), securities firms, corporations, governments and their agencies, finance companies, insurance companies, investment companies and pension funds.

     The Company manages the risks associated with derivatives on an aggregate basis, along with the risks associated with its proprietary trading and market-making activities in cash instruments, as part of its firmwide risk management policies. For a further discussion of the Company's risk management policies refer to Management's Discussion and Analysis pages 27-30.

     The Company's Trading-Related Derivative Activities have increased during the current year to a notional value of $1,524 billion at November 30, 1997 from $1,406 billion at November 30, 1996, primarily as a result of growth in the Company's activities as a dealer in fixed income derivative products. Notional values are not recorded on the balance sheet and are not indicative of actual or potential risk, but rather they provide a measure of the Company's involvement with such instruments.

     As a result of the Company's Trading-Related Derivative activities, the Company is subject to credit risk. With respect to OTC derivative contracts, the Company's credit exposure is directly with its counterparties and extends through the duration of the derivative contracts. The Company views its net credit exposure to be $4,473 million at November 30, 1997 (including $684 million from affiliates), representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of collateral and master netting agreements. Collateral held related to OTC contracts generally includes cash and U.S. government and federal agency securities. At November 30, 1997 approximately 88% of the Company's net credit risk exposure related to OTC contracts was with counterparties rated "A-" or better.

     Additionally, the Company is exposed to credit risk related to its exchange-traded derivative contracts. Exchange-traded derivative contracts include futures contracts, warrants and certain options. Futures contracts and options on futures are transacted on the respective exchange. The exchange clearing house is a counterparty to the futures contracts and options. As a clearing member firm, the Company is required by the exchange clearing house to deposit cash or other securities as collateral for its obligation upon the origination of the contract and for any daily changes in the market value of open futures contracts. Unlike OTC derivatives which involve numerous counterparties, the number of counterparties from exchange-traded derivatives includes only those exchange clearing houses of which the Company is a clearing member firm or other member firms the Company utilizes as agents. Substantially all of the Company's exchange-traded derivatives are transacted on exchanges of which the Company is a clearing member firm. To protect against the potential for a default, all exchange clearing houses impose net capital requirements for their membership. Therefore, the potential for losses from exchange-traded products is limited. As of November 30, 1997, the Company had approximately $523 million on deposit with futures exchanges consisting of cash and securities (customer and proprietary), and had posted approximately $157 million of letters of credit to domestic exchanges. Included within these amounts was $458 million and $65 million of cash and securities related to domestic and foreign futures exchanges, respectively. In addition, the Company had approximately $361 million of cash and securities (customer and proprietary) on deposit with affiliates, acting as the Company's clearing broker related to futures contracts. These deposits primarily relate to futures contracts on foreign exchanges.

     See Note 8 to the Consolidated Financial Statements for a further discussion of the Company's Trading-Related Derivative Activities.

  Accounting and Valuation

     The Company's accounting methodology for derivatives depends on both the type and purpose of the derivative financial instrument. The Company records its Trading-Related Derivative Activities on a mark-to-market or fair value basis. Under mark-to-market or fair value accounting, realized and unrealized gains and losses are recognized currently in Principal transactions, and resulting assets and liabilities are recorded in the Consolidated Statement of Financial Condition as Derivatives and other contractual agreements, as applicable. Derivative assets and liabilities are netted by counterparty, when permitted under a legally enforceable master netting agreement. Derivatives utilized in conjunction with the Company's End User Derivative Activities are generally recorded on an accrual basis. Interest is accrued into income or expense over the life of the contract, resulting in the net interest impact of the derivative and the underlying hedged item being recognized in income throughout the hedge period.

     Market or fair value for Trading-Related Derivative Activities is generally determined by either quoted market prices or pricing models. Pricing models utilize a series of market inputs to determine the present value of future cash flows, with adjustments, as required, for credit risk, liquidity risk, and ongoing costs. Further valuation adjustments may be recorded, as deemed appropriate, for new or complex products or for significant positions. These adjustments are integral components of the mark-to-market process.

RISK MANAGEMENT

     As a leading global investment banking company, risk is an inherent part of the Company's businesses. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. The Company has developed policies and procedures to identify, measure and monitor each of the risks involved in its trading, brokerage and investment banking activities on a global basis. The principal risks of Lehman Brothers are market, credit, liquidity, legal and operational risks. Risk Management is considered to be of paramount importance. The Company devotes significant resources across all of its worldwide trading operations to the measurement, management and analysis of risk, including investments in personnel, information technology infrastructure and systems.

     The Company seeks to reduce risk through the diversification of its businesses, counterparties and activities in geographic regions. The Company accomplishes this objective by allocating the usage of capital to each of its businesses, establishing trading limits for individual products and traders and setting credit limits for individual counterparties, including regional concentrations. The Company seeks to achieve adequate returns from each of its businesses commensurate with the risks that they assume. The Company periodically reallocates capital to its businesses based on their ability to obtain returns consistent with the established guidelines, opportunities in the marketplace and the Company's long-term strategy.

     The Company's risk management strategy is headed by a Risk Management Committee (the "Committee") comprised of the Chief Executive Officer, the Chief Administrative Officer, Global Equity Division Head, Global Fixed Income Division Head, European Senior Manager, Asian Senior Manager, Chief Financial Officer, and Global Risk Manager. The Committee brings together senior management with the sole intent of discussing risk related issues and provides an effective forum for managing risk at the highest levels within the Company. The Committee reviews risk exposures, ratifies division risk limits and signs-off on risk management guidelines. The Committee meets on a monthly basis, or more frequently if required, to discuss, among other matters, significant market exposures, concentrations of positions (e.g., counterparty, market risk), potential new transactions or positions and risk limit exceptions. Senior management plays a critical role in the ongoing evaluation of risks and adjusts risk management policies when necessary.

     Overall risk management is based on a multi-tiered approach which includes many independent groups (i.e., the Risk Management Committee, the Global Risk Management Group, Operations, Audit, Finance, Legal and Treasury) that assist in the identification, assessment and control of risk. Senior representatives from these groups meet formally on a regular basis and on an ad hoc basis as necessary.

  Global Risk Management Group

     The Global Risk Management Group (the "Group") is independent of the trading areas and reports directly to the Chief Executive Officer. The Group combines two disciplines, market risk management and credit risk management, into one unit. This facilitates the analysis of market and counterparty credit risk exposures and leverages personnel and information technology resources in a cost-efficient manner. The Group also functions as the executive branch of the Risk Management Committee. In addition to regular meetings at the senior management level, the Group operates in each of the Company's regional trading centers and has daily contact with trading staff at all levels within the Company. These discussions include a review of trading positions and risk exposures.

     The Group utilizes qualitative as well as quantitative information in managing trading risk, believing that a combination of the two approaches results in a more robust and complete approach to the management of trading risk. Quantitative information is developed from a variety of risk methodologies based upon established statistical principles. These methodologies have been financially engineered across a global technology platform, enabling the Company to view risk from a number of perspectives, from the trade level to the desk level and, ultimately, across the Company. To ensure high standards of qualitative analysis, the Company has retained seasoned market and credit risk managers with the requisite experience, academic and professional credentials. The Company is committed to ensuring that individuals within the Group are qualified with the skills necessary to assess the Company's risk exposures.

     The Group is responsible for the preparation and dissemination of risk reports, developing and implementing the firmwide Risk Management Guidelines and evaluating adherence to these guidelines. The purpose of market risk management guidelines is to address the review and approval of risk limits, the monitoring and reporting of risks against such limits, the reporting of risk limit exceptions, the review and approval of risk limit exceptions, as well as identifying the requisite authorities governing these processes. These guidelines provide a clear framework for risk management decision-making. To that end, the Group identifies and quantifies risk exposures, develops limits, and reports and monitors these risks with respect to the approved limits. The identification of material market risks inherent in positions includes, but is not limited to, interest rate, equity, and foreign exchange risk exposures. In addition to these risks, the Group also evaluates liquidity risks, credit and sovereign concentrations.

     Credit risk management is an integral component of the Company's overall risk management framework. The Credit Risk Management Department ("CRM Department"), part of the Global Risk Management Group, has global responsibility for establishing credit risk standards and defining the Company's overall credit risk management framework. The Company recognizes that the credit "risk appetite" is a finite resource and emphasizes the importance of allocating this resource in such a way as to maximize the Company's profitability.

     The CRM Department is independent from the business units and reports directly to the Global Risk Manager, who, in turn, reports to the Chief Executive Officer. Corporate Credit is a global department centered in and managed from New York, with credit officers operating in each of the Company's regional trading centers.

     The CRM Department manages the credit exposure related to its trading activities by giving initial credit approval for counterparties, establishing credit limits by counterparty, country and industry group and by requiring collateral in appropriate circumstances. In addition, the CRM Department strives to ensure that master netting agreements are obtained whenever possible. The CRM Department also considers the duration of transactions in making its credit decisions, along with the potential credit exposure for complex derivative transactions. The CRM Department is responsible for the continuous monitoring and review of counterparty credit exposure and counterparty creditworthiness. Credit limits are reviewed periodically to ensure that they remain appropriate in light of market events or the counterparty's financial condition.

  Market Risk

     Market risk represents the potential change in value of a portfolio of financial instruments due to changes in market rates, prices, and volatilities. Market risk is present in cash products, derivatives, and contingent claim structures that exhibit linear as well as non-linear profit and loss sensitivity. The Company's exposure to market risk varies in accordance with the volume of client driven market-making transactions, the size of the Company's proprietary and arbitrage positions, and the volatility of financial instruments traded. The Company seeks to mitigate, whenever possible, excess market risk exposures through the use of futures and option contracts and offsetting cash market instruments.

     The Company participates globally in interest rate, equity, and foreign exchange markets. The Company's fixed income division has a broadly diversified market presence in U.S. and foreign government bond trading, emerging market securities, corporate debt (investment and non-investment grade), money market instruments, mortgages and mortgage-backed securities, asset-backed securities, municipal bonds, and interest rate derivatives. The Company's equity division facilitates domestic and foreign trading in equity instruments, indices, and related derivatives. The Company's foreign exchange businesses are involved in trading currencies on a spot and forward basis as well as through derivative products and contracts.

     Interest Rate Risk. The Company incurs short-term interest rate risk when facilitating the orderly flow of customer transactions through the management of government and high-grade corporate bond inventories. Market-making in high yield instruments exposes the Company to additional risk due to potential variations in credit spreads. Trading in international markets exposes the Company to spread risk between the term structure of interest rates in differing countries. Mortgage related securities are subject to prepayment risk and changes in the level of interest rates. Trading in derivatives and structured products exposes the Company to changes in the level and volatility of interest rates. The Company actively manages interest rate risk through the use of interest rate futures, options, swaps, forwards, and offsetting cash market instruments. Inventory holdings, concentrations, and agings are monitored closely and used by management to selectively hedge or liquidate undesirable exposures.

     Equity Price Risk. The Company is a significant intermediary in the global equity markets by making markets in U.S. and non-U.S. equity securities, including common stock, convertible debt, exchange-traded and OTC equity options, equity swaps and warrants. These activities expose the Company to market risk as a result of price and volatility changes in its equity inventory. Inventory holdings are also subject to market risk resulting from concentrations, aging and liquidity that may adversely impact its market valuation. Equity market risk is actively managed through the use of index futures, exchange-traded and OTC options, swaps and cash instruments. Equity risk exposures are aggregated and reported to management on a regular basis.

     Foreign Exchange Risk. The Company enters into foreign exchange transactions in order to facilitate the purchase and sale of non-dollar instruments, including equity and interest rate securities. The Company is exposed to foreign exchange risk on its holdings of non-dollar assets and liabilities. The Company is active in many foreign exchange markets and has exposure to the German mark, Japanese yen, British pound, Swiss franc, French franc, Canadian dollar and Italian lira. The Company hedges its risk exposures primarily through the use of currency forwards, swaps, futures, and options.

  Value at Risk

     For purposes of new Securities and Exchange Commission disclosure requirements, the Company has elected to disclose an entity-wide value at risk analysis of virtually all of the Company's trading activities. The value at risk related to non-trading financial instruments has been excluded from this analysis and not reported separately because the amounts were not material. The value at risk calculation measures potential losses in expected revenues and is based on a methodology which uses a one-day holding period and a 95% confidence level. Value at risk was measured by analyzing the distribution of trading revenues during the year and assumes a relatively consistent portfolio mix.

     Value at risk is one measurement of potential losses in revenues that may result from adverse market movements over a specified period of time with a selected likelihood of occurrence. Value at risk has substantial limitations, including its reliance on historical performance and data as valid predictors of the future. Consequently, value at risk is only one of a number of tools the Company utilizes in its daily risk management activities.

     At November 30, 1997, the Company's value at risk for each component of market risk and in total was as follows (in millions):

                Interest rate risk...................................  $ 9.8
                Equity price risk....................................    4.7
                Foreign exchange risk................................    1.3
                Diversification benefit..............................   (4.8)
                                                                       -----
                Total Company........................................  $11.0
                                                                       =====

     As discussed throughout Management's Discussion and Analysis, the Company seeks to reduce risk through the diversification of its businesses and a focus on customer flow activities. This diversification and focus, combined with the Company's risk management controls and processes, helps mitigate the net revenue volatility inherent in the Company's trading activities. Average weekly trading revenue was $27.0 million in 1997. Although historical performance is not necessarily indicative of future performance, the Company believes its focus on business diversification and customer flow activities should continue to help mitigate the volatility of future net trading revenues.

IMPACT OF THE YEAR 2000

     The Year 2000 issue is the result of many computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities.

     The Company has determined that it will be required to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue will be mitigated. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 issue could have a material impact on the operations of the Company.

     The Company has initiated formal communications with all of its suppliers (hardware, software, market data, voice and data communications, facility components and services) to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their respective Year 2000 issue. The Company has taken a lead in industry efforts to deal with the Year 2000 issue by actively participating in the planning of industrywide testing in 1998 and 1999. Industrywide testing is the forum in which firms within the financial industry test the applications that transfer data between them. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

     The Company will utilize both internal and external resources to reprogram, or replace, and test software for Year 2000 modifications. The Company plans to complete the Year 2000 project, including industrywide testing, no later than August 1999.

     The Company's total Year 2000 project cost includes the estimated costs and time associated with the impact of a third party's Year 2000 issue, and are based on presently available information. The total remaining cost of the Year 2000 project is estimated at approximately $9 million which will be funded through operating cash flows and expensed as incurred over the next two and one-half years. To date, the Company has incurred and expensed approximately $2 million related to the Year 2000 project.

     The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

NEW ACCOUNTING DEVELOPMENTS

     In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"), which is effective for transactions occurring after December 31, 1996. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125", which defers the effective date until January 1, 1998 for certain provisions of SFAS No. 125.

     SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes the financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

     The Company expects that the full adoption of SFAS No. 125 will not result in the material recognition of additional assets and liabilities on its Consolidated Statement of Financial Condition, and will have no effect on the equity or results of operations of the Company.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of SFAS No. 130 will have no impact on the Company's consolidated statement of income, financial condition or cash flows.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after

December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The adoption of SFAS No. 131 will have no impact on the Company's consolidated statement of income, financial condition or cash flows.

     In August 1997 the FASB released for comment portions of its proposed standard entitled "Accounting for Derivative Instruments and for Hedging Activities" (the "Draft Standard"). The Draft Standard provides comprehensive accounting guidance for the recognition and measurement of derivatives and other similar financial instruments used in hedging activities (collectively referred to as "derivatives"). The Draft Standard would require all derivatives to be recorded on the Consolidated Statement of Financial Condition as assets or liabilities at fair value. The Draft Standard also would require recognition of changes in the fair value of derivatives either in net income or in a separate component of stockholders' equity, depending on the designation of the derivative. The accounting basis for the hedged item would be adjusted, depending on the designation of the derivative, by an amount offsetting the gain or loss on the derivative instrument to the extent it is considered an effective hedge. As currently proposed, the Company would be required to adopt this Draft Standard in fiscal year 2000. The Company is monitoring the development of final rules and their potential impact on the Company's accounting for its end user activities.

     In December 1996, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants released for comment a proposed statement of position "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (the "Proposed SOP"). In December 1997, the FASB gave approval for its final issuance, which is expected in the first calendar quarter of 1998. The Proposed SOP would require the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Proposed SOP would be effective for years ending after December 15, 1998 with earlier application encouraged. When adopted, the rule would be applied prospectively as of the beginning of an entity's fiscal year. The Company is currently considering early adoption of these rules once they become finalized.

RECENT DEVELOPMENTS

     In December 1997, the Company, without admitting or denying any wrongdoing, announced that it, along with 29 other broker-dealers settled a class action alleging violations of the antitrust law with respect to certain practices on the NASDAQ market, in the 1980's and early 1990's, primarily when the Firm operated as Shearson Lehman Brothers. The Company's share of the settlement cost was approximately $95 million and was charged against existing reserves. In addition, this amount may be reduced by a recovery from a third party.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information under the caption "Risk Management" on pages 27-30 hereof is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary financial information required by this Item and included in this Report are listed in the Index to Financial Statements and Schedules appearing on page F-l and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction I of Form 10-K, the information required by
Item 10 is omitted.

ITEM 11.  EXECUTIVE COMPENSATION

     Pursuant to General Instruction I of Form 10-K, the information required by
Item 11 is omitted.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Pursuant to General Instruction I of Form 10-K, the information required by
Item 12 is omitted.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction I of Form 10-K, the information required by
Item 13 is omitted.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1.  Financial Statements:

          See Index to Financial Statements and Schedules appearing on page F-l.

         2.  Financial Statement Schedules:

          Schedules are omitted since they are not required or are not applicable.

         3.  Exhibits:

EXHIBIT
  NO.
-------
   3.1    Restated Certificate of Incorporation of the Registrant dated May 27, 1994
          (incorporated by reference to Exhibit 3.1 of the Registrant's Transition Report on
          Form 10-K for the eleven months ended November 30, 1994).
   3.2    By-Laws of the Registrant, amended as of March 26, 1997 (incorporated by reference to
          Exhibit 10 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended
          February 28, 1997).
   4.1    The instruments defining the rights of holders of the long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of
          Item 601 of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.
  10.1    Agreement of Tenants-In-Common by and among American Express Company, American
          Express Bank Ltd., American Express Travel Related Services Company, Inc., Shearson
          Lehman Brothers Inc., Shearson Lehman Government Securities, Inc. and Shearson Lehman
          Commercial Paper Incorporated (incorporated by reference to Exhibit 10.1 of Lehman
          Brothers Holdings Inc.'s Transition Report on Form 10-K for the eleven months ended
          November 30, 1994.)
  12.1    Computation in support of ratio of earnings to fixed charges.*
  21.1    Pursuant to General Instruction I of Form 10-K, the list of the Registrant's
          Subsidiaries is omitted.
  23.1    Consent of Ernst & Young LLP.*
  24.1    Powers of Attorney.*
  27.1    Financial Data Schedule.*

     (b) Reports on Form 8-K.

        None.
---------------

* Filed herewith.

                                   SIGNATURES

     Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LEHMAN BROTHERS INC.

                                          Dated: February 27, 1998

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

                SIGNATURES                                 TITLE                         DATE
------------------------------------------    --------------------------------    ------------------


                    *                           Chief Executive Officer and       February 27, 1998
------------------------------------------         Chairman of the Board
           Richard S. Fuld, Jr.                         of Directors
                                               (principal executive officer)

                    *                           Chief Financial Officer and       February 27, 1998
------------------------------------------                Director
             Charles B. Hintz                     (principal financial and
                                                    accounting officer)

                    *                                     Director                February 27, 1998
------------------------------------------
             Roger S. Berlind

                    *                                     Director                February 27, 1998
------------------------------------------
           Howard L. Clark, Jr.

                    *                                     Director                February 27, 1998
------------------------------------------
             Frederick Frank

                    *                                     Director                February 27, 1998
------------------------------------------
            Harvey M. Krueger

                    *                                     Director                February 27, 1998
------------------------------------------
            Bruce R. Lakefield

                    *                                     Director                February 27, 1998
------------------------------------------
             Sherman R. Lewis

         *By: /s/ KAREN M. MULLER
------------------------------------------
             Attorney-in-Fact
            February 27, 1998

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                FINANCIAL STATEMENTS                                    PAGE
------------------------------------------------------------------------------------    ----
Report of Independent Auditors......................................................    F-2
Consolidated Statement of Income for the Twelve Months Ended November 30, 1997,
  November 30, 1996 and November 30, 1995...........................................    F-3
Consolidated Statement of Financial Condition at November 30, 1997 and November 30,
  1996..............................................................................    F-4
Consolidated Statement of Changes in Stockholder's Equity for the Twelve Months
  Ended November 30, 1997, November 30, 1996 and November 30, 1995..................    F-5
Consolidated Statement of Cash Flows for the Twelve Months Ended November 30, 1997,
  November 30, 1996 and November 30, 1995...........................................    F-6
Notes to Consolidated Financial Statements..........................................    F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholder of
Lehman Brothers Inc.

     We have audited the accompanying consolidated statement of financial condition of Lehman Brothers Inc. and Subsidiaries (the "Company") as of November 30, 1997 and 1996, and the related consolidated statements of income, changes in stockholder's equity, and cash flows for each of the three years in the period ended November 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lehman Brothers Inc. and Subsidiaries at November 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years ended November 30, 1997 in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP
New York, New York
January 7, 1998

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                                                      TWELVE MONTHS ENDED
                                                                          NOVEMBER 30
                                                                 ------------------------------
                                                                  1997       1996        1995
                                                                 ------     -------     -------
                                                                         (IN MILLIONS)
REVENUES
  Principal transactions.......................................  $  848     $   937     $   695
  Investment banking...........................................     998         779         621
  Commissions..................................................     350         298         395
  Interest and dividends.......................................  12,589      10,465      10,289
  Other........................................................      30          18          32
                                                                 -------    -------     -------
     Total revenues............................................  14,815      12,497      12,032
  Interest expense.............................................  12,216      10,121       9,954
                                                                 -------    -------     -------
     Net revenues..............................................   2,599       2,376       2,078
                                                                 -------    -------     -------
NON-INTEREST EXPENSES
  Compensation and benefits....................................   1,288       1,219       1,106
  Brokerage, commissions and clearance fees....................     191         205         192
  Communications...............................................      89          94         120
  Professional services........................................      82          69          79
  Business development.........................................      70          70          80
  Occupancy and equipment......................................      68          75          85
  Depreciation and amortization................................      52          53          63
  Management fees..............................................      88         211         188
  Other........................................................      78          48          44
  Severance charge.............................................                  23
  Restructuring charge.........................................                              43
                                                                 -------    -------     -------
     Total non-interest expenses...............................   2,006       2,067       2,000
                                                                 -------    -------     -------
Income before taxes............................................     593         309          78
  Provision for income taxes...................................     202         120           9
                                                                 -------    -------     -------
Net income.....................................................  $  391     $   189     $    69
                                                                 =======    =======     =======

                See Notes to Consolidated Financial Statements.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                                                        NOVEMBER 30
                                                                                   ---------------------
                                                                                     1997         1996
                                                                                   --------     --------
                                                                                       (IN MILLIONS)
ASSETS
Cash and cash equivalents........................................................  $    220     $    396
Cash and securities segregated and on deposit for regulatory and other
  purposes.......................................................................     1,128          663
Securities and other financial instruments owned:
  Governments and agencies.......................................................    17,467       21,251
  Corporate stocks...............................................................     5,439        3,164
  Corporate debt and other.......................................................     5,544        4,739
  Derivatives and other contractual agreements...................................     5,528        5,298
  Mortgages and mortgage-backed..................................................     2,751        2,055
  Certificates of deposit and other money market instruments.....................     2,248        3,819
                                                                                   --------     --------
                                                                                     38,977       40,326
                                                                                   --------     --------
Collateralized short-term agreements:
  Securities purchased under agreements to resell................................    49,610       33,145
  Securities borrowed............................................................    13,661       19,035
Receivables:
  Brokers, dealers and clearing organizations....................................     3,148        4,909
  Customers......................................................................     3,874        3,956
  Others.........................................................................     3,107        4,611
Property, equipment and leasehold improvements (net of accumulated depreciation
  and amortization of $533 in 1997 and $502 in 1996).............................       262          283
Other assets.....................................................................       146          214
Excess of cost over fair value of net assets acquired (net of accumulated
  amortization of $102 in 1997 and $94 in 1996)..................................       158          166
                                                                                   --------     --------
    Total assets.................................................................  $114,291     $107,704
                                                                                   =========    =========
LIABILITIES AND STOCKHOLDER'S EQUITY
Commercial paper and short-term debt.............................................  $    740     $  2,299
Securities and other financial instruments sold but not yet purchased:
  Governments and agencies.......................................................     8,556        9,326
  Corporate stocks...............................................................     3,124        1,143
  Corporate debt and other.......................................................     1,664        2,735
  Derivatives and other contractual agreements...................................     3,685        4,662
                                                                                   --------     --------
                                                                                     17,029       17,866
                                                                                   --------     --------
Collateralized short-term financing:
  Securities sold under agreements to repurchase.................................    56,017       52,200
  Securities loaned..............................................................     7,764       10,085
Advances from Holdings and other affiliates......................................    14,777        8,552
Payables:
  Brokers, dealers and clearing organizations....................................     3,127        2,200
  Customers......................................................................     6,118        6,395
Accrued liabilities and other payables...........................................     2,166        2,250
Long-term debt:
  Senior notes...................................................................       229          215
  Subordinated indebtedness......................................................     4,313        3,950
                                                                                   --------     --------
    Total liabilities............................................................   112,280      106,012
                                                                                   --------     --------
Commitments and contingencies
STOCKHOLDER'S EQUITY
  Preferred stock, $0.10 par value; 10,000 shares authorized; none outstanding...
  Common stock, $0.10 par value; 10,000 shares authorized; 1,006 shares issued and outstanding..............................................................
  Additional paid-in capital.....................................................     1,756        1,828
  Foreign currency translation adjustment........................................         3            3
  Retained earnings (accumulated deficit)........................................       252         (139)
                                                                                   --------     --------
    Total stockholder's equity...................................................     2,011        1,692
                                                                                   --------     --------
    Total liabilities and stockholder's equity...................................  $114,291     $107,704
                                                                                   =========    =========

                See Notes to Consolidated Financial Statements.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                                                                       TWELVE MONTHS ENDED
                                                                           NOVEMBER 30
                                                                   ----------------------------
                                                                    1997       1996       1995
                                                                   ------     ------     ------
                                                                          (IN MILLIONS)
Additional paid-in capital
  Beginning balance..............................................  $1,828     $2,353     $2,905
  Capital contributions..........................................       3         13          7
  Capital distributions..........................................     (75)      (538)      (559)
                                                                   ------     ------     ------
Ending balance...................................................   1,756      1,828      2,353
                                                                   ------     ------     ------
Foreign currency translation adjustment
  Beginning and ending balance...................................       3          3          3
                                                                   ------     ------     ------
Retained earnings (accumulated deficit)
  Beginning balance..............................................    (139)      (328)      (321)
  Net income.....................................................     391        189         69
  Dividends......................................................                           (76)
                                                                   ------     ------     ------
Ending balance...................................................     252       (139)      (328)
                                                                   ------     ------     ------
Total stockholder's equity.......................................  $2,011     $1,692     $2,028
                                                                   ======     ======     ======

                See Notes to Consolidated Financial Statements.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                    TWELVE MONTHS ENDED NOVEMBER 30
                                                                    --------------------------------
                                                                      1997        1996        1995
                                                                    --------     -------     -------
                                                                             (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income........................................................  $    391     $   189     $    69
Adjustments to reconcile net income to net cash provided by (used
  in) operating activities:
  Depreciation and amortization...................................        52          53          63
  Severance charge................................................                    23
  Restructuring charge............................................                                26
  Provisions for losses and other reserves........................        52          40          37
  Deferred tax (benefit) provision................................                  (149)          5
  Other adjustments...............................................        21          20          19
Net change in:
  Cash and securities segregated and on deposit...................      (465)        122         478
  Receivables from brokers, dealers and clearing organizations....     1,761      (3,191)      2,150
     Receivables from customers...................................        82      (1,780)       (770)
  Securities purchased under agreements to resell.................   (16,465)     (7,163)      3,410
  Securities borrowed.............................................     5,374      (2,473)     (7,352)
  Securities and other financial instruments owned................     1,349      (8,133)     (3,064)
  Payables to brokers, dealers and clearing organizations.........       927      (1,022)        492
  Payables to customers...........................................      (277)        739       3,487
  Accrued liabilities and other payables..........................      (135)        360      (1,636)
  Securities sold under agreements to repurchase..................     3,817      10,300      (2,274)
  Securities loaned...............................................    (2,321)      7,436       2,334
  Securities and other financial instruments sold but not yet
     purchased....................................................      (837)      5,469       3,019
     Other operating assets and liabilities, net..................     1,566      (2,282)      1,544
                                                                    --------     -------     -------
  Net cash provided by (used in) operating activities.............  $ (5,108)    $(1,442)    $ 2,037
                                                                    --------     -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of senior notes................................  $     (1)    $  (210)    $   (98)
Proceeds from issuance of subordinated indebtedness...............     1,108       1,130         250
Principal payments of subordinated indebtedness...................      (750)       (261)        (64)
Net proceeds from (payments for) commercial paper and short-term
  debt............................................................    (1,559)      1,290      (1,161)
Increase (decrease) in advances from Holdings and other
  affiliates......................................................     6,225         134        (389)
Capital contributions.............................................         3          13           7
Dividends and capital distributions paid..........................       (75)       (538)       (635)
                                                                    --------     -------     -------
  Net cash provided by (used in) financing activities.............     4,951       1,558      (2,090)
                                                                    --------     -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, equipment and leasehold improvements........       (19)         (7)        (21)
                                                                    --------     -------     -------
  Net cash used in investing activities...........................       (19)         (7)        (21)
                                                                    --------     -------     -------
  Net change in cash and cash equivalents.........................      (176)        109         (74)
                                                                    --------     -------     -------
Cash and cash equivalents, beginning of period....................       396         287         361
                                                                    --------     -------     -------
  Cash and cash equivalents, end of period........................  $    220     $   396     $   287
                                                                    --------     -------     -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN MILLIONS)

Interest paid totaled $12,225 in 1997, $10,104 in 1996 and $9,985 in 1995.
Income taxes paid totaled $151 in 1997, $45 in 1996 and $194 in 1995.

                See Notes to Consolidated Financial Statements.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The consolidated financial statements include the accounts of Lehman Brothers Inc. ("LBI") and subsidiaries (collectively, the "Company"). The Company is a wholly-owned subsidiary of Lehman Brothers Holdings Inc. ("Holdings"). LBI is one of the leading global investment banks serving institutional, corporate, government and high-net-worth individual clients and customers. The Company's worldwide headquarters in New York are complemented by offices in additional locations in North America, Europe, the Middle East, Latin America and the Asia Pacific Region. The Company is engaged in providing financial services. All material intercompany accounts and transactions have been eliminated in consolidation.

     The consolidated financial statements are prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

     The Company uses the trade date basis of accounting.

     Certain prior period amounts reflect reclassifications to conform to the current period's presentation.

  Translation of Foreign Currencies

     Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the statement of financial condition date. Revenues and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, net of hedging gains or losses and related tax effects, are included in a separate component of stockholder's equity, the Foreign currency translation adjustment. Gains or losses resulting from foreign currency transactions are included in the Consolidated Statement of Income.

  Securities and Other Financial Instruments

     Securities and other financial instruments owned and securities and other financial instruments sold but not yet purchased are valued at market or fair value, as appropriate, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Income. Market value is generally based on listed market prices. If listed market prices are not available, fair value is determined based on other relevant factors, including broker or dealer price quotations and valuation pricing models which take into account time value and volatility factors underlying the financial instruments.

  Derivative Financial Instruments

     Derivatives, typically defined as instruments whose value is "derived" from an underlying instrument, index or rate, include futures, forwards, swaps and options and other similar instruments. A derivative contract generally represents future commitments to exchange interest or other payment streams based on the contract or notional amount or to purchase or sell financial instruments at specified terms and future dates. In the normal course of business, the Company enters into derivative transactions both in a trading capacity and as an end user. Acting in a trading capacity, the Company enters into derivative transactions to satisfy the needs of its clients and to manage the Company's own exposure to market and credit risks resulting from its trading activities in cash instruments (collectively, "Trading-Related Derivative Activities"). The Company's accounting methodology for derivatives depends on both the type and purpose of the derivative financial instrument.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

     Derivative transactions entered into for Trading-Related Derivative Activities are recorded at market or fair value with realized and unrealized gains and losses reflected currently in Principal transactions in the Consolidated Statement of Income. Market or fair value for trading related instruments is generally determined by either quoted market prices (for exchange-traded futures and options) or pricing models (for over-the-counter swaps, forwards and options). Pricing models utilize a series of market inputs to determine the present value of future cash flows, with adjustments, as required for credit risk, liquidity risk and ongoing costs. Further valuation adjustments may be recorded, as deemed appropriate for new or complex products or for significant positions. These adjustments are integral components of the mark-to-market process.

     The market or fair value associated with derivatives utilized for trading purposes is recorded in the Consolidated Statement of Financial Condition on a net by counterparty basis where a legal right of set-off exists and is netted across products and against cash collateral when such provisions are stated in the master netting agreement. The market or fair value of swap agreements, caps and floors, and forward contracts in an unrealized gain position, as well as options owned and warrants held, are reported in the Consolidated Statement of Financial Condition as assets in Derivatives and other contractual agreements. Similarly, swap agreements, caps and floors, and forward contracts in an unrealized loss position, as well as options written and warrants issued, are reported in the Consolidated Statement of Financial Condition as liabilities in Derivatives and other contractual agreements. Margin on futures contracts is included in receivables and payables, as applicable.

     In addition to Trading-Related Derivative Activities, the Company enters into various derivative financial instruments for non-trading purposes as an end user to modify the interest rate exposure of certain assets and liabilities. In this regard, the Company utilizes interest rate swaps, caps, collars and floors to manage the interest rate exposure associated with its long-term debt obligations and secured financing activities, including securities purchased under agreements to resell, securities borrowed, securities sold under agreements to repurchase and securities loaned.

     In addition to modifying the interest rate exposure of existing assets and liabilities, the Company utilizes derivative financial instruments as an end user to modify the interest rate characteristics of certain anticipated transactions related to its secured financing activities, where there is a high degree of certainty that the Company will enter into such contracts. These derivative financial instruments are designated against existing secured financing transactions based upon their applicable maturity. The remaining term of the derivative financial instruments is designated against anticipated secured financing transactions which will replace the existing secured financing transactions upon maturity. The Company monitors the level of secured financing transactions to ensure that there is a high degree of certainty that it will enter into the anticipated secured financing transactions at a level in excess of the designated derivative product transactions.

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

     The Company monitors the effectiveness of its end user hedging activities by periodically comparing the change in the value of the hedge instrument to the underlying item being hedged and reassessing the likelihood of the occurrence of anticipated transactions. In the event that the Company determines that a hedge is no longer effective, such as upon extinguishment of the underlying asset or liability or a change in circumstances whereby there is not a high degree of certainty that the anticipated transaction will occur, the derivative transaction is no longer accounted for as a hedge. Instead, the Company immediately recognizes the market or fair value of the derivative financial instrument through earnings. Changes in the fair value of the derivative contract would then be accounted for as a derivative used for trading purposes as discussed above. In the event that a derivative designated as a hedge is terminated early, any realized gain or loss on the

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
termination would be deferred and amortized to interest income or interest expense over the original period of the hedge.

  Repurchase and Resale Agreements

     Securities purchased under agreements to resell and securities sold under agreements to repurchase, which are treated as financing transactions for financial reporting purposes, are collateralized primarily by government and government agency securities and are carried net by counterparty, when permitted, at the amounts at which the securities will be subsequently resold or repurchased plus accrued interest. It is the policy of the Company to take possession of securities purchased under agreements to resell. The Company monitors the market value of the underlying positions on a daily basis as compared to the related receivable or payable balances, including accrued interest. The Company requires counterparties to deposit additional collateral or return collateral pledged as necessary, to ensure that the market value of the underlying collateral remains sufficient. Securities and other financial instruments owned that are sold under repurchase agreements are carried at market value with changes in market value reflected in the Consolidated Statement of Income.

     Securities purchased under agreements to resell and securities sold under agreements to repurchase for which the resale/repurchase date corresponds to the maturity date of the underlying securities are accounted for as purchases and sales, respectively. At November 30, 1997, such resale and repurchase agreements that had not yet matured aggregated $3.0 billion and $279 million, respectively.

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

  Property, Equipment and Leasehold Improvements

     Property, equipment and leasehold improvements are recorded at historical cost, net of accumulated depreciation and amortization. Depreciation is recognized on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the lesser of their economic useful lives or the terms of the underlying leases.

  Goodwill

     Excess of cost over fair value of net assets acquired (goodwill) is amortized using the straight-line method over a period of 35 years and is evaluated periodically for impairment. Goodwill is also reduced upon the recognition of certain acquired net operating loss carryforward benefits.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

  Statement of Cash Flows

     The Company defines cash equivalents as highly liquid investments with original maturities of three months or less, other than those held for sale in the ordinary course of business.

  Stock Based Awards

     The Company's employees participate in Holdings' stock-based incentive plans. Holdings accounts for these awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. The Company records as compensation and benefits its allocated share of Holdings' stock-based compensation cost.

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

The Company's commercial paper and short-term debt financing is comprised of the following:

                                                                        NOVEMBER 30
                                                                      ---------------
                                                                      1997      1996
                                                                      ----     ------
                                                                       (IN MILLIONS)
        Short-term debt
          Payables to banks.........................................  $460     $  441
          Master notes..............................................   260      1,326
          Bank loans................................................    20        532
                                                                      ----     ------
        Total.......................................................  $740     $2,299
                                                                      ====     ======

The Company's weighted average interest rates were as follows:

                                                                        NOVEMBER 30
                                                                      ---------------
                                                                      1997      1996
                                                                      ----     ------
        Short-term debt(1)..........................................  1.7%       5.6%
        Securities sold under agreements to repurchase..............  5.2%       5.4%

---------------
(1) Including weighted average interest rates of 0.8% as of November 30, 1997 and 5.4% as of November 30, 1996 related to non-U.S. dollar obligations.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

NOTE 3.  LONG-TERM DEBT

                                           U.S. DOLLAR                               NOVEMBER 30
                                    --------------------------   NON-U.S. DOLLAR   ---------------
                                    FIXED RATE   FLOATING RATE    FLOATING RATE     1997     1996
                                    ----------   -------------   ---------------   ------   ------
                                                            (IN MILLIONS)
        SENIOR NOTES
        Maturing in Fiscal 1997...                                                          $   10
        Maturing in Fiscal 1998...    $   70                           $ 8         $   78        1
        Maturing in Fiscal 1999...         1                                            1       21
        Maturing in Fiscal 2000...         1                                            1       23
        Maturing in Fiscal 2001...       148                                          148      158
        Maturing in Fiscal 2002...                                                               2
        December 1, 2002 and
          thereafter..............         1                                            1
                                      ------         ------                        ------   ------
                                                                        --
             Senior Notes.........       221                                          229      215
                                                                         8
                                      ------         ------                        ------   ------
                                                                        --
        SUBORDINATED INDEBTEDNESS
        Maturing in Fiscal 1997...                                                             900
        Maturing in Fiscal 1998...       350        $    10                           360      815
        Maturing in Fiscal 1999...       334            358                           692      334
        Maturing in Fiscal 2000...       192                                          192      192
        Maturing in Fiscal 2001...       200                                          200      200
        Maturing in Fiscal 2002...       250          1,055                         1,305      250
        December 1, 2002 and
          thereafter..............     1,431            133                         1,564    1,259
                                      ------         ------                        ------   ------
                                                                        --
             Subordinated
               Indebtedness.......     2,757          1,556                         4,313    3,950
                                      ------         ------                        ------   ------
                                                                        --
        LONG-TERM DEBT............    $2,978        $ 1,556                        $4,542   $4,165
                                                                       $ 8
                                      ======         ======                        ======   ======
                                                                        ==

     The Company's interest in 3 World Financial Center is financed with U.S. dollar fixed rate senior notes totaling $217 million as of November 30, 1997. Of this amount, $70 million was redeemed prior to maturity in December 1997 and is reflected in the above table as maturing in fiscal 1998. These notes are unconditionally guaranteed by American Express with a portion of these notes being collateralized by certain mortgage obligations.

     As of November 30, 1997, the Company had $1.1 billion available for the issuance of debt securities under various shelf registrations.

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

     At November 30, 1997 and 1996, the notional values of the Company's interest rate swaps related to its long-term debt obligations were approximately $2.8 billion and $3.7 billion, respectively. In terms of notional amounts outstanding, these derivative products mature as follows:

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

                                                                        NOVEMBER 30
                                                                     -----------------
                                                                      1997       1996
                                                                     ------     ------
                                                                       (IN MILLIONS)
        Maturing in Fiscal 1997....................................             $1,451
        Maturing in Fiscal 1998....................................  $  419        350
        Maturing in Fiscal 1999....................................     334        355
        Maturing in Fiscal 2000....................................     192        215
        Maturing in Fiscal 2001....................................     200        225
        Maturing in Fiscal 2002....................................     250        250
        December 1, 2002 and thereafter............................   1,360        869
                                                                     ------     ------
             Total.................................................  $2,755     $3,715
                                                                     ======     ======
        Weighted average rate:
        Receive rate...............................................    7.79%      7.16%
        Pay rate...................................................    6.81%      6.32%

     On an overall basis, the Company's long-term debt related end user derivative activities resulted in reduced interest expense of approximately $26 million, $20 million and $29 million in 1997, 1996 and 1995, respectively. In addition, the Company's end user derivative activities resulted in the following changes to the Company's mix of fixed and floating rate debt and effective weighted average rates of interest:

                                                               NOVEMBER 30, 1997
                                            --------------------------------------------------------
                                               LONG-TERM DEBT              WEIGHTED AVERAGE(1)
                                            ---------------------     ------------------------------
                                             BEFORE       AFTER       CONTRACTUAL     EFFECTIVE RATE
                                            END USER     END USER      INTEREST       AFTER END USER
                                            ACTIVITIES   ACTIVITIES      RATE           ACTIVITIES
                                            --------     --------     -----------     --------------
                                                (IN MILLIONS)
    USD Obligations
      Fixed rate..........................   $2,978       $  224          7.99%            11.03%
      Floating rate.......................    1,556        4,310          6.99%             6.85%
    Non-USD Obligations...................        8            8          0.57%             0.57%
                                             ------       ------          ----             -----
         Total............................   $4,542       $4,542          7.63%             7.04%
                                             ======       ======          ====             =====

                                                               NOVEMBER 30, 1996
                                            --------------------------------------------------------
                                               LONG-TERM DEBT              WEIGHTED AVERAGE(1)
                                            ---------------------     ------------------------------
                                             BEFORE       AFTER       CONTRACTUAL     EFFECTIVE RATE
                                            END USER     END USER      INTEREST       AFTER END USER
                                            ACTIVITIES   ACTIVITIES      RATE           ACTIVITIES
                                            --------     --------     -----------     --------------
                                                (IN MILLIONS)
    USD Obligations
      Fixed rate..........................   $3,214       $  408          7.99%            8.88%
      Floating rate.......................      942        3,748          6.55%            6.66%
    Non-USD Obligations...................        9            9          0.88%            0.88%
                                             ------       ------          ----             ----
         Total............................   $4,165       $4,165          7.65%            6.87%
                                             ======       ======          ====             ====

---------------
(1) Weighted average interest rates were calculated using non-U.S. dollar interest rates, where applicable.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

NOTE 4.  INCENTIVE PLANS

  Employee Stock Purchase Plan

     Holdings' Employee Stock Purchase Plan (the "ESPP") allows its employees to purchase Holdings' common stock ("Common Stock") at a 15% discount from market value, with a maximum of $25,000 in annual aggregate purchases by any one individual. The number of shares of Common Stock authorized for purchase by eligible employees is 6 million. As of November 30, 1997 and 1996, 1.6 million shares and 1.2 million shares, respectively, of Common Stock had been purchased by eligible employees of Holdings through the ESPP. Holdings controls the dilutive impact of the ESPP through open market purchases.

  1994 Incentive Plans

     Holdings' 1994 Management Replacement Plan (the "Replacement Plan") provided awards similar to the American Express common shares granted to Holdings' employees which were canceled as of the date of the spin-off from American Express. Through November 30, 1997, a total of 2.0 million awards had been granted under the Replacement Plan, including both stock options and restricted stock; 0.6 million were outstanding at November 30, 1997. No future awards will be granted under this plan.

     Holdings' 1994 Management Ownership Plan (the "1994 Plan") provides for the issuance of restricted stock units ("RSUs"), performance stock units ("PSUs"), stock options and other equity awards for a period of up to ten years to eligible employees. A total of 16.6 million shares of Common Stock may be granted under the 1994 Plan. At November 30, 1997, RSU and stock option awards by Holdings with respect to 15.6 million shares of Common Stock have been made under the 1994 Plan of which 14.0 million are outstanding and 1.6 million have been converted to freely transferable Common Stock. Holdings will utilize the remaining authorization of 1.0 million shares to satisfy dividend reinvestment requirements for outstanding awards and to fund the annual RSU awards for Holdings' non-employee directors.

  1996 Management Ownership Plan

     During 1996, Holdings' stockholders approved the 1996 Management Ownership Plan (the "1996 Plan") under which awards similar to those of the 1994 Plan may be granted and under which up to 10 million shares of Common Stock may be subject to awards. At November 30, 1997, RSU and stock option awards by Holdings with respect to 4.4 million shares of Common Stock have been made under the 1996 Plan, of which 4.3 million are outstanding and 0.1 million have been converted to freely transferable Common Stock.

  Employee Incentive Plan

     Holdings' Employee Incentive Plan ("EIP") has provisions similar to the 1994 Plan and the 1996 Plan and authorization up to 30 million shares of Common Stock which may be subject to awards. Holdings controls the dilutive impact of these awards through open market purchases. At November 30, 1997, awards with respect to 19.1 million shares of Common Stock have been made under the EIP of which 19.0 million are outstanding and 0.1 million have been converted to freely transferable Common Stock. Approximately 16.0 million of the outstanding awards consist of RSUs which have vesting and transfer restrictions extending through the year 2004.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

  Restricted Stock Units

     The following is a summary of RSUs outstanding under Holdings' stock-based incentive plans:

                                                1994          1996
                                                PLAN          PLAN           EIP           TOTAL
                                             ----------     ---------     ----------     ----------
Balance, November 30, 1994.................   4,605,105                                   4,605,105
                                             ----------     ---------     ----------     ----------
  Granted..................................   8,021,784                    2,039,220     10,061,004
  Canceled.................................    (586,092)                                   (586,092)
                                             ----------     ---------     ----------     ----------
Balance, November 30, 1995.................  12,040,797                    2,039,220     14,080,017
                                             ----------     ---------     ----------     ----------
  Granted..................................     419,614                    7,130,720      7,550,334
  Canceled.................................    (801,614)                    (405,575)    (1,207,189)
  Exchanged for stock without
     restrictions..........................    (474,222)                                   (474,222)
                                             ----------     ---------     ----------     ----------
Balance, November 30, 1996.................  11,184,575                    8,764,365     19,948,940
                                             ----------     ---------     ----------     ----------
  Granted..................................   1,814,685     1,332,250      8,810,609     11,957,544
  Canceled.................................    (846,191)                  (1,530,562)    (2,376,753)
  Exchanged for stock without
     restrictions..........................    (254,894)     (139,371)       (55,825)      (450,090)
                                             ----------     ---------     ----------     ----------
Balance, November 30, 1997.................  11,898,175     1,192,879     15,988,587     29,079,641
                                             ----------     ---------     ----------     ----------

     Eligible employees receive RSUs as a portion of their total compensation in lieu of cash. There is no further cost to employees associated with the RSU awards. Holdings records compensation expense for RSUs based on the market value of its Common Stock and the applicable vesting provisions. RSU awards made to employees have various vesting provisions and generally convert to unrestricted freely transferable Common Stock five years from the grant date. Holdings pays a dividend equivalent on each RSU outstanding based on dividends paid on its Common Stock.

     Of the RSUs outstanding at November 30, 1997, approximately 13.8 million RSUs were vested, approximately 1.4 million RSUs will vest during fiscal 1998, and the remaining RSUs will vest subsequent to November 30, 1998.

     Total compensation cost recognized by Holdings during 1997 and 1996 for Holdings' stock based awards was approximately $162 million and $136 million, respectively.

     In addition to the RSUs included in the above table, subsequent to November 30, 1997, Holdings awarded PSUs under the 1996 Plan and under the EIP to certain senior officers. The number of PSUs which may be earned is dependent upon the achievement of certain performance levels within predetermined performance periods. At the end of a performance period, any PSUs earned will convert one-for-one to RSUs which then vest in three, four or five years. As of December 31, 1997, approximately 1.7 million PSUs have been earned to date, subject to vesting and transfer restrictions.

     The compensation cost for the RSUs payable in satisfaction of PSUs is accrued over the combined performance and vesting periods.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

  Stock Options

                                                                                             WEIGHTED-
                                                                                              AVERAGE
                                1994      REPLACEMENT     1996                               EXERCISE    EXPIRATION
                                PLAN         PLAN         PLAN         EIP        TOTAL        PRICE       DATES
                              ---------   -----------   ---------   ---------   ----------   ---------   ---------
Balance, November 30, 1994... 1,960,720    1,789,769                             3,750,489     $18.00    2/95-5/04
                              ---------    ---------    ---------   ---------   ----------    -------    ---------
  Granted.................... 1,125,000                             1,400,000    2,525,000    $20.875        10/00
  Exercised..................                (68,996)                              (68,996)    $18.00
  Canceled...................    (7,040)    (291,588)                             (298,628)    $18.00
                              ---------    ---------    ---------   ---------   ----------    -------    ---------
Balance, November 30, 1995... 3,078,680    1,429,185                1,400,000    5,907,865     $18.68    5/96-5/04
                              ---------    ---------    ---------   ---------   ----------    -------    ---------
  Granted....................                             825,000   2,650,000    3,475,000     $24.16    3/01-5/01
  Exercised..................   (93,333)    (251,909)                             (345,242)    $18.00
  Canceled...................  (116,667)     (22,247)                (850,000)    (988,914)    $22.83
                              ---------    ---------    ---------   ---------   ----------    -------    ---------
Balance, November 30, 1996... 2,868,680..  1,155,029      825,000   3,200,000    8,048,709     $20.58    2/97-5/04
                              ---------    ---------    ---------   ---------   ----------    -------    ---------
  Granted....................                           2,250,000                2,250,000     $30.52    1/02-3/02
  Exercised..................  (743,040)    (521,192)                           (1,264,232)    $18.85
  Canceled...................                 (4,943)                (150,000)    (154,943)    $23.81
                              ---------    ---------    ---------   ---------   ----------    -------    ---------
Balance, November 30, 1997... 2,125,640      628,894    3,075,000   3,050,000    8,879,534     $23.64    1/98-5/04
                              ---------    ---------    ---------   ---------   ----------    -------    ---------

     At November 30, 1997 and 1996, approximately 8.9 million and 2.6 million options, respectively, were exercisable at weighted-average prices of $23.64 and $18.00, respectively. The weighted average remaining contractual life of the stock options outstanding at November 30, 1997 is 3.3 years. The exercise price for all stock options awarded has been equal to 100% of the market price of Common Stock on the day of grant. As a result of Holdings' stock price exceeding specific target prices, all stock options outstanding as of November 30, 1997 are exercisable.

NOTE 5.  CAPITAL REQUIREMENTS

     As a registered broker dealer, LBI is subject to the Securities and Exchange Commission ("SEC") Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At November 30, 1997, LBI's regulatory net capital, as defined, of $1,484 million exceeded the minimum requirement by $1,359 million.

     In addition to amounts presented in the accompanying Consolidated Statement of Financial Condition as cash and securities segregated and on deposit for regulatory and other purposes, securities with a market value of approximately $1,290 million and $345 million at November 30, 1997 and 1996, respectively, primarily collateralizing securities purchased under agreements to resell, have been segregated in a special reserve bank account for the exclusive benefit of customers pursuant to the Reserve Formula requirements of SEC Rule 15c3-3.

     The Company's "AAA" rated derivatives subsidiary, Lehman Brothers Financial Products Inc. ("LBFP"), has established certain capital and operating restrictions which are reviewed by various rating agencies. At November 30, 1997, LBFP had capital which exceeded the requirement of the most stringent rating agency by approximately $100 million.

     Repayment of subordinated indebtedness and certain advances and dividend payments by LBI are restricted by the regulations of the SEC and other regulatory agencies. In addition, certain instruments governing the indebtedness of LBI contractually limit its ability to pay dividends. At November 30, 1997, $1,603 million of net assets of the Company were restricted as to the payment of dividends, principally as a result of regulations of the SEC and other regulatory agencies.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

NOTE 6.  EMPLOYEE BENEFIT PLANS

     Holdings provides various pension plans for the majority of its employees worldwide. In addition, Holdings provides certain other postretirement benefits, primarily health care and life insurance to eligible employees. The Company records as compensation and benefits its allocated share of the cost of these plans. The following summarizes these plans:

  Pension Plan

     The Company is the principal participant in a noncontributory, domestic, defined benefit pension plan, sponsored by Holdings, which covers substantially all Company employees. The cost of pension benefits for eligible employees, measured by length of service, compensation and other factors, is currently being funded through a trust established under the plan. Funding of retirement costs for the applicable plans complies with the minimum funding requirements specified by the Employee Retirement Income Security Act of 1974, as amended, and other statutory requirements.

     Net (income) expense related to Holdings' domestic defined benefit plan for 1997, 1996 and 1995 consisted of the following components:

                                                                 TWELVE MONTHS ENDED
                                                                     NOVEMBER 30
                                                                ----------------------
                                                                1997     1996     1995
                                                                ----     ----     ----
                                                                    (IN MILLIONS)
        Service cost -- benefits earned during the period.....  $  8     $  7     $ 5
        Interest cost on projected benefit obligation.........    29       28      26
        Actual return on plan assets..........................   (74)     (93)    (72)
        Net amortization and deferral.........................    23       48      37
                                                                ----     ----     ----
        Net (income) expense..................................  $(14)    $(10)    $(4)
                                                                ====     ====     ====

     Plan assets within the trust consist principally of equities and bonds. The actual return on plan assets for 1997, 1996 and 1995 reflects the favorable market environments in those years. In addition, Company contributions increased assets under investment in 1995.

     The following table sets forth the funded status of Holdings' domestic defined benefit plan:

                                                                        NOVEMBER 30
                                                                      ---------------
                                                                      1997      1996
                                                                      -----     -----
                                                                       (IN MILLIONS)
        Actuarial present value of benefit obligations
          Vested benefit obligation.................................  $(444)    $(389)
          Accumulated benefit obligation............................  $(447)    $(391)
                                                                      -----     -----
        Projected benefit obligation................................  $(456)    $(399)
                                                                      -----     -----
        Plan assets at fair value...................................    618       560
                                                                      -----     -----
        Plan assets in excess of projected benefit obligation.......    162       161
        Unrecognized net loss.......................................     47        34
                                                                      -----     -----
        Prepaid pension asset recognized in Holdings' Consolidated
          Statement of Financial Condition..........................  $ 209     $ 195
                                                                      -----     -----

     The weighted average assumed discount rate used in determining the actuarial present value of the projected benefit obligation for the plans was 7.0% and 7.5% in 1997 and 1996, respectively. The weighted

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
average rate of increase in future compensation levels used was 5.0% for 1997 and 1996. The weighted average expected long-term rate of return on assets was 9.25% in 1997, 9.5% in 1996 and 9.75% in 1995.

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

     Net periodic postretirement benefits cost for 1997, 1996, and 1995 consisted of the following components:

                                                                   TWELVE MONTHS ENDED
                                                                       NOVEMBER 30
                                                                  ----------------------
                                                                  1997     1996     1995
                                                                  ----     ----     ----
                                                                      (IN MILLIONS)
        Service cost............................................  $  1     $  1     $ 1
        Interest cost...........................................     3        3       4
        Amortization of unrecognized net reduction in prior
          service cost and unrecognized gain....................    (2)      (1)     (1)
                                                                  ----     ----     ----
        Net periodic postretirement benefits cost...............  $  2     $  3     $ 4
                                                                  ====     ====     ====

     The following table sets forth the amount recognized in the Consolidated Statement of Financial Condition for Holdings' postretirement benefit plans (other than pension plans):

                                                                          NOVEMBER 30
                                                                         -------------
                                                                         1997     1996
                                                                         ----     ----
                                                                         (IN MILLIONS)
        Accumulated postretirement benefit obligation
          Retirees.....................................................  $ 36     $ 36
          Fully eligible active plan participants......................     3        3
          Other active plan participants...............................    10       10
                                                                         ----     ----
                                                                           49       49
                                                                         ----     ----
        Unrecognized net gain..........................................    22       21
        Unrecognized net reduction in prior service cost...............     7        8
                                                                         ----     ----
        Accrued postretirement liability recognized in the Consolidated
          Statement of Financial Condition.............................  $ 78     $ 78
                                                                         ----     ----

     The discount rate used in determining the accumulated postretirement benefit obligation was 7.0% and 7.5% in 1997 and 1996, respectively.

     The annual assumed health care cost trend rate is 8.5% for the year ended November 30, 1998 and is assumed to decrease at the rate of 0.5% per year to 5.5% in the year ended November 30, 2004 and remain at that level thereafter. An increase in the assumed health care cost trend rate by one percentage point in each period would increase the accumulated postretirement benefit obligation as of November 30, 1997 by approximately $5 million.

NOTE 7.  INCOME TAXES

     The Company's income is included in the consolidated U.S. federal income tax return of Holdings and its subsidiaries. The income tax provision for the Company is computed in accordance with the tax sharing

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
agreement between Holdings and its subsidiaries. In accordance with this agreement, the balances due to Holdings at November 30, 1997 and 1996 were $232 million and $169 million, respectively.

     The provision for income taxes consists of the following:

                                                                 TWELVE MONTHS ENDED
                                                                     NOVEMBER 30
                                                               -----------------------
                                                               1997     1996      1995
                                                               ----     -----     ----
                                                                    (IN MILLIONS)
        CURRENT
          Federal............................................  $ 84     $ 177     $ 15
          State..............................................    66        86      (15)
          Foreign............................................    52         6        4
                                                               ----     -----     ----
                                                                202       269        4
                                                               ----     -----     ----
        DEFERRED
          Federal............................................     1      (101)     (11)
          State..............................................    (1)      (48)      16
                                                               ----     -----     ----
                                                               $202     $ 120     $  9
                                                               ====     =====     ====

     Income before taxes included $86 million, $22 million and $24 million that is subject to income taxes of foreign jurisdictions for 1997, 1996 and 1995, respectively.

     The income tax provision (benefit) differs from that computed by using the statutory federal income tax rate for the reasons shown below:

                                                                 TWELVE MONTHS ENDED
                                                                     NOVEMBER 30
                                                                ----------------------
                                                                1997     1996     1995
                                                                ----     ----     ----
                                                                    (IN MILLIONS)
        Federal income taxes at statutory rate................  $208     $108     $ 27
        State and local taxes.................................    42       24        1
        Tax-exempt income.....................................   (45)     (24)     (31)
        Amortization of goodwill..............................     3        3        2
        Other, net............................................    (6)       9       10
                                                                ----     ----      ---
                                                                $202     $120     $  9
                                                                ====     ====      ===

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

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

     At November 30, 1997 and 1996 the deferred tax assets and liabilities consisted of the following:

                                                                         NOVEMBER 30
                                                                        -------------
                                                                        1997     1996
                                                                        ----     ----
                                                                        (IN MILLIONS)
        Deferred tax assets:
          Reserves not currently deductible...........................  $27      $ 32
          Unrealized trading and investment activity..................   38        78
          Other.......................................................    3         3
                                                                        ---      ----
                                                                         68       113
        Less: Valuation allowance.....................................   27        32
                                                                        ---      ----
             Total deferred tax assets net of valuation allowance.....   41        81
                                                                        ---      ----
        Deferred tax liabilities......................................   (2)       (2)
        Net deferred tax asset........................................  $39      $ 79
                                                                        ===      ====

     The net deferred tax assets are included in Other assets in the accompanying Consolidated Statement of Financial Condition. At November 30, 1997, the valuation allowance recorded against deferred tax assets was $27 million compared to $32 million at November 30, 1996. The decrease in the valuation allowance has no impact in the Company's Consolidated Statement of Income since it was primarily associated with a corresponding decrease in the Company's net deferred tax asset.

     For tax return purposes, the Company has approximately $44 million of NOL carryforwards, substantially all of which are attributable to the 1988 acquisition of E.F. Hutton Group, Inc., (now known as LB I Group Inc.). For book purposes, the net deferred tax assets associated with the NOL carryforward has been transferred to Holdings in accordance with the tax sharing agreement. Substantially all of the NOLs are scheduled to expire in the years 1999 through 2009.

     In accordance with the tax sharing agreement with Holdings, the Company was reimbursed for $36 million and $103 million of net deferred tax assets during the fiscal years ended November 30, 1997 and November 30, 1996, respectively.

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

     In the normal course of business, the Company enters into derivative transactions both in a trading capacity and as an end user. Acting in a trading capacity, the Company enters into derivative transactions to satisfy the needs of its clients and to manage the Company's own exposure to market and credit risk resulting from its trading activities in cash instruments (collectively, "Trading-Related Derivative Activities"). As an end user, the Company primarily enters into interest rate swap and option contracts to adjust the interest rate nature of its funding sources from fixed to floating rates and vice versa, and to change the index upon which floating interest rates are based (e.g., Prime to LIBOR) (collectively, "End User Derivative Activities").

     There is an extensive volume of derivative products available in the marketplace which can vary from a simple forward foreign exchange contract to a complex derivative instrument with multiple risk characteristics involving the aggregation of the risk characteristics of a number of derivative product types including swap

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
products, options and forwards. Listed below are examples of various derivative product types along with a brief discussion of the performance mechanics of certain specific derivative instruments.

  Swap Products

     Interest rate swap products include interest rate and currency swaps, leveraged swaps, swap options and other interest rate option products including caps, collars and floors. An interest rate swap is a negotiated OTC contract in which two parties agree to exchange periodic interest payments for a defined period, calculated based upon a predetermined notional amount. Interest payments are usually exchanged on a net basis throughout the duration of the swap contract. A currency swap is an OTC agreement to exchange a fixed amount of one currency for a specified amount of a second currency at the outset and completion of the swap term. Leveraged swaps involve the multiplication of the interest rate factor upon which the interest payment streams are based (i.e., Party A pays 3 times the six month LIBOR). Caps are contractual commitments that require the writer to pay the purchaser the amount by which an interest reference rate exceeds a defined contractual rate, if any, at specified times during the contract. Conversely, a floor is a contractual commitment that requires the writer to pay the amount by which a defined contractual rate exceeds an interest reference rate at specified times over the life of the contract, if any. Commodity swaps are contractual commitments to exchange the fixed price of a commodity for a floating price (which is usually the prevailing spot price) throughout the swap term.

  Options

     Option contracts provide the option purchaser (holder) with the right but not the obligation to buy or sell a financial instrument, commodity or currency at a predetermined exercise price (strike price) during a defined period (American Option) or at a specified date (European Option). The option purchaser pays a premium to the option seller (writer) for the right to exercise the option. The option seller is obligated to buy (call) or sell (put) the item underlying the contract at a set price, if the option purchaser chooses to exercise. Option contracts also exist for various indices and are similar to options on a security or other instrument except that, rather than settling physical with delivery of the underlying instrument, they are cash settled. As a purchaser of an option contract, the Company is subject to credit risk, since the counterparty is obligated to make payments under the terms of the option contract, if the Company exercises the option. As the writer of an option contract, the Company is not subject to credit risk but is subject to market risk, since the Company is obligated to make payments under the terms of the option contract if exercised.

     Option contracts may be exchange-traded or OTC. Exchange-traded options are the obligations of the exchange and generally have standardized terms and performance mechanics. In contrast, all of the terms of an OTC option including the method of settlement, term, strike price, premium and security are determined by negotiation of the parties.

  Futures and Forwards

     Futures contracts are exchange-traded contractual commitments to either receive (purchase) or deliver (sell) a standard amount or value of a financial instrument or commodity at a specified future date and price. Maintaining a futures contract requires the Company to deposit with the exchange an amount of cash or other specified asset as security for its obligation. Additionally, futures exchanges generally require the daily cash settlement of unrealized gains/losses on open contracts with the futures exchange. Therefore, futures contracts provide a reduced funding alternative to purchasing the underlying cash position in the marketplace. Futures contracts may be settled by physical delivery of the underlying asset or cash settlement (for index futures) on the settlement date or by entering into an offsetting futures contract with the futures exchange prior to the settlement date.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

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

     Derivatives are generally based upon notional values. Notional values are not recorded on-balance sheet, but rather are utilized solely as a basis for determining future cash flows to be exchanged. Therefore, notional amounts provide a measure of the Company's involvement with such instruments, but are not indicative of actual or potential risk.

     The following table reflects the notional/contract value of the Company's Trading-Related Derivative Activities:

  Trading-Related Derivative Financial Instruments

                                                       NOTIONAL/CONTRACT VALUE            1997
                                                    -----------------------------       WEIGHTED
                                                    NOVEMBER 30,     NOVEMBER 30,        AVERAGE
                                                        1997             1996           MATURITY
                                                    ------------     ------------     -------------
                                                            (IN MILLIONS)              (IN YEARS)
    Interest rate and currency swaps and options
      (including caps, collars and floors)........   $  990,893       $  722,123           4.65
    Foreign exchange forward and future contracts
      and options.................................      197,093          331,366            .26
    Other fixed income securities contracts
      (including
      futures contracts and options),
      mortgage-backed
      securities forward contracts and options....      330,081          342,859            .92
    Equity contracts (including equity futures,
      warrants and options).......................        5,710            4,060            .47
    Commodity contracts (including swaps, futures,
      forwards and options).......................          565            6,043            .18
                                                    ------------     ------------         -----
         Total....................................   $1,524,342       $1,406,451           3.26
                                                     ==========       ==========      =========

     Of the total notional value at November 30, 1997 and 1996, approximately $1,324 billion and $1,118 billion are over-the-counter and $200 billion and $288 billion are exchange-traded, respectively. The total weighted average maturity at November 30, 1997, for over-the-counter and exchange-traded contracts was
3.63 years and 0.77 years, respectively. Approximately $690 billion of the notional/contract value of the Company's Trading-Related Derivative Activities mature within the year ended November 30, 1998, of which approximately 35% have maturities of less than one month.

     The Company records its Trading-Related Derivative Activities on a mark-to-market basis with realized and unrealized gains and losses recognized currently in Principal transactions in the Consolidated Statement of Income. Unrealized gains and losses on derivative contracts are recorded on a net basis in the Consolidated

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

Statement of Financial Condition for those transactions with counterparties executed under a legally enforceable master netting agreement and are netted across products and against cash collateral when such provisions are stated in the master netting agreement. While the Company may utilize derivative products in all its businesses, the Company views its derivative product revenues as the revenues earned from the Company's fixed income derivative products businesses and foreign exchange and commodity derivatives. Principal transactions and net interest revenues related to the Company's fixed income derivative products business were $189 million for 1997, $319 million for 1996 and $185 million for 1995. Principal transactions and net interest revenues related to foreign exchange and commodity derivatives were $91 thousand for 1997, $61 million for 1996 and $55 million for 1995.

     Listed in the following table is the fair value of the Company's Trading-Related Derivative Activities as of November 30, 1997 and 1996 as well as the average fair value of these instruments. Average fair values of these instruments were calculated based upon month-end statement of financial condition values, which the Company believes does not vary significantly from the average fair value calculated on a more frequent basis. Variances between average fair values and period-end values are due to changes in the volume of activities in these instruments and changes in the valuation of these instruments due to variations in market and credit conditions.

  Fair Value of Trading-Related Derivative Financial Instruments

                                                                               AVERAGE FAIR VALUE*
                                                        FAIR VALUE*            TWELVE MONTHS ENDED
                                                     NOVEMBER 30, 1997          NOVEMBER 30, 1997
                                                   ----------------------     ----------------------
                                                   ASSETS     LIABILITIES     ASSETS     LIABILITIES
                                                   ------     -----------     ------     -----------
                                                                     (IN MILLIONS)
    Interest rate and currency swaps and options
      (including caps, collars and floors).......  $4,123       $ 2,344       $4,227       $ 2,295
    Foreign exchange forward contracts and
      options....................................   1,066         1,072          847         1,120
    Options on other fixed income securities,
      mortgage-backed securities forward
      contracts and options......................     200           200          244           221
    Equity contracts (including equity warrants
      and options)...............................      87            63          102            50
    Commodity contracts (including swaps,
      forwards, and options).....................      52             6           34            19
                                                   ------     -----------     ------     -----------
         Total...................................  $5,528       $ 3,685       $5,454       $ 3,705
                                                   ======       =======       ======       =======

* Amounts represent carrying value (exclusive of collateral) and do not include receivables or payables related to exchange-traded futures contracts.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

                                                                               AVERAGE FAIR VALUE*
                                                        FAIR VALUE*            TWELVE MONTHS ENDED
                                                     NOVEMBER 30, 1996          NOVEMBER 30, 1996
                                                   ----------------------     ----------------------
                                                   ASSETS     LIABILITIES     ASSETS     LIABILITIES
                                                   ------     -----------     ------     -----------
                                                                     (IN MILLIONS)
    Interest rate and currency swaps and options
      (including caps, collars and floors).......  $3,943       $ 3,159       $3,336       $ 1,917
    Foreign exchange forward contracts and
      options....................................     834         1,089          668         1,118
    Options on other fixed income securities,
      mortgage-backed securities forward
      contracts and options......................     221           248          236           237
    Equity contracts (including equity warrants
      and options)...............................     254           127          233            74
    Commodity contracts (including swaps,
      forwards, and options).....................      46            39           51            50
                                                   ------     -----------     ------     -----------
         Total...................................  $5,298       $ 4,662       $4,524       $ 3,396
                                                   ======       =======       ======       =======

---------------
* Amounts represent carrying value (exclusive of collateral) and do not include receivables or payables related to exchange-traded futures contracts.

     Assets included in the preceding table represent the Company's unrealized gains, net of unrealized losses for situations in which the Company has a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties. Therefore, the fair value of assets/liabilities related to derivative contracts at November 30, 1997 represents the Company's net receivable/payable for derivative financial instruments before consideration of collateral. Included within the $5,528 million fair value of assets at November 30, 1997 was $5,444 million related to swaps and OTC contracts and $84 million related to exchange-traded option and warrant contracts. Included within the $5,298 million fair value of assets at November 30, 1996 was $5,044 million related to swaps and OTC contracts and $254 million related to exchange-traded option and warrant contracts.

     The primary difference in risks related to OTC and exchange-traded contracts is credit risk. OTC contracts contain credit risk for unrealized gains from various counterparties for the duration of the contract, net of collateral.

     With respect to OTC contracts, including swaps, the Company views its net credit exposure to be $4,473 million at November 30, 1997 (including $684 million from affiliates), representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of collateral of $971 million.

     Counterparties to the Company's OTC derivative products are primarily financial intermediaries (U.S. and foreign banks), securities firms, corporations, governments and their agencies, finance companies, insurance companies, investment companies and pension funds. Collateral held related to OTC contracts generally includes cash and U.S. government and federal agency securities. Presented below is an analysis of the Company's net credit exposure at November 30, 1997 for OTC contracts based upon internal designations of counterparty credit quality.

                      COUNTERPARTY                     S&P/MOODY'S           NET CREDIT
                       RISK RATING                      EQUIVALENT            EXPOSURE
        -----------------------------------------  --------------------      ----------
             1...................................        AAA/Aaa                 18%
             2...................................   AA-/Aa3 or higher            15%
             3...................................    A-/A3 or higher             55%
             4...................................  BBB-/Baa3 or higher            6%
             5...................................   BB-/Ba3 or higher             5%
             6...................................     B+/B1 or lower              1%

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

     These designations are based on actual ratings made by external rating agencies or by equivalent ratings established and utilized by the Company's Corporate Credit Department.

     The Company is also subject to credit risk related to its exchange-traded derivative contracts. Exchange-traded contracts, including futures and certain options, are transacted directly on the exchange. To protect against the potential for a default, all exchange clearing houses impose net capital requirements for their membership. Additionally, the exchange clearing house requires counterparties to futures contracts to post margin upon the origination of the contract and for any changes in the market value of the contract on a daily basis (certain foreign exchanges provide for settlement within three days). Therefore, the potential for losses from exchange-traded products is limited.

  End User Derivative Activities

     The Company utilizes interest rate swap agreements as an end user to modify the interest rate characteristics of its long-term debt portfolio. The Company actively manages the interest rate exposure on its long-term debt portfolio to more closely match the terms of its debt portfolio to the assets being funded and to minimize interest rate risk. At November 30, 1997 and 1996, the notional value of the Company's end user activities related to its long-term debt obligations was approximately $2.8 billion and $3.7 billion, respectively. (For a further discussion of the Company's long-term debt related end user derivative activities see Note 4.)

     The Company also utilizes derivative products as an end user to modify its interest rate exposure associated with its secured financing activities, including securities purchased under agreements to resell, securities borrowed, securities sold under agreements to repurchase and securities loaned. At November 30, 1997 and 1996, the Company had $127 billion and $114 billion, respectively, of such secured financing activities. As with the Company's long-term debt, its secured financing activities expose the Company to interest rate risk. The Company, as an end user, manages the interest rate risk related to these activities by utilizing derivative financial instruments, including interest rate swaps and purchased options. The Company designates certain specific derivative transactions against specific assets and liabilities with matching maturities. In addition, the Company manages the interest rate risk of anticipated secured financing transactions with derivative products. These derivative products are designated against the existing secured financing transactions for their applicable maturity. The remaining term of these transactions is designated against the anticipated secured financing transactions which will replace the existing secured financing transactions at their maturity. The Company monitors the level of secured financing transactions to ensure that there is a high degree of certainty that the Company will enter into the anticipated secured financing transactions at a level in excess of the designated derivative product transactions. At November 30, 1997 and 1996, the Company, as an end user, utilized derivative financial instruments with an aggregate notional amount of $38.7 billion and $47.6 billion, respectively, to modify the interest rate characteristics of its secured financing activities. The total notional value of these agreements had a weighted average maturity of
0.5 years as of November 30, 1997 and 1996.

     The Company terminated certain swaps designated as hedges of the Company's secured financing activities. At November 30, 1997, a loss of approximately $12 million from these terminated contracts was deferred and will be amortized to interest expense over the original period of the hedge. On an overall basis, the Company's secured financing end user derivative activities (decreased) increased net interest income by approximately $(10) million, $16 million and $39 million for 1997, 1996 and 1995, respectively.

NOTE 9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" requires the Company to report the fair value of financial instruments, as defined. Assets and liabilities that are carried at fair value include all of the Company's trading assets and liabilities including derivative financial instruments used for trading

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
purposes as described in Note 1, which are recorded as securities and other financial instruments owned and securities and other financial instruments sold but not yet purchased.

     Assets and liabilities, which are recorded at contractual amounts that approximate market or fair value include cash and cash equivalents, cash and securities segregated and on deposit for regulatory and other purposes, receivables, certain other assets, commercial paper and short-term debt and payables. The market value of such items are not materially sensitive to shifts in market interest rates because of the limited term to maturity of these instruments and their variable interest rates.

     Financial instruments which are recorded at amounts that do not necessarily approximate market or fair value include long-term debt, certain secured financing activities and the related financial instruments utilized by the Company as an end user to manage the interest rate risk of these exposures. The Company's long-term debt is recorded at contractual or historical amounts. The following table provides a summary of the fair value of the Company's long-term debt and related end user derivative activities. The fair value of the Company's long-term debt was estimated using either quoted market prices or discounted cash flow analyses based on the Company's current borrowing rates for similar types of borrowing arrangements. The unrecognized net gain (loss) related to the Company's end user derivative activities reflects the estimated amounts the Company would receive (pay) if the derivative financial instruments were terminated based on market rates at November 30, 1997 and 1996, respectively.

                                                                        NOVEMBER 30
                                                                     -----------------
                                                                      1997       1996
                                                                     ------     ------
                                                                       (IN MILLIONS)
        Carrying value of long-term debt...........................  $4,542     $4,165
        Fair value of long-term debt...............................   4,673      4,352
                                                                     ------     ------
        Unrecognized net gain (loss) on long-term debt.............  $ (131)    $ (187)
                                                                     ------     ------
        Unrecognized net gain (loss) on long-term debt end user
          activities...............................................  $   46     $   60
                                                                     ======     ======

     The Company carries its secured financing activities, including securities purchased under agreements to resell, securities borrowed, securities sold under agreements to repurchase and securities loaned, at their original contract amount plus accrued interest, which for the majority of such financing activities is an approximation of fair value. At November 30, 1997 and 1996, the Company had $127 billion and $114 billion, respectively, of such secured financing activities. As with the Company's long-term debt, its secured financing activities expose the Company to interest rate risk.

     At November 30, 1997 and 1996, the Company, as an end user, utilized derivative financial instruments with an aggregate notional amount of $38.7 billion and $47.6 billion, respectively, to modify the interest rate characteristics of its secured financing activities. The unrecognized net losses related to these derivative financial instruments were $6 million and $10 million at November 30, 1997 and 1996, respectively.

NOTE 10.  OTHER COMMITMENTS AND CONTINGENCIES

     As of November 30, 1997 and 1996, the Company was contingently liable for $3.2 billion and $2.0 billion, respectively, of letters of credit, primarily used to provide collateral for securities and commodities borrowed and to satisfy margin deposits at option and commodity exchanges and other guarantees.

     As of November 30, 1997 and 1996, in connection with its financing activities, the Company had outstanding commitments under certain lending arrangements of approximately $1.9 billion and $1.6 billion, respectively. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

     As of November 30, 1997 and 1996, the Company had pledged or otherwise transferred securities, primarily fixed income, having a market value of approximately $44.1 billion and $28.2 billion, respectively, as collateral for securities borrowed or otherwise received having a market value of approximately $43.6 billion and $27.6 billion, respectively.

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

     In the normal course of business, the Company is exposed to off-balance sheet credit and market risk as a result of executing, financing and settling various customer security and commodity transactions. Off-balance sheet risk arises from the potential that customers or counterparties fail to satisfy their obligations and that the collateral obtained is insufficient. In such instances, the Company may be required to purchase or sell financial instruments at unfavorable market prices. The Company seeks to control these risks by obtaining margin balances and other collateral in accordance with regulatory and internal guidelines.

     The Company, through its high yield sales and training activities, makes commitments to extend credit in loan syndication transactions principally to below investment grade borrowers and participates a significant portion of these commitments. These commitments, which totaled $1.4 billion at November 30, 1997, are typically secured against the borrower's assets and have fixed maturity dates. The draw down of these facilities is generally contingent upon certain representations, warranties and contractual conditions of the borrower. The total commitments may not be indicative of actual funding requirements as they may expire without being drawn upon and the Company may participate additional amounts in the normal course of its business.

     The Company has commitments to invest up to $325 million in partnerships, which in turn will make direct merchant banking related investments. These commitments will be funded as required through the end of the respective partnerships' investment periods, principally expiring in July 2004.

     The Company is also a sponsor of a fund to provide interim acquisition facilities. In connection therewith, the Company may provide up to $150 million to be used by the fund to provide short-term acquisition financing. Any draw downs under the facility are expected to be repaid within a short-term period.

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

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

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

     Securities and other financial instruments owned by the Company include U.S. government and agency securities, and securities issued by non-U.S. governments which, in the aggregate, represented 15% of the Company's total assets at November 30, 1997. In addition, primarily all of the collateral held by the Company for resale agreements or securities borrowed, which together represented 55% of total assets at November 30, 1997, consisted of securities issued by the U.S. government, federal agencies or non-U.S. governments. In addition to these specific exposures, the Company's most significant concentration is financial institutions, which include other brokers and dealers, commercial banks and institutional clients. This concentration arises in the normal course of the Company's business.

  Lease Commitments

     The Company leases office space and equipment throughout the world and is a party to a ground lease with the Battery Park City Authority covering its headquarters at 3 World Financial Center which extends through 2069. Total rent expense for 1997, 1996 and 1995 was $15 million, $21 million and $31 million, respectively. Certain leases on office space contain escalation clauses providing for additional rentals based upon maintenance, utility and tax increases.

     Minimum future rental commitments under noncancellable operating leases (net of subleases of $138 million) are as follows:

                                                                      AMOUNT
                                                                   -------------
                                                                   (IN MILLIONS)
                Fiscal 1998......................................      $  18
                Fiscal 1999......................................         14
                Fiscal 2000......................................         11
                Fiscal 2001......................................          9
                Fiscal 2002......................................          9
                December 1, 2002 and thereafter..................        165
                                                                       -----
                                                                       $ 226
                                                                       =====

NOTE 11.  RELATED PARTY TRANSACTIONS

     In the normal course of business, the Company engages in various securities trading, investment banking and financing activities with Holdings and many of its subsidiaries (the "Related Parties"). Various charges, such as compensation and benefits, occupancy, administration and computer processing are allocated between the Related Parties, based upon specific identification and allocation methods.

     Holdings has allocated to the Company the cost of certain employees and space in the World Financial Center and 101 Hudson Street, Jersey City, New Jersey. In addition, the Company charges other affiliates of Holdings for their share of costs incurred by the Company. These charges are classified in the Consolidated Statement of Income as Management fees or Compensation and benefits as appropriate.

     In addition, Holdings and subsidiaries of Holdings raise money through short- and long-term funding in the capital markets, which is used to fund the operations of certain of the Company's wholly owned

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
subsidiaries. Advances from Holdings and other affiliates were $14,777 million and $8,552 million at November 30, 1997 and 1996, respectively.

     In connection therewith, advances from Holdings aggregating approximately $12.3 billion and $6.6 billion at November 30, 1997 and 1996, respectively, are generally payable on demand. The average interest rate charged on these advances is primarily based on Holdings' average daily cost of funds, which was 5.8% for the twelve months ended November 30, 1997 and 1996. In addition, the Company had borrowings from subsidiaries of Holdings comprised of approximately $1,414 million and $806 million in subordinated indebtedness at November 30, 1997 and 1996, respectively. Total net interest charges incurred during the twelve months ended November 30, 1997, 1996 and 1995 from Holdings amounted to $565 million, $492 million, $483 million, respectively. In addition, the Company has advances from other subsidiaries of Holdings aggregating approximately $2.5 billion and $2.0 billion, at November 30, 1997 and 1996, respectively, with various repayment terms. The Company had notes and other receivables due from Holdings and subsidiaries of Holdings aggregating approximately $3.0 billion and $4.5 billion at November 30, 1997 and 1996, respectively, with various interest rates and repayment terms.

     The Company believes that amounts arising through related party transactions, including those allocated expenses referred to above, are reasonable and approximate the amounts that would have been recorded if the Company operated as an unaffiliated entity.

     During 1997 and 1996, the Company paid $75 million and $538 million, respectively, to Holdings as a return of capital.

NOTE 12.  OTHER CHARGES

  1996 Severance Charge

     In the fourth quarter of 1996, Holdings recorded an $84 million severance charge ($50 million aftertax) related to certain strategic actions taken to improve ongoing profitability. The severance charge reflected the culmination of a worldwide business unit economic performance review that was undertaken in the fourth quarter of 1996 to focus Holdings on its core investment banking, equity and fixed income sales and trading areas. This formalized review resulted in personnel reductions of approximately 270 people across a number of underperforming fixed income and equity businesses, including exiting the precious metals business in the U.S., Europe and Asia; exiting energy trading in the U.S. and Europe; consolidating Asian fixed income risk management activities into one center in Tokyo; refocusing foreign exchange trading activities, and combining the New York Private Client Services offices. Additionally, the charge reflects various other strategic personnel reductions aimed at delayering management. The Holdings' severance charge has led to personnel cost savings of approximately $90 million annually. Holdings' charge also resulted in a permanent decrease in nonpersonnel expenses of approximately $20 million annually. Holdings intends to reinvest substantially all these savings into certain businesses to expedite Holdings' strategic initiatives; these actions are expected to result in improved operating revenues.

     The Company recorded a $23 million severance charge ($14 million aftertax) in the fourth quarter of 1996 related to these actions. The Company's cash outlays relating to the charge were approximately $12 million in the fourth quarter of 1996 and approximately $11 million during fiscal 1997.

  1995 Restructuring Charge

     During the fourth quarter of 1995, the Company recorded a charge of $43 million pretax ($26 million aftertax) for occupancy-related real estate and severance expenses. The occupancy-related real estate component of the charge, $26 million pretax ($16 million aftertax), resulted from a complete global review of the Company's real estate requirements at current headcount levels and the elimination of excess real estate, primarily in its New York, London and Tokyo locations. The charge included the cost to write-down the

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
carrying value of leasehold improvements as well as the difference between expected operating costs and projected sublease recoveries. In addition, the restructuring charge included a $17 million pretax ($10 million aftertax) component related to severance payments made during the fourth quarter. The severance component of the charge related to payments made to terminated personnel arising from a fourth quarter formalized business unit productivity review.

NOTE 13.  QUARTERLY INFORMATION (UNAUDITED)

     The following information represents the Company's unaudited quarterly results of operations for 1997 and 1996. Certain amounts reflect reclassifications to conform to the current period's presentation. These quarterly results reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results. Revenues and earnings of the Company can vary significantly from quarter to quarter due to the nature of the Company's business activities.

                                                  1997                                   1996
                                  ------------------------------------   ------------------------------------
                                  NOV. 30   AUG. 31   MAY 31   FEB. 29   NOV. 30   AUG. 31   MAY 31   FEB. 28
                                  -------   -------   ------   -------   -------   -------   ------   -------
                                                                 (IN MILLIONS)
Total revenues..................  $ 4,043   $ 3,927   $3,405   $ 3,440   $ 3,265   $ 3,057   $3,107   $ 3,068
Interest expense................    3,319     3,228    2,850     2,819     2,554     2,614    2,492     2,461
                                   ------    ------   ------    ------    ------    ------   ------    ------
Net revenues....................      724       699      555       621       711       443      615       607
Non-interest expenses
  Compensation and benefits.....      278       391      259       360       335       267      303       314
  Other expenses................      119       197      210       192       207       186      217       215
  Restructuring charge..........                                              23
                                   ------    ------   ------    ------    ------    ------   ------    ------
     Total non-interest
       expenses.................      397       588      469       552       565       453      520       529
                                   ------    ------   ------    ------    ------    ------   ------    ------
Income (loss) before taxes......      327       111       86        69       146       (10)      95        78
Provision for (benefit from)
  income taxes..................      126        27       27        22        57       (10)      40        33
                                   ------    ------   ------    ------    ------    ------   ------    ------
Net income (loss)...............  $   201   $    84   $   59   $    47   $    89   $     0   $   55   $    45
                                   ======    ======   ======    ======    ======    ======   ======    ======

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                          DESCRIPTION
-------   -------------------------------------------------------------------------------------
   3.1    Restated Certificate of Incorporation of the Registrant dated May 27, 1994
          (incorporated by reference to Exhibit 3.1 of the Registrant's Transition Report on
          Form 10-K for the eleven months ended November 30, 1994).
   3.2    By-Laws of the Registrant, amended as of March 26, 1997 (incorporated by reference to
          Exhibit 10 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended
          February 28, 1997).
   4.1    The instruments defining the rights of holders of the long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of
          Item 601 of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.
  10.1    Agreement of Tenants-In-Common by and among American Express Company, American
          Express Bank Ltd., American Express Travel Related Services Company, Inc., Shearson
          Lehman Brothers Inc., Shearson Lehman Government Securities, Inc. and Shearson Lehman
          Commercial Paper Incorporated (incorporated by reference to Exhibit 10.1 of Lehman
          Brothers Holdings Inc.'s Transition Report on Form 10-K for the eleven months ended
          November 30, 1994.)
  12.1    Computation in support of ratio of earnings to fixed charges.*
  21.1    Pursuant to General Instruction I of Form 10-K, the list of the Registrant's
          Subsidiaries is omitted.
  23.1    Consent of Ernst & Young LLP.*
  24.1    Powers of Attorney.*
  27.1    Financial Data Schedule.*

---------------

* Filed herewith.