Form 10-Q
period 1998-02-28
LEHMAN BROTHERS INC//
filed 1998-04-14
CIK 728586

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


               [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1998

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
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

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

As of April 13, 1998, 1,006 shares of the Registrant's Common Stock, par value $.10 per share, were outstanding.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES

                                    FORM 10-Q

                     FOR THE QUARTER ENDED FEBRUARY 28, 1998

                                      INDEX

Part I.           FINANCIAL INFORMATION                             Page Number

 Item 1.      Financial Statements - (unaudited)

                   Consolidated Statement of Income -
                     Three Months Ended
                     February 28, 1998 and 1997 ............................3


                   Consolidated Statement of Financial Condition -
                     February 28, 1998 and November 30, 1997 ...............4

                   Consolidated Statement of Cash Flows -
                     Three Months Ended
                     February 28, 1998 and 1997.............................6


                   Notes to Consolidated Financial Statements...............8

 Item 2.      Management's Discussion and Analysis of
                        Financial Condition and Results of Operations.......14

Part II.          OTHER INFORMATION

 Item 1.      Legal Proceedings     ........................................27

 Item 6.      Exhibits and Reports on Form 8-K          ....................28

Signatures..................................................................29

EXHIBIT INDEX         ......................................................30

Exhibits

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                        CONSOLIDATED STATEMENT of INCOME
                                   (Unaudited)
                      (In millions, except per share data)

                                                       Three months ended
                                                  February 28      February 28
                                                     1998             1997
                                                  -------------     ----------
Revenues
    Principal transactions                            $  282          $  226
    Investment banking                                   259             192
    Commissions                                           95              83
    Interest and dividends                             3,460           2,931
    Other                                                  6               8
                                                    --------        --------
         Total revenues                                4,102           3,440
    Interest expense                                   3,356           2,819
                                                       -----           -----
         Net revenues                                    746             621
                                                      ------          ------
Non-interest expenses
    Compensation and benefits                            364             360
    Brokerage, commissions and clearance fees             42              50
    Professional services                                 20              21
    Occupancy and equipment                               16              16
    Communications                                        23              22
    Business development                                  19              17
    Depreciation and amortization                         13              13
    Management fees                                       32              41
    Other                                                 15              12
                                                      ------          ------
          Total non-interest expenses                    544             552
                                                       -----           -----
Income before taxes                                      202              69
    Provision for income taxes                            76              22
                                                      ------          ------
Net income                                             $ 126          $   47
                                                       =====          ======



                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)
                                  (In millions)


                                                      February 28    November 30
ASSETS                                                    1998           1997
                                                      ------------  ------------
Cash and cash equivalents                             $      254     $     220

Cash and securities segregated and on deposit
  for regulatory and other purposes                        1,122         1,128

Securities and other financial instruments owned:
   Governments and agencies                               19,313        17,467
   Corporate equities                                      6,919         5,439
   Corporate debt and other                                7,708         5,544
   Mortgages and mortgage-backed                           4,059         2,751
   Derivatives and other contractual agreements            5,435         5,528
   Certificates of deposit and other money market
     instruments                                           1,952         2,248
                                                         -------      --------
                                                          45,386        38,977
                                                          ------      --------
Collateralized short-term agreements:
   Securities purchased under agreements to resell        56,526        49,610
   Securities borrowed                                    17,599        13,661

Receivables:
   Brokers, dealers and clearing organizations             2,381         3,148
   Customers                                               3,327         3,874
   Others                                                  4,091         3,107

Property, equipment and leasehold improvements
  (net of accumulated depreciation and amortization
  of $540 in 1998 and $533 in 1997)                          259           262

Other assets                                                 187           146

Excess of cost over fair value of net assets
  Acquired (net of accumulated amortization
  of $103 in 1998 and $102 in 1997)                          157           158
                                                        --------      --------
       Total assets                                     $131,289      $114,291
                                                        ========      ========


                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
            CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (Continued)
                                   (Unaudited)
                        (In millions, except share data)

                                                      February 28    November 30
                                                          1998         1997
                                                      --------------------------

LIABILITIES AND STOCKHOLDER'S EQUITY
Commercial paper and short-term debt                   $  1,410     $      740
Securities and other financial instruments sold
but not yet purchased:
   Governments and agencies                              11,497          8,556
   Corporate equities                                     3,827          3,124
   Corporate debt and other                               1,611          1,664
   Derivatives and other contractual agreements           3,189          3,685
                                                        -------        -------
                                                         20,124         17,029
                                                         ------         ------
Collateralized short-term financings:
   Securities sold under agreements to repurchase        62,264
                                                                        56,017
   Securities loaned                                      9,756          7,764
Advances from Holdings and other affiliates              18,381         14,777
Payables:
   Brokers, dealers and clearing organizations            4,682          3,127
   Customers                                              6,273          6,118
Accrued liabilities and other payables                    1,791          2,166
Long-term debt:
   Senior notes                                             155            229
   Subordinated indebtedness                              4,316          4,313
                                                      ---------      ---------
           Total liabilities                            129,152        112,280
                                                        -------        -------

Commitments and contingencies

STOCKHOLDER'S EQUITY
   Preferred stock, $0.10 par value;
     10,000 shares authorized:
       None outstanding
   Common stock, $0.10 par value;
     10,000 shares authorized;
       1,006 shares issued and outstanding
   Additional paid-in capital                            1,756           1,756
   Foreign currency translation adjustment                   3               3
   Retained earnings                                       378             252
                                                      --------     -----------
            Total stockholder's equity                   2,137           2,011
                                                      --------      ----------
            Total liabilities and
               stockholder's equity                   $131,289        $114,291
                                                      ========        ========

                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)

                                                                                            Three months ended
                                                                                  February 28                February 28
                                                                                     1998                       1997
                                                                                  ----------               -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                          $   126                   $     47
Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
  Depreciation and amortization                                                          13                         13
  Provisions for losses and other reserves                                               13                          9
  Other adjustments                                                                       8                          1
Net change in:
  Cash and securities segregated                                                          6                       (372)
  Securities and other financial instruments owned                                   (6,409)                    (4,262)
  Securities purchased under agreements to resell                                    (6,916)                    (4,620)
  Securities borrowed                                                                (3,938)                    (6,915)
  Receivables from brokers, dealers and clearing organizations                          767                      1,485
  Receivables from customers                                                            547                       (550)
  Securities and other financial instruments sold but
     not yet purchased                                                                3,095                      3,376
  Securities sold under agreements to repurchase                                      6,247                      9,780
  Securities loaned                                                                   1,992                      3,667
  Payables to brokers, dealers and clearing organizations                             1,555                       (434)
  Payables to customers                                                                 155                     (1,325)
  Accrued liabilities and other payables                                               (388)                      (188)
  Other operating assets and liabilities, net                                        (1,030)                       373
                                                                                   --------                   --------

          Net cash provided by (used in) operating activities                       $(4,157)                  $     85
                                                                                    --------                  --------


                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                                   (Unaudited)
                                  (In millions)


                                                                                            Three months ended
                                                                                  February 28                 February 28
                                                                                     1998                        1997
                                                                                  -----------               -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of senior notes                                                      $  (79)
Proceeds from issuance of subordinated indebtedness                                        300                     $308
Principal payments of subordinated indebtedness                                           (300)                      (9)
Net proceeds from commercial paper and
    short-term debt                                                                        670                     (670)
Increase in advances from Holdings and other affiliates                                  3,604                      833
Capital contributions                                                                                                36
Dividends and capital distributions paid                                                                            (12)
                                                                                         -----                    -----
            Net cash provided by financing activities                                    4,195                      486
                                                                                         -----                    -----

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, equipment and leasehold improvements                                  (4)                      (2)
                                                                                       -------                  -------
           Net cash used in investing activities                                            (4)                      (2)
                                                                                       --------                 -------
           Net change in cash and cash equivalents                                          34                      569
                                                                                        ------                    -----
Cash and cash equivalents, beginning of period                                             220                      396
                                                                                         -----                    -----
           Cash and cash equivalents, end of period                                      $ 254                     $965
                                                                                         =====                     ====


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)

         Interest paid totaled $3,372 and $2,833 for the three months ended February 28, 1998 and 1997, respectively. Income taxes paid totaled $139 and $27 for the three months ended February 28, 1998 and 1997, respectively.


                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation:

         The consolidated financial statements include the accounts of Lehman Brothers Inc. ("LBI") and subsidiaries (collectively, the "Company"). The
Company is a wholly-owned subsidiary of Lehman Brothers Holdings Inc. ("Holdings"). LBI is one of the leading global investment banks serving institutional, corporate, government and high-net-worth individual clients and customers. The Company's worldwide headquarters in New York are complemented by offices in additional locations in North America, Europe, the Middle East, Latin America and the Asia Pacific Region. The Company is engaged in providing financial services. All material intercompany accounts and transactions have been eliminated in consolidation. The Company's financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") with respect to the Form 10-Q and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures which are normally required under generally accepted accounting principles have been omitted. The Consolidated Statement of Financial Condition at November 30, 1997 was derived from the audited financial statements. It is recommended that these consolidated financial statements be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the twelve months ended November 30, 1997 (the "Form 10-K").

         The nature of the Company's business is such that the results of any interim period may vary significantly from quarter to quarter and may not be indicative of the results to be expected for the fiscal year. Certain prior period amounts reflect reclassifications to conform to the current period's presentation.

2.  Accounting Policies:

         On January 1, 1998, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" became fully effective. Previously, the FASB had deferred until that date certain provisions of SFAS No. 125 pertaining to repurchase agreements, securities lending and similar financing transactions. As a result of adopting the deferred provisions of SFAS No. 125, the Company recognized approximately $100 million of collateral controlled on certain financing transactions and a corresponding obligation to return such collateral at the termination of such transactions.

         In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (the "SOP"). The SOP requires that certain costs incurred in connection with developing or obtaining software for internal use be capitalized. The SOP requires prospective application as of the beginning of an entity's fiscal year without adjustment for costs that would have been capitalized had the SOP been in effect in prior periods. The Company has elected early adoption of this accounting pronouncement effective as of the beginning of its 1998 fiscal year and capitalized approximately $1 million of internal use software costs during the first quarter of 1998.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS



3.  Long-Term Debt:

         During the three months ended February 28, 1998, the Company issued $300 million of subordinated indebtedness maturing 2008. This issuance has been effectively converted to a floating rate obligation, based on the London Interbank Offered Rate ("LIBOR") through the use of an interest rate swap. In addition, $379 million of long-term debt matured during the three months ended February 28, 1998.

4.  Capital Requirements:

         As a registered broker-dealer, LBI, is subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At February 28, 1998, LBI's regulatory net capital, as defined, of $1,477 million exceeded the minimum requirement by $1,348 million.

         The Company's "AAA" rated derivatives subsidiary, Lehman Brothers Financial Products Inc. ("LBFP"), has established certain capital and operating restrictions which are reviewed by various rating agencies. At February 28, 1998, LBFP had capital which exceeded the requirement of the most stringent rating agency by approximately $95 million.

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

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS


5.  Derivative Financial Instruments:

         In the normal course of business, the Company enters into derivative transactions to satisfy the needs of its clients and to manage the Company's own exposure to market and credit risks resulting from its trading activities in cash instruments (collectively, "Trading-Related Derivative Activities").

         The Company records its Trading-Related Derivative Activities on a mark-to-market basis with realized and unrealized gains and losses recognized currently in Principal transactions in the Consolidated Statement of Income. Unrealized gains and losses on derivative contracts are recorded on a net basis in the Consolidated Statement of Financial Condition for those transactions with counterparties executed under a legally enforceable master netting agreement and are netted across products and against cash collateral when such provisions are stated in the master netting agreement. Listed in the following table is the fair value and average fair value of the Company's Trading-Related Derivative Activities. Average fair values of these instruments were calculated based upon month-end statement of financial condition values, which the Company believes do not vary significantly from the average fair value calculated on a more frequent basis. Variances between average fair values and period-end values are due to changes in the volume of activities in these instruments and changes in the valuation of these instruments due to variations in market and credit conditions.

                                                                                                     Average Fair Value*
                                                                       Fair Value*                   Three Months Ended
                                                                 February 28, 1998                    February 28, 1998
                                                                 -----------------                    -----------------
(in millions)                                                     Assets      Liabilities          Assets       Liabilities
---------------------------------------------------------------------------------------------------------------------------
Interest rate and currency swaps and options
     (including caps, collars and floors)                         $4,327        $2,309            $4,500         $2,317
Foreign exchange forward contracts and options                       688           459               863            681
Options on other fixed income securities,
     mortgage-backed securities forward contracts
     and options                                                     228           198               231            240
Equity contracts (including equity swaps, warrants
     and options)                                                    171           213               185            196
Commodity contracts (including swaps, forwards,
     and options)                                                     21            10                34              9
                                                                -------------------------------------------------------

Total                                                             $5,435        $3,189            $5,813         $3,443
                                                                -------------------------------------------------------


* Amounts represent carrying value (exclusive of collateral) and do not include receivables or payables related to exchange-traded futures contracts.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                 Average Fair Value*
                                                                       Fair Value*              Twelve Months Ended
                                                                November 30, 1997                November 30, 1997
                                                                -----------------               -------------------
(in millions)                                                     Assets      Liabilities          Assets       Liabilities
---------------------------------------------------------------------------------------------------------------------------
Interest rate and currency swaps and options
     (including caps, collars and floors)                         $4,123        $2,344             $4,227        $2,295
Foreign exchange forward contracts and options                     1,066         1,072                847         1,120
Options on other fixed income securities,
     mortgage-backed securities forward contracts
     and options                                                     200           200                244           221
Equity contracts (including equity swaps, warrants
     and options)                                                     87            63                102            50
Commodity contracts (including swaps, forwards,
     and options)                                                     52             6                 34            19
                                                                 ------------------------------------------------------

Total                                                             $5,528        $3,685             $5,454        $3,705
                                                                  -----------------------------------------------------

* Amounts represent carrying value (exclusive of collateral) and do not include receivables or payables related to exchange-traded futures contracts.

         Assets included in the table above and on the previous page represent the Company's unrealized gains, net of unrealized losses for situations in which the Company has a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties. Therefore, the fair value of assets/liabilities related to derivative contracts at February 28, 1998 represents the Company's net receivable/payable for derivative financial instruments before consideration of collateral. Included within the $5,435 million fair value of assets at February 28, 1998 was $5,327 million related to swaps and OTC contracts and $108 million related to exchange-traded option and warrant contracts. Included within the $5,528 million fair value of assets at November 30, 1997 was $5,444 million related to swaps and OTC contracts and $84 million related to exchange-traded option and warrant contracts.

         With respect to OTC contracts, including swaps, the Company views its net credit exposure to be $4,503 million at February 28, 1998 (including $611 million from affiliates), representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of collateral of $824 million. Presented below is an analysis of the Company's net credit exposure at February 28, 1998 for OTC contracts based upon internal designations of counterparty credit quality.

Counterparty            S&P/Moody's
 Risk Rating            Equivalent                        Net Credit Exposure
------------            -------------------------         -------------------
       1                AAA/Aaa                           23%
       2                AA-/Aa3 or higher                 16%
       3                A-/A3 or higher                   44%
       4                BBB-/Baa3 or higher                8%
       5                BB-/Ba3 or higher                  8%
       6                B+/B1 or lower                     1%

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS


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

         For a further discussion of the Company's derivative related activities, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Financial Instruments and Derivatives" and Note 1 and 8 to the Consolidated Financial Statements, included in the Form 10-K.

6.  Other Commitments and Contingencies:

         In connection with its financing activities, the Company has outstanding commitments under certain lending arrangements of approximately $1.9 billion at February 28, 1998 and November 30, 1997. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness.

         The Company, through its high yield sales and trading activities, makes commitments to extend credit in loan syndication transactions principally to below investment grade borrowers and participates a significant portion of these commitments. These commitments, which are net of syndications and participations totaled $1.2 billion and $1.4 billion at February 28, 1998 and November 30, 1997, respectively, are typically secured against the borrower's assets and have fixed maturity dates. The draw down of these facilities is generally contingent upon certain representations, warranties and contractual conditions of the borrower. The total commitments may not be indicative of actual funding requirements as they may expire without being drawn upon and the Company may participate additional amounts in the normal course of its business.

         The Company has commitments to invest up to $280 million in partnerships, which in turn will make direct merchant banking related investments. These commitments will be funded as required through the end of the respective partnerships' investment periods, principally expiring in 2004.

         The Company is also a sponsor of a fund to provide interim acquisition facilities. In connection therewith, the Company may provide up to $150 million to be used by the fund to provide short-term acquisition financing. Any draw downs under the facility are expected to be repaid within a short-term period.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS


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

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Business Environment

         The principal business activities of the Company are investment banking and securities trading and sales, which by their nature are subject to volatility, primarily due to changes in interest and foreign exchange rates and security valuations, global economic and political trends and industry competition. As a result, the Company's revenues and earnings may vary significantly from quarter to quarter and from year to year.

         The generally favorable market and economic conditions that characterized fiscal 1997 continued into the first three months of the Company's fiscal year ("fiscal 1998"). During the first three months of fiscal 1998, investor demand in the worldwide debt and equity markets remained strong led by the U.S. economy and the favorable interest-rate environment. The pace of underwriting for combined fixed income and equity securities accelerated to record levels. The unabated pace of global merger and acquisition activity fueled financing of all types. Investors continued to focus on worldwide market conditions particularly with respect to the potential effects of the Asian crisis which occurred during the latter half of 1997, as well as any signs of weakening in the U.S. economy.

         In the global fixed income markets, fiscal 1998 began with uncertainty as investors focused on whether the U.S. Federal Reserve Board (the "Fed") would change the overnight lending rate from 5.5% and whether the crisis which occurred in the Asian region in 1997 would have a negative impact on the U.S. economy. By the end of January, however, the bond markets rallied when the Fed left rates unchanged. In fact, rates on the 30-year U.S. Treasury remained below 6% for most of the first quarter of 1998. In Europe, the economic environment remained extremely favorable throughout the first quarter. Low levels of inflation and the continued strength of the U.S. dollar propelled the European bond markets, especially in some of the smaller markets (e.g., Italy and Spain). In Japan, the weakening economy drove bond yields to new record lows not seen by any modern, industrialized country.

         U.S. equity markets continued to recover from the 1997 Asian correction, and most equity indices posted successive record highs during the quarter. Concerns about earnings weakness related to Asia and several corporate profit warnings, prompted analysts to reduce their earnings expectations for the beginning of 1998. Nevertheless, profit margins expanded early in fiscal 1998 to 6.5%, the highest since the 1960's, while inflation fell further during the quarter, from a 1.8% annual rate to 1.4%, helped in part by lower oil prices. These factors, combined with the maintenance of the 30-year U.S. treasury yield below 6%, expanded the "price to earnings" multiple: the forward "price to earnings" multiple on the U.S. stock market rose from 18.9 at the beginning of the quarter to 20.6 in February. Thus, despite slowing profit growth, the S&P 500 returned almost 10% for the quarter. After a strong performance in 1997, the European equity markets rose even more rapidly during fiscal 1998, with a corresponding increase in trading volumes. The Financial Times - S&P European Index recorded a 17% gain in dollar terms, fueled by the rally in bonds, with smaller markets achieving the best performance. Elsewhere, the stock markets of Southeast Asia rebounded from the lows reached in January 1998, but remained well below levels of a year ago. In Japan, the equity market failed to make any progress during fiscal 1998.

                     LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



         Worldwide underwriting volumes in fixed income products were unprecedented during fiscal 1998. U.S. underwriting volumes, while experiencing a slowdown in December 1997 and January 1998, strengthened over the prior year led by the issuance of corporate, high yield and asset-backed bonds. Issuers came to market to take advantage of the historically attractive yields, as well as favorable pricing in the spread sectors. Equity and equity-related underwriting volumes declined slightly during fiscal 1998 from the comparable period in fiscal 1997. During fiscal 1998, companies reduced their reliance on equity and equity-related underwriting as a result of the use of stock-for-stock mergers and acquisitions activity and the favorable borrowing rate environment. Although the average equity deal size in terms of dollar value increased during fiscal 1998, the actual number of equity and equity-related deals was overshadowed by the number of debt deals at a rate not seen since the fourth quarter of 1990.

         Corporate Finance Advisory activities continued unabated during the first three months of fiscal 1998. Coming off a record year in 1997, the first quarter of 1998 continued to reflect the continuing trend of consolidation and globalization across industry sectors and the overall strength in the global capital markets.

         Strong financial markets characterized fiscal 1998; nevertheless, the financial services industry is cyclical. As a result, the Company's businesses are evaluated across market cycles for operating profitability and their contribution to the Company's long-term strategic objectives. The Company strives to minimize the effects of economic downturns through its diversified product base; stringent cost controls, global presence and risk management practices.













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

                     LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations
For the Three Months Ended February 28, 1998 and 1997
-----------------------------------------------------

         The Company reported net income of $126 million for the first quarter ended February 28, 1998 representing an increase of 168% from net income of $47 million for the first quarter ended February 28, 1997. This increase reflected across-the-board strength in the Company's fixed income and investment banking businesses. The Company's earnings momentum and profitability increased significantly throughout the first quarter of 1998.

         Net revenues increased to $746 million for the first quarter of 1998 from $621 million for the first quarter of 1997. The increase in net revenues from the first quarter of 1997 resulted from continued strong performance in a number of higher-margin businesses including the global merger and acquisition advisory business and high yield trading and origination.

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

         Net revenues from the Company's market-making and trading activities in fixed income and equity products are recognized as either principal transactions or net interest revenues depending upon the method of financing and/or hedging related to specific inventory positions. The Company evaluates its trading strategies on an overall profitability basis which includes both principal transactions revenues and net interest. Therefore, changes in net interest should not be viewed in isolation but should be viewed in conjunction with revenues from principal transactions. Increased principal transactions revenues across many of the Company's fixed income product lines were partially offset by increased interest expenses resulting from a shift in the composition of the Company's fixed income portfolio and an increase in financing costs associated with higher equity inventory levels.

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


Three Months Ended February 28, 1998

                                      Principal
                                  Transactions and                         Investment
                                    Net Interest         Commissions         Banking         Other         Total
---------------------------------------------------------------------------------------------------------------------------
Fixed Income                               $374              $  4             $125             $2           $505
Equity                                       22                87               52                           161
Corporate Finance Advisory                   (3)                                73                            70
Merchant Banking                             (7)                                 9                             2
Other                                                           4                               4              8
---------------------------------------------------------------------------------------------------------------------------
                                           $386               $95             $259             $6           $746
---------------------------------------------------------------------------------------------------------------------------



Three Months Ended February 28, 1997

                                      Principal
                                  Transactions and                         Investment
                                    Net Interest         Commissions         Banking         Other         Total
---------------------------------------------------------------------------------------------------------------------------
Fixed Income                               $302              $  9            $  88             $1           $400
Equity                                       36                70               54              1            161
Corporate Finance Advisory                                     45                              45
Merchant Banking                             (3)                                 3
Other                                         3                 4                2              6             15
---------------------------------------------------------------------------------------------------------------------------
                                           $338               $83             $192             $8           $621
---------------------------------------------------------------------------------------------------------------------------

         Fixed Income. The Company's fixed income net revenues reflect customer flow activities (both institutional and high-net-worth retail), secondary trading, debt underwriting, syndicate and financing activities related to fixed income products. Fixed income products include dollar- and non-dollar government securities, mortgage- and asset-backed securities, money market products, dollar- and non-dollar corporate debt securities, emerging market securities, municipal securities, financing (global access to debt financing sources including repurchase and reverse repurchase agreements), foreign exchange and fixed income derivative products. Fixed income net revenues increased 26% to $505 million for the first quarter of 1998 from $400 million for the first quarter of 1997. The increase in the first quarter results versus the prior year quarter reflected increased revenues from a number of fixed income products including improved performance in both sales and trading and syndicate activities in high yield corporates as well as increased contributions from municipals, governments and foreign exchange. Investment banking revenues, as a component of fixed income revenues, increased to $125 million for the first

                     LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


quarter of 1998 from $88 million for the first quarter of 1997 due to increased underwriting fees, particularly in high yield corporates.

         Equity.  Equity net revenues  reflect  customer flow  activities  (both institutional and high-net-worth retail), secondary trading, equity underwriting, equity finance and equity arbitrage activities. The Company's equity net revenues were $161 million for the first quarter of 1998, unchanged from the first quarter of 1997.

         Corporate Finance Advisory. Corporate finance advisory net revenues, classified in the Consolidated Statement of Income as a component of investment banking revenues, result primarily from fees earned by the Company in its role as strategic advisor to its clients. This role consists of advising clients on mergers and acquisitions, divestitures, leveraged buyouts, financial restructurings, and a variety of cross-border transactions. Net revenues from corporate finance advisory activities increased to $70 million for the first quarter of 1998, reflecting a 56% increase from the $45 million recognized in the first quarter of 1997. This increase reflected the closing of several large transactions in the first quarter of 1998 and continued strength in the overall merger and acquisition market environment. During the first calendar quarter, the volume of announced domestic M&A transactions was $68 billion, earning the Company a #1 ranking in this category. In addition, the volume of pending domestic M&A transactions was $165 billion at March 31, 1998. Ranking and volume information are based on data supplied by Securities Data Company.

         Merchant Banking. The Company is the general partner for five active merchant banking partnerships. Current merchant banking investments held by the partnerships include both publicly traded and privately held companies. Merchant banking net revenues primarily represent the Company's proportionate share of net realized and unrealized gains and losses from the sale and revaluation of investments held by the partnerships. Such amounts are classified in the Consolidated Statement of Income as a component of investment banking revenues. Merchant banking net revenues also reflect the net interest expense relating to the financing of the Company's investment in the partnerships. Merchant banking net revenues were $2 million for the first quarter of 1998 and less than $1 million in the first quarter of 1997.

                     LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         Non-Interest Expenses. Non-interest expenses were $544 million for the first quarter of 1998 and $552 million for the first quarter of 1997. Management fees represent the allocation of various charges, such as compensation and benefits, occupancy, administration and computer processing between the Company, Holdings and other affiliates based upon certain allocation methods. During fiscal 1998, the decrease in management fees was a result of reduced affiliate activities on behalf of LBI as well as increased Company activities on behalf of affiliates.

         Income Taxes. The Company's income tax provision was $76 million for the first quarter of 1998 compared to $22 million for the first quarter of 1997. The effective tax rate was 38% for the first quarter of 1998 and 32% for the first quarter of 1997. The 1998 effective tax rate reflects a significantly higher level of pretax earnings, which resulted in an increase in income subject to state and local taxes and decreased the effects of the benefits derived from tax-exempt income.

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

The Company's total assets increased to $131.3 billion at February 28, 1998 from $114.3 billion at November 30, 1997 reflecting the strategic expansion of certain business lines. This continued focus on growing higher margin businesses resulted in increased levels of mortgages, corporate bonds and equities at February 28, 1998 compared to November 30, 1997. The Company also positioned itself to benefit from favorable conditions in the worldwide fixed income markets by increasing its secured customer financing activities.

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

The primary goal of the Company's funding policies is to provide sufficient liquidity and availability of funding sources across a wide range of market environments. There are five key elements of its funding strategy that the Company attempts to achieve:

(1) Maintain an appropriate Total Capital structure to support the business activities in which the Company is engaged. Total Capital is defined as long-term debt, preferred stock and common stockholder's equity.

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

(5) Maintain funding availability in excess of actual utilization.

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

The amount of the Company's collateralized borrowing activities will vary reflecting changes in the mix and overall levels of securities and other financial instruments owned and global market conditions. The majority of the Company's assets are funded with collateralized borrowing sources. At February 28, 1998 and November 30, 1997, $89 billion and $77 billion, respectively, of the Company's total balance sheet was financed using collateralized borrowing sources.

As of February 28, 1998 and November 30, 1997, short-term debt was $1.4 billion and $740 million, respectively. There was no commercial paper outstanding at February 28, 1998 or November 30, 1997.

                     LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Total Capital

In accordance with the Company's liquidity plan, the Company increased its Total Capital base in 1998 to $6.61 billion at February 28, 1998 from $6.55 billion at November 30, 1997. Total Capital increased due to the retention of earnings.

                                     February 28           November 30
(in millions)                           1998                  1997
---------------------------------------------------------------------------
Long-term Debt
     Senior Notes                     $    155              $   229
     Subordinated Indebtedness           4,316                4,313
                                       -------              -------
                                         4,471                4,542

Stockholder's Equity                     2,137                2,011

---------------------------------------------------------------------------
Total Capital                           $6,608               $6,553
---------------------------------------------------------------------------

During the first quarter of 1998, the Company issued $300 million in long-term debt and approximately $379 million of long-term debt matured. Long-term debt decreased to $4.47 billion at February 28, 1998 from $4.54 billion at November 30, 1997 with a weighted average maturity of 4.7 years at February 28, 1998 and
4.5 years at November 30, 1997.

At February 28, 1998, the Company had approximately $795 million available for the issuance of debt securities under various shelf registrations.

Credit Ratings

The Company, like other companies in the securities industry, relies on external sources to finance a significant portion of its day-to-day operations. The Company's access to and cost of funding is generally dependent upon its short- and long-term debt ratings. As of February 28, 1998, the short- and long-term senior debt ratings of Lehman Brothers Inc. ("LBI") were as follows:

                                                              LBI
                                                              ---
                                                    Short-term       Long-term**
--------------------------------------------------------------------------------
Duff & Phelps Credit Rating Co.                         D-1                A/A-
Fitch IBCA, Inc.                                        F-1                A/A-
Moody's                                                  P2            A3*/Baa1
S&P                                                     A-1               A+*/A
Thomson BankWatch                                     TBW-1                A/A-

   *  Provisional ratings on shelf registration
 **  Senior/subordinated

                     LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


High Yield Securities

The  Company  underwrites,  trades,  invests  and makes  markets  in high  yield corporate debt securities. The Company also syndicates, trades and invests in loans to below investment grade-rated companies. For purposes of this discussion, high yield debt securities are defined as securities or loans to companies rated BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans which, in the opinion of management, are non-investment grade. Non-investment grade securities generally involve greater risks than investment grade securities due to the issuer's creditworthiness and the liquidity of the market for such securities. In addition, these issuers have higher levels of indebtedness, resulting in an increased sensitivity to adverse economic conditions. The Company recognizes these risks and aims to reduce market and credit risk through the diversification of its products and counterparties. High yield debt securities are carried at market value and unrealized gains or losses for these securities are reflected in the Company's Consolidated Statement of Income. The Company's portfolio of such securities at February 28, 1998 and November 30, 1997 included long positions with an aggregate market value of approximately $2.7 billion and $2.6 billion, respectively, and short positions with an aggregate market value of approximately $111 million and $151 million, respectively. The portfolio may, from time to time, contain concentrated holdings of selected issues. The Company's largest high yield position was $155 million at February 28, 1998.

Lending Activities

The Company, through its high yield sales and trading activities, makes commitments to extend credit in loan syndication transactions principally to below investment grade borrowers and participates a significant portion of these commitments. These commitments, which are net of syndications and participations totaled $1.2 billion at February 28, 1998, are typically secured against the borrower's assets and have fixed maturity dates. The draw down of these facilities is generally contingent upon certain representations, warranties and contractual conditions of the borrower. The total commitments may not be indicative of actual funding requirements as they may expire without being drawn upon and the Company may participate additional amounts in the normal course of its business.

Merchant Banking and Related Lending Activities

The Company's merchant banking activities include investments in five partnerships, for which the Company acts as general partner, as well as direct investments. At February 28, 1998, the investment in merchant banking partnerships was $22 million and direct investments were $19 million. The Company's policy is to carry its investments, including its partnership interests, at fair value based upon the Company's assessment of the underlying investments.

In September 1997, Holdings established a $2.0 billion fund for which the Company will act as general partner. The Company has commitments to invest up to an additional $280 million in the partnerships, which in turn will make direct merchant banking related investments. These commitments will be funded as required through the end of the respective partnerships' investment periods, principally expiring in 2004.

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

In addition, at February 28, 1998, the Company had $1.5 billion direct bridge financings outstanding. Subsequent to February 28, 1998, the Company syndicated a substantial portion of these financings.

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

Value at Risk

For purposes of Securities and Exchange Commission disclosure requirements, the Company has elected to disclose an entity-wide value at risk analysis of virtually all of the Company's trading activities. The value at risk related to non-trading financial instruments has been excluded from this analysis and not reported separately because the amounts were not material. The value at risk calculation measures potential losses in expected revenues and is based on a methodology which uses a one-day holding period and a 95% confidence level. Value at risk as of each date presented below was measured by analyzing the distribution of actual trading revenues during the preceding one year period and assumed a relatively consistent portfolio mix.

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

At February 28, 1998 and November 30, 1997, the Company's value at risk for each component of market risk, and in total was as follows (in millions):

                                      February 28, 1998       November 30, 1997
                                      ---------------         -----------------
         Interest rate risk                $9.4                    $9.8
         Equity price risk                  5.6                     4.7
         Foreign exchange risk              1.2                     1.3
         Diversification benefit           (5.1)                   (4.8)
                                           ----                    ----
         Total Company                    $11.1                   $11.0
                                          =====                   =====

The Company utilizes a wide variety of market risk management methods, including: limits for each trading activity; marking all positions to market on a daily basis; daily profit and loss statements; position reports; aged inventory position reports; and independent verification of all inventory pricing. The Company believes that these procedures, which stress timely communication between risk, trading and senior management, are critical elements of the risk management process.

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

Actions Relating to First Capital Holdings Inc. (Reported in LBI's Annual Report on Form 10-K)

         The Virginia Commissioner of Insurance Action. On April 1, 1998, the trial court issued a decision and order reversing the earlier summary judgment decision that had limited damages to under $30 million and reinstated the Commissioner's claims for approximately $300 million. The defendants are currently appealing that decision and seeking a stay of the trial scheduled for April 24, 1998 to the United States Court of Appeals for the Fourth Circuit and seeking to enjoin the Commissioner from seeking these damages based on a prior settlement with the policyholders of Fidelity Bankers Life in the Central District of California.

Bamaodah v. E.F. Hutton & Company Inc. (Reported in LBI's Annual Report on Form 10-K)

         The expert has filed its report which is favorable to EFH. After comments to the report are filed, the Court of Cassation will close the hearings and render judgment.

MCC Proceeds Inc. v. Lehman Brothers International (Europe). (Reported in LBI's Annual Report on Form 10-K).

         On March 9, 1998, the House of Lords refused MCC Proceeds' petition for appeal, effectively ending the case.

AIA Holding SA et al. v. Lehman Brothers Inc. and Bear Stearns & Co., Inc. (Reported in LBI's Annual Report on Form 10-K).

        By memorandum and order dated March 27, 1998, the District Court dismissed without prejudice 18 of the 24 counts pleaded in the complaint. Plaintiffs have until June 24, 1998 to replead. Defendants' answer to the remaining counts is due May 8, 1998.



ITEM 6   Exhibits and Reports on Form 8-K

The following exhibits and reports on Form 8-K are filed as part of this Quarterly Report, or where indicated, were heretofore filed and are hereby incorporated by reference:

(a)      Exhibits:

         12       Computation in Support of Ratio of Earnings to Fixed Charges

         27       Financial Data Schedule


(b)      Reports on Form 8-K:

         None.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         LEHMAN BROTHERS INC.
                                         (Registrant)



Date:    April 14, 1998                   By /s/ Richard S. Fuld Jr.
                                             -------------------------
                                                 Richard S. Fuld, Jr.
                                                 Chairman of the Board and
                                                 Chief Executive Officer
                                                (Principal Executive Officer)




Date:   April 14, 1998                    By  /s/ Charles B. Hintz
                                             -----------------------------
                                                  Charles B. Hintz
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.         Exhibit



Exhibit 12          Computation in Support of Ratio of Earnings to Fixed Charges

Exhibit 27          Financial Data Schedule

                                   Exhibit 12

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
          COMPUTATION in SUPPORT of RATIO of EARNINGS to FIXED CHARGES
                              (Dollars in millions)
                                   (Unaudited)



                                         For the           For the                         For the                       For the
                                      Twelve Months     Eleven Months                   Twelve Months                  Three Months
                                          Ended             Ended                           Ended                         Ended
                                       December 31       November 30                     November 30                   February 28
                                                                                ---------------------------------------------------
                                           1993            1994                 1995          1996             1997        1998
                                           ----            ----                 ----          ----             ----        ----
Fixed charges:
  Interest expense:
    Subordinated indebtedness           $   192            $  184            $   204        $   221        $   236      $     55
    Bank loans and other
      borrowings*                         4,393             5,661              9,750          9,900         11,980         3,301
    Interest component of rentals
      of office and equipment                62                27                 25             18             16             4
  Other adjustments**                       101                53                  2              7              3             3
                                        -------           --------          ---------     ----------    -----------    ----------
    TOTAL (A)                            $4,748            $5,925             $9,981        $10,146        $12,235        $3,363
                                         ======            ======             ======        =======        =======        ======

Earnings:
  Pre-tax income (loss) from
    continuing operations              $   (146)         $      1           $     78      $     309        $   593        $  202
  Fixed charges                           4,748             5,925              9,981         10,146         12,235         3,363
  Other adjustments***                      (68)              (52)                (1)            (6)            (2)           (3)
                                       --------          --------           --------         -------        -------       -------
    TOTAL (B)                            $4,534            $5,874            $10,058        $10,449        $12,826        $3,562
                                         ======            ======            =======        =======        =======        ======
(B / A)                                   ****               ****               1.01           1.03           1.05          1.06



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