Form 10-Q
period 1998-05-31
LEHMAN BROTHERS INC//
filed 1998-07-15
CIK 728586

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


               [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 1998

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

As of June 30, 1998, 1,006 shares of the Registrant's Common Stock, par value $.10 per share, were outstanding.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES

                                    FORM 10-Q

                       FOR THE QUARTER ENDED MAY 31, 1998

                                      INDEX

Part I.       FINANCIAL INFORMATION                             Page Number

    Item 1.   Financial Statements - (unaudited)

                   Consolidated Statement of Income -
                     Three and Six Months Ended
                     May 31, 1998 and 1997 ...............................3


                   Consolidated Statement of Financial Condition -
                     May 31, 1998 and 1997 ...............................5

                   Consolidated Statement of Cash Flows -
                     Six Months Ended
                         May 31, 1998 and 1997............................7


                   Notes to Consolidated Financial Statements.............9

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations...............14

Part II.      OTHER INFORMATION

    Item 1.   Legal Proceedings...........................................30

    Item 6.   Exhibits and Reports on Form 8-K ...........................32

Signatures................................................................33

EXHIBIT INDEX         ....................................................34

Exhibits

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                        CONSOLIDATED STATEMENT of INCOME
                                   (Unaudited)
                                  (In millions)

                                                    Three months ended
                                                  May 31          May 31
                                                  1998            1997
                                                 ---------       --------
Revenues
    Principal transactions                         $  324          $  158
    Investment banking                                424             210
    Commissions                                        97              74
    Interest and dividends                          3,943           2,954
    Other                                               3               9
                                                    -----           -----
         Total revenues                             4,791           3,405
    Interest expense                                3,783           2,850
                                                    -----           -----
         Net revenues                               1,008             555
                                                    -----           -----
Non-interest expenses
    Compensation and benefits                         512             259
    Brokerage, commissions and clearance fees          48              55
    Professional services                              17              22
    Occupancy and equipment                            14              16
    Communications                                     24              22
    Business development                               22              18
    Depreciation and amortization                      13              13
    Management fees                                    16              16
    Other                                              12              48
                                                    -----           -----
          Total non-interest expenses                 678             469
                                                    -----           -----
Income before taxes                                   330              86
    Provision for income taxes                        130              27
                                                    -----           -----
Net income                                          $ 200          $   59
                                                    =====          ======


                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                        CONSOLIDATED STATEMENT of INCOME
                                   (Unaudited)
                                  (In millions)

                                                          Six months ended
                                                       May 31        May 31
                                                        1998          1997
                                                     ----------   ----------
Revenues
    Principal transactions                               $  607      $  384
    Investment banking                                      682         402
    Commissions                                             192         157
    Interest and dividends                                7,403       5,885
    Other                                                     9          17
                                                         ------      ------
         Total revenues                                   8,893       6,845
    Interest expense                                      7,139       5,669
                                                         ------      ------
         Net revenues                                     1,754       1,176
                                                         ------      ------
Non-interest expenses
    Compensation and benefits                               876         619
    Brokerage, commissions and clearance fees                90         105
    Professional services                                    37          43
    Communications                                           47          44
    Occupancy and equipment                                  30          32
    Business development                                     41          35
    Depreciation and amortization                            27          26
    Management fees                                          24          31
    Other                                                    50          86
                                                          -----       -----
          Total non-interest expenses                     1,222       1,021
                                                          -----       -----
Income before taxes                                         532         155
    Provision for income taxes                              206          49
                                                          -----       -----
Net income                                                $ 326       $ 106
                                                          =====       =====


                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)
                                  (In millions)


                                                       May 31       November 30
ASSETS                                                  1998           1997
------                                                  ----           ----

Cash and cash equivalents                           $     512      $     220

Cash and securities segregated and on deposit
  for regulatory and other purposes                     1,259          1,128

Securities and other financial instruments owned:
   Governments and agencies                            23,918         17,467
   Corporate equities                                   7,148          5,439
   Corporate debt and other                             7,765          5,544
   Mortgages and mortgage-backed                        5,967          2,751
   Derivatives and other contractual agreements         5,543          5,528
   Certificates of deposit and other money market
     instruments                                        2,834          2,248
                                                       ------         ------
                                                       53,175         38,977
                                                       ------         ------
Collateralized short-term agreements:
   Securities purchased under agreements to resell     54,204         49,610
   Securities borrowed                                 20,148         13,661

Receivables:
   Brokers, dealers and clearing organizations          3,372          3,148
   Customers                                            3,421          3,874
   Others                                               4,937          3,107

Property, equipment and leasehold improvements
  (net of accumulated depreciation and amortization
  of $546 in 1998 and $533 in 1997)                       262            262

Other assets                                              183            146

Excess of cost over fair value of net assets
  acquired (net of accumulated amortization
  of $105 in 1998 and $102 in 1997)                       155            158
                                                     --------       --------
       Total assets                                  $141,628       $114,291
                                                     ========       ========


                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
            CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (Continued)
                                   (Unaudited)
                        (In millions, except share data)

                                                          May 31     November 30
                                                            1998         1997
                                                            ----         ----

LIABILITIES AND STOCKHOLDER'S EQUITY
Commercial paper and short-term debt                     $   1,554     $     740
Securities and other financial instruments sold but
not yet purchased:
   Governments and agencies                                 10,459         8,556
   Corporate equities                                        4,830         3,124
   Corporate debt and other                                  1,960         1,664
   Derivatives and other contractual agreements              3,789         3,685
                                                          --------      --------
                                                            21,038        17,029
                                                           -------       -------
Collateralized short-term financings:
   Securities sold under agreements to repurchase           64,473
                                                                          56,017
   Securities loaned                                        12,010         7,764
Advances from Holdings and other affiliates                 20,881        14,777
Payables:
   Brokers, dealers and clearing organizations               5,377         3,127
   Customers                                                 7,291         6,118
Accrued liabilities and other payables                       2,172         2,166
Long-term debt:
   Senior notes                                                159           229
   Subordinated indebtedness                                 4,336         4,313
                                                         ---------     ---------
           Total liabilities                               139,291       112,280
                                                           -------       -------
Commitments and contingencies

STOCKHOLDER'S EQUITY
   Preferred stock, $0.10 par value; 10,000
   shares authorized;
       None outstanding
   Common stock, $0.10 par value; 10,000 shares
   authorized;
       1,006 shares issued and outstanding
   Additional paid-in capital                                1,756         1,756
   Foreign currency translation adjustment                       3             3
   Retained earnings                                           578           252
                                                        ----------   -----------
            Total stockholder's equity                       2,337         2,011
                                                        ----------    ----------
            Total liabilities and stockholder's equity    $141,628      $114,291
                                                          ========      ========

                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)

                                                             Six months ended
                                                            May 31      May 31
                                                             1998        1997
                                                          ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 $   326    $    106
Adjustments to reconcile net income to net cash used in
     operating activities:
  Depreciation and amortization                                 27          26
  Provisions for losses and other reserves                      24          19
  Deferred tax benefit                                                     (24)
  Other adjustments                                             39           7
Net change in:
  Cash and securities segregated                              (131)       (143)
  Securities and other financial instruments owned         (14,198)      2,630
  Securities purchased under agreements to resell           (4,594)     (9,739)
  Securities borrowed                                       (6,487)     (1,866)
  Receivables from brokers, dealers and clearing
     organizations                                            (224)      1,625
  Receivables from customers                                   453         192
  Securities and other financial instruments sold but
     not yet purchased                                       4,009       5,141
  Securities sold under agreements to repurchase             8,456      (2,222)
  Securities loaned                                          4,246       3,594
  Payables to brokers, dealers and clearing organizations    2,250          59
  Payables to customers                                      1,173      (1,354)
  Accrued liabilities and other payables                       (18)       (356)
  Other operating assets and liabilities, net               (1,877)       (554)
                                                            ------     -------

          Net cash used in operating activities            $(6,526)    $(2,859)
                                                           -------     -------

                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                                   (Unaudited)
                                  (In millions)

                                                             Six months ended
                                                            May 31      May 31
                                                             1998        1997
                                                            -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of senior notes                         $   (79)
Proceeds from issuance of subordinated indebtedness            600      $ (409)
Principal payments of subordinated indebtedness               (607)        508
Net (payments for) proceeds from commercial paper and
    short-term debt                                            814        (539)
Increase in advances from Holdings and other affiliates      6,104       3,094
Capital contributions                                                       48
Dividends and capital distributions paid                                   (18)
                                                            ------       ------
            Net cash provided by financing activities       6,832        2,684
                                                            ------       ------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, equipment and leasehold improvements    (14)          (6)
                                                            ------       ------
           Net cash used in investing activities              (14)          (6)
                                                            ------       ------
           Net change in cash and cash equivalents             292        (181)
                                                            ------       ------
Cash and cash equivalents, beginning of period                 220         396
                                                            ------       ------
           Cash and cash equivalents, end of period         $  512      $  215
                                                            ======       ======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)

         Interest paid totaled $7,139 and $5,676 for the six months ended May 31, 1998 and 1997, respectively. Income taxes paid totaled $298 and $307 for the six months ended May 31, 1998 and 1997, respectively.


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

         In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (the "SOP"). The SOP requires that certain costs incurred in connection with developing or obtaining software for internal use be capitalized. The SOP requires prospective application as of the beginning of an entity's fiscal year without adjustment for costs that would have been capitalized had the SOP been in effect in prior periods. The Company has elected early adoption of this accounting pronouncement effective as of the beginning of its 1998 fiscal year and capitalized approximately $4.0 million of internal use software costs during the first half of 1998.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS


3.  Long-Term Debt:

         During the six months ended May 31, 1998, the Company issued $600 million of subordinated indebtedness maturing 2008. These issuances have been effectively converted to floating rate obligations, based on the London Interbank Offered Rate ("LIBOR") through the use of interest rate swaps. In addition, $686 million of long-term debt matured during the six months ended May 31, 1998.

4.  Capital Requirements:

         As a registered broker-dealer, LBI, is subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At May 31, 1998, LBI's regulatory net capital, as defined, of $1,435 million exceeded the minimum requirement by $1,307 million. The Company's "AAA" rated derivatives subsidiary, Lehman Brothers Financial Products Inc. ("LBFP"), has established certain capital and operating restrictions which are reviewed by various rating agencies. At May 31, 1998, LBFP had capital which exceeded the requirement of the most stringent rating agency by approximately $95 million.

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

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS


period-end values are due to changes in the volume of activities in these instruments and changes in the valuation of these instruments due to variations in market and credit conditions.

                                                                                                    Average Fair Value*
                                                                       Fair Value*                    Six Months Ended
                                                                       May 31, 1998                    May 31, 1998
                                                                 ------------------------        ------------------
(in millions)                                                     Assets      Liabilities          Assets       Liabilities
---------------------------------------------------------------------------------------------------------------------------
Interest rate and currency swaps and options
     (including caps, collars and floors)                         $4,300        $2,294            $4,241         $2,420
Foreign exchange forward contracts and options                       754           993               745            712
Options on other fixed income securities,
     mortgage-backed securities forward contracts
     and options                                                     237           202               234            218
Equity contracts (including equity warrants
     and options)                                                    224           293               196            226
Commodity contracts (including swaps, forwards,
     and options)                                                     28             7                34              8
                                                                -------------------------------------------------------
Total                                                             $5,543        $3,789            $5,450         $3,584
                                                                -------------------------------------------------------


                                                                                                 Average Fair Value*
                                                                       Fair Value*              Twelve Months Ended
                                                                November 30, 1997                     November 30, 1997
                                                                -----------------                   -------------------
(in millions)                                                     Assets      Liabilities        Assets         Liabilities
---------------------------------------------------------------------------------------------------------------------------
Interest rate and currency swaps and options
     (including caps, collars and floors)                         $4,123        $2,344             $4,227           $2,295
Foreign exchange forward contracts and options                     1,066          1,072               847            1,120
Options on other fixed income securities,
     mortgage-backed securities forward contracts
     and options                                                     200           200                244              221
Equity contracts (including equity warrants
     and options)                                                     87            63                102               50
Commodity contracts (including swaps, forwards,
     and options)                                                     52             6                 34               19
                                                                 ---------------------------------------------------------
Total                                                             $5,528        $3,685             $5,454           $3,705
                                                                  --------------------------------------------------------

* Amounts represent carrying value (exclusive of collateral) and do not include receivables or payables related to exchange-traded futures contracts.

         Assets included in the table above represent the Company's unrealized gains, net of unrealized losses for situations in which the Company has a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties. Therefore, the fair value of assets/liabilities related to derivative contracts at May 31, 1998 represents the Company's net receivable/payable for derivative financial instruments before consideration of collateral. Included within the $5,543 million fair value of assets at May 31, 1998 was $5,403 million related to swaps and OTC contracts and $140 million related to exchange-traded option and warrant contracts. Included within the $5,528 million fair value of assets at November 30, 1997 was $5,444 million related to swaps and OTC contracts and $84 million related to exchange-traded option and warrant contracts.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS


         With respect to OTC contracts, including swaps, the Company views its net credit exposure to be $4,631 million at May 31, 1998 (including $668 million from affiliates), representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of collateral of $772 million. Presented below is an analysis of the Company's net credit exposure at May 31, 1998 for OTC contracts based upon internal designations of counterparty credit quality.

Counterparty                     S&P/Moody's
 Risk Rating                     Equivalent                  Net Credit Exposure
------------               -------------------------         -------------------
       1                   AAA/Aaa                                        17%
       2                   AA-/Aa3 or higher                              24%
       3                   A-/A3 or higher                                45%
       4                   BBB-/Baa3 or higher                             8%
       5                   BB-/Ba3 or higher                               5%
       6                   B+/B1 or lower                                  1%

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

         For a further discussion of the Company's derivative related activities, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Financial Instruments and Derivatives" and Notes 1 and 8 to the Consolidated Financial Statements, included in the Form 10-K.

6.  Other Commitments and Contingencies:

         In connection with its financing activities, the Company has outstanding commitments under certain lending arrangements of approximately $2.5 billion at May 31, 1998 and $1.9 billion at November 30, 1997. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness.

         The Company, through its high yield sales and trading activities, makes commitments to extend credit in loan syndication transactions principally to below investment grade borrowers and then participates a significant portion of these commitments. These commitments, net of syndications and participations, totaled $1.9 billion and $1.4 billion at May 31, 1998 and November 30, 1997, respectively, are typically secured against the borrower's assets and have fixed maturity dates. The draw down of these facilities is generally contingent upon certain representations, warranties and contractual conditions of the borrower.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS


Total commitments may not be indicative of actual funding requirements as the Company intends to continue syndicating, selling, and/or participating these commitments.

         The Company has commitments to invest up to $205 million in partnerships, which in turn will make direct merchant banking related investments. These commitments will be funded as required through the end of the respective partnerships' investment periods, principally expiring in 2004.

         In June 1998, the Company sponsored a $5 billion interim loan fund, designed to extend financing to clients in connection with a wide range of domestic and international leveraged transactions, including acquisitions, corporate recapitalization and refinancing of existing debt. In connection therewith, the Company intends to provide up to $400 million to be used by the fund. Any draw downs under the facility are expected to be repaid within a short-term period.

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

7.  Related Party Transactions:

         In the normal course of business, the Company engages in various securities trading, investment banking and financial activities with Holdings and many of its subsidiaries (the "Related Parties"). Various charges, such as compensation and benefits, occupancy, administration and computer processing are allocated between the Related Parties, based upon specific identification and allocation methods.

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

         The generally favorable market and economic conditions that characterized fiscal 1997 continued into the first six months of the Company's fiscal year ("fiscal 1998"). During the first six months of fiscal 1998, investor demand in the worldwide debt and equity markets remained strong led by continued growth in the U.S. economy and the favorable interest-rate environment. The pace of underwriting for combined fixed income and equity securities accelerated to record levels. The unabated pace of global merger and acquisition activity fueled financing of all types. Investors continued to focus on worldwide market conditions, particularly with respect to the potential effects of the Asian crisis, as well as any signs of potential weakening in the U.S. economy.

         In the global fixed income markets, fiscal 1998 began with uncertainty as investors focused on whether the U.S. Federal Reserve Board (the "Fed") would raise the overnight lending rate from 5.5% and whether the crisis which began in the Asian region in the latter half of 1997 would have a negative impact on the U.S. economy. By the end of January, however, the bond markets rallied when the Fed left rates unchanged: interest rates on the 30-year U.S. Treasury bond remained below 6% for most of the first half of fiscal 1998. In Europe, the economic environment remained extremely favorable throughout this period. Low levels of inflation, the continued strength of the U.S. dollar and the prospects of European Monetary Union propelled the European bond markets, especially in some of the smaller markets (e.g., Italy and Spain). In Japan, the weakening economy drove bond yields to historic lows not seen by any modern, industrialized country. In the six months ending May 31, 1998, Japanese 10 year yields fell 50bp to 1.45% as the Yen fell 8% to Y/$ 138.8.

         U.S. equity markets continued to recover from the 1997 Asian correction, with most equity indices posting successive record highs during this period. However, concerns about earnings weakness related to Asia and an increase in corporate profit warnings, prompted analysts to reduce their earnings expectations. Earnings growth slowed considerably with the turmoil in Asia; indeed, most of the markets' rise came from an increase in the "price to earnings" multiple for the equity market as a whole. The forward "price to earnings" multiple on the U.S. stock market (measured by the S&P 500) rose from 19 times at the beginning of the fiscal year to above 21 times now. This increase was facilitated by moderate inflation and the 30 year U.S. Treasury bond yield staying below 6% for almost the entire period. Thus, despite slowing profit growth, the S&P 500 returned almost 14% for the first half of 1998. Supported by a favorable bond market environment, together with increasing evidence of a recovery in domestic demand, European equity markets performed very strongly. The FT/S&P European Index gained 28.5% in dollar terms over the period, while trading volumes remained buoyant. By contrast, in late spring, increasing pessimism over Japan's ability to resolve its bad debt and structural problems and the associated weakness in the yen sparked off a wave of negative sentiment towards markets across the Far East and throughout emerging markets

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


globally. In the six months ending May, the FT/S&P Pacific Basin Index fell 11.6% in U.S. dollar terms, and Latin American equities (IFC Investable Index) declined 11.4%.

         Worldwide underwriting volumes in fixed income products were unprecedented during the first six months of fiscal 1998. U.S. underwriting volumes, while experiencing a slowdown in December 1997 and January 1998, strengthened over the prior year, with heavy issuance of corporate, high yield and asset-backed bonds. Issuers came to market to take advantage of the historically attractive yields as well as favorable pricing in the spread sectors. Equity and equity-related underwriting volumes also increased during fiscal 1998 from the comparable period in fiscal 1997 as increased stock prices and favorable valuations induced capital raising by issuers. However, the actual number of equity and equity-related deals was overshadowed by the significant number of debt transactions, where issuance proceeded at a rate not seen since the fourth quarter of 1990.

         Corporate Finance Advisory activities continued at record levels during the first six months of fiscal 1998. Coming off a strong pace in 1997, the volume of announced transactions in the first half of 1998 continued to reflect the trend of consolidation, deregulation and globalization across industry sectors as well as the overall strength in the global capital markets.

         Strong financial markets have characterized fiscal 1998; nevertheless, the financial services industry is cyclical. As a result, the Company's businesses are evaluated across market cycles for operating profitability and their contribution to the Company's long-term strategic objectives. The Company strives to minimize the effects of economic downturns through its diversified product base; stringent cost controls, global presence and risk management practices.






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

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations
For the Three Months Ended May 31, 1998 and 1997

         The Company reported net income of $200 million for the second quarter ended May 31, 1998 representing an increase of 239% from net income of $59 million for the second quarter ended May 31, 1997. This increase reflected across-the-board strength in the Company's fixed income, equity and investment banking businesses. The Company's earnings momentum and profitability increased significantly throughout the second quarter of 1998.

         Net revenues increased to $1,008 million for the second quarter of 1998 from $555 million for the second quarter of 1997. The increase in net revenues from the second quarter of 1997 resulted from continued strong performance in the global merger and acquisition advisory business, fixed income derivatives, leveraged lending and high yield origination, and real estate and mortgage activities.

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

         Net revenues from the Company's market-making and trading activities in fixed income and equity products are recognized as either principal transactions or net interest revenues depending upon the method of financing and/or hedging related to specific inventory positions. The Company evaluates its trading strategies on an overall profitability basis which includes both principal transactions revenues and net interest. Therefore, changes in net interest should not be viewed in isolation but should be viewed in conjunction with revenues from principal transactions. Principal transactions and net interest revenues increased 85% to $484 million in the second quarter of 1998 from $262 million in the second quarter of 1997. Principal transactions revenues increased as favorable market conditions characterized by low interest rates and low inflation supported debt markets and helped to spur growth in the equity markets in both the U.S. and Europe. Growth in fixed income revenues was paced by mortgages, derivatives and high yields, while growth in equities revenue was driven by U.S. and European listed securities. Net interest revenues increased as a result of an increase in inventory and a shift in the composition of the Company's fixed income portfolio.

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

Three Months Ended May 31, 1998

                       Principal
                    Transactions and                Investment
                     Net Interest    Commissions     Banking     Other    Total
-------------------------------------------------------------------------------
Fixed Income                $424       $    7         $212       $ (1)  $   642
Equity                        59           86           99                  244
Corporate Finance
 Advisory                     (5)                       96                   91
Merchant Banking               5                        17                   22
Other                          1            4                       4         9
-------------------------------------------------------------------------------
                            $484        $  97         $424       $  3    $1,008
-------------------------------------------------------------------------------

Three Months Ended May 31, 1997

                       Principal
                   Transactions and                Investment
                     Net Interest    Commissions     Banking     Other    Total
-------------------------------------------------------------------------------
Fixed Income                $231         $  9        $  64       $  2      $306
Equity                        34           62           37                  133
Corporate Finance
 Advisory                                               56                   56
Merchant Banking              (4)                       54                   50
Other                          1            3           (1)         7        10
--------------------------------------------------------------------------------
                            $262          $74         $210       $  9      $555
--------------------------------------------------------------------------------

         Fixed Income. The Company's fixed income net revenues reflect customer flow activities (both institutional and high-net-worth retail), secondary trading, debt underwriting, syndicate and financing activities related to fixed income products. Fixed income products include dollar- and non-dollar government securities, mortgage- and asset-backed securities, money market products, dollar- and non-dollar corporate debt securities, emerging market securities, municipal securities, financing (global access to debt financing sources including repurchase and reverse repurchase agreements), foreign exchange and fixed income derivative products. Fixed income net revenues increased 110% to $642 million for the second quarter of 1998 from $306 million for the second quarter of 1997. The increase in the second quarter results versus the prior year quarter reflected increased revenues from a number of fixed income products including improved performance in both sales and trading and syndicate

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


activities in high yield corporates as well as increased contributions from mortgages, fixed income derivative products and high grade corporates. Investment banking revenues, as a component of fixed income revenues, increased to $212 million for the second quarter of 1998 from $64 million for the second quarter of 1997 due to increased underwriting fees, particularly in high yield corporates.

         Equity.  Equity net revenues  reflect  customer flow  activities  (both institutional and high-net-worth retail), secondary trading, equity underwriting, equity finance, equity derivatives and equity arbitrage activities. The Company's equity net revenues increased to $244 million for the second quarter of 1998 from $133 million for the second quarter of 1997. Higher revenues resulted from increased underwriting volumes, higher levels of customer flow activities in U.S. and European listed securities and improved contributions from NASDAQ and equity financing products. Investment Banking revenues, as a component of equity revenues, increased to $99 million for the second quarter of 1998 from $37 million for the second quarter of 1997 due to increased underwriting volumes in U.S. listed and convertible securities.

         Corporate Finance Advisory. Corporate finance advisory net revenues, classified in the Consolidated Statement of Income as a component of investment banking revenues, result primarily from fees earned by the Company in its role as strategic advisor to its clients. This role consists of advising clients on mergers and acquisitions, divestitures, leveraged buyouts, financial restructurings, and a variety of cross-border transactions. Net revenues from corporate finance advisory activities increased to $91 million for the second quarter of 1998, reflecting a 63% increase from the $56 million recognized in the second quarter of 1997. This increase reflected the closing of several large transactions in the second quarter of 1998 and continued strength in the overall merger and acquisition market environment. The Company ended the second quarter with a strong transaction pipeline which stood at $166 billion in terms of total dollar value based on data supplied by Securities Data Company.

         Merchant Banking. The Company is the general partner for five active merchant banking partnerships. Current merchant banking investments held by the partnerships include both publicly traded and privately held companies. Merchant banking net revenues primarily represent the Company's proportionate share of net realized and unrealized gains and losses from the sale and revaluation of investments held by the partnerships. Such amounts are classified in the Consolidated Statement of Income as a component of investment banking revenues. Merchant banking net revenues also reflect the net interest expense relating to the financing of the Company's investment in the partnerships. Merchant banking net revenues were $22 million for the second quarter of 1998 down from $50 million in the second quarter of 1997. The second quarter of 1997 reflects the realized gain on the sale of a significant portion of a publicly traded investment held by the partnerships.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         Non-Interest Expenses. Non-interest expenses were $678 million for the second quarter of 1998 and $469 million for the second quarter of 1997. Management fees represent the allocation of various charges, such as compensation and benefits, occupancy, administration and computer processing between the Company, Holdings and other affiliates based upon certain allocation methods.

         Income Taxes. The Company's income tax provision was $130 million for the second quarter of 1998 compared to $27 million for the second quarter of 1997. The effective tax rate was 39% for the second quarter of 1998 and 31% for the second quarter of 1997. The increase in the effective tax rate relates primarily to a significantly higher level of pretax income (which reduces the impact of permanent differences), and an increase in income subject to state and local taxes, partially offset by an increase in tax benefits attributable to income and transactions subject to preferential tax treatment.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Results of Operations
For the Six Months Ended May 31, 1998 and 1997

         The Company reported net income of $326 million for the six months ended May 31, 1998, representing an increase of 208% from net income of $106 million for the six months ended May 31, 1997.

         Net revenues increased to $1,754 million for the six months of 1998 from $1,176 million for the six months of 1997. The increase in net revenues from the first half of 1997 resulted from continued strong performances in the global merger and acquisition advisory, fixed income and equity businesses.

         Principal transactions and net interest revenues increased to $871 million for the six months of 1998 from $600 million for the six months of 1997. Principal transactions revenues increased as favorable market conditions characterized by low interest rates and low inflation supported debt markets and helped to spur growth in the equity markets in both the U.S. and Europe. Growth in fixed income revenue was paced by mortgages, derivatives and high yields, while growth in equities revenue was driven by U.S. and European listed securities. Net interest revenues increased as a result of an increase in inventory and a shift in the composition of the Company's fixed income portfolio.

         The following table of net revenues by business unit and the accompanying discussion have been prepared in order to present the Company's net revenues in a format that reflects the manner in which the Company manages its businesses. Net revenues by business unit contain certain internal allocations, including funding costs, which are centrally managed.

Six Months Ended May 31, 1998

                        Principal
                     Transactions and                 Investment
                       Net Interest    Commissions     Banking   Other   Total
--------------------------------------------------------------------------------
Fixed Income                 $797         $  12         $337     $  1   $1,147
Equity                         81           173          150        1      405
Corporate Finance
 Advisory                      (8)                       169               161
Merchant Banking               (1)                        26                25
Other                           2             7                     7       16
--------------------------------------------------------------------------------
                             $871          $192         $682     $  9   $1,754
--------------------------------------------------------------------------------

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Six Months Ended May 31, 1997

                        Principal
                    Transactions and                 Investment
                        Net Interest   Commissions     Banking   Other   Total
--------------------------------------------------------------------------------
Fixed Income                 $533         $  18         $152     $  3    $ 706
Equity                         70           132           91        1      294
Corporate Finance
 Advisory                                                102               102
Merchant Banking               (7)                        57                50
Other                           4             7                    13       24
--------------------------------------------------------------------------------
                             $600          $157         $402      $17   $1,176
--------------------------------------------------------------------------------

         Fixed Income. Fixed income net revenues increased to $1,147 million for the six months of 1998 from $706 million for the six months of 1997. The increase in the six months of 1998 versus the prior year six months reflected increased revenues from a number of fixed income products including improved performance in both sales and trading and syndicate activities in high yield corporates as well as increased contributions from mortgages and fixed income derivative products. Investment banking revenues, as a component of fixed income revenues, increased to $337 million for the six months of 1998 from $152 million for the six months of 1997 due to increased underwriting fees, particularly in high yield corporates.

         Equity. The Company's equity net revenues increased to $405 million for the six months of 1998 from $294 million for the six months of 1997. Higher revenues resulted from increased underwriting volumes, higher levels of customer flow activities in U.S. and European listed securities and improved contributions from NASDAQ and equity financing products. Investment banking revenues, as a component of equity revenues, increased to $150 million for the six months of 1998 from $91 million for the six months of 1997 due to increased underwriting volumes in U.S. listed and convertible securities.

         Corporate Finance Advisory. Net revenues from corporate finance advisory activities increased to $161 million for the six months of 1998 reflecting a 58% increase from the $102 million recognized in the six months of 1997. This increase reflected continued strength in the overall merger and acquisition market environment. For completed M&A transactions involving U.S. targets, Lehman has improved its ranking from number 8 to number 4, increasing its market share from 9% to 19%, for the first six months of calendar year 1998 compared to the first six months of calendar year 1997.

         Merchant Banking. Merchant banking net revenues were $25 million for the six months of 1998 and $50 million in the six months of 1997. 1998 net revenues reflect the realized gains on the sales of the partnerships' interest in several investments as well as net unrealized gains recognized on the publicly traded investments. 1997 net revenues reflect a realized gain on the sale of a significant portion of a publicly traded investment held by the partnerships which was completely divested in the third quarter of 1997.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



         Non-Interest Expenses. Non-interest expenses were $1,222 million for the six months of 1998 and $1,021 million for the six months of 1997.

         Income Taxes. The Company's income tax provision was $206 million for the six months of 1998 compared to $49 million for the six months of 1997. The effective tax rate was 39% for the six months of 1998 and 32% for the six months of 1997. The increase in the effective tax rate relates primarily to a significantly higher level of pretax income (which reduces the impact of permanent differences), and an increase in income subject to state and local taxes, partially offset by an increase in tax benefits attributable to income and transactions subject to preferential tax treatment.

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

The Company's total assets increased to $141.6 billion at May 31, 1998 from $114.3 billion at November 30, 1997, reflecting the strategic expansion of certain business lines. The Company's continued focus on growing higher margin businesses resulted in across the board increases in inventory positions at May 31, 1998 compared to November 30, 1997. The Company also positioned itself to benefit from favorable conditions in the worldwide fixed income markets by increasing its secured customer financing activities.

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

The primary goal of the Company's funding policies is to provide sufficient liquidity and availability of funding sources across a wide range of market environments. There are five key elements of its funding strategy that the Company attempts to achieve:

(1) Maintain an appropriate Total Capital structure to support the business activities in which the Company is engaged. Total Capital is defined as long-term debt, preferred stock and common stockholders' equity.

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

The amount of the Company's collateralized borrowing activities will vary reflecting changes in the mix and overall levels of securities and other financial instruments owned and global market conditions. The majority of the Company's assets are funded with collateralized borrowing sources. At May 31, 1998 and November 30, 1997, $94 billion and $77 billion, respectively, of the Company's total balance sheet was financed using collateralized borrowing sources.

As of May 31, 1998 and November 30, 1997, short-term debt was $1.6 billion and $740 million, respectively. There was no commercial paper outstanding at May 31, 1998 or November 30, 1997.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Total Capital

In accordance with the Company's liquidity plan, the Company increased its Total Capital base in 1998 to $6.83 billion at May 31, 1998 from $6.55 billion at November 30, 1997. Total Capital increased primarily due to an increase in long-term debt and the retention of earnings.

                                        May 31            November 30
(in millions)                            1998                1997
--------------------------------------------------------------------------
Long-term Debt
     Senior Notes                        $  159            $   229
     Subordinated Indebtedness            4,336              4,313
                                          -----              -----
                                          4,495              4,542

Stockholder's Equity                      2,337              2,011

--------------------------------------------------------------------------
Total Capital                            $6,832             $6,553
--------------------------------------------------------------------------

During the six months of 1998, the Company issued $600 million in long-term debt, and $686 million of long-term debt matured. Long-term debt decreased to $4.50 billion at May 31, 1998 from $4.54 billion at November 30, 1997 with a weighted average maturity of 4.8 years at May 31, 1998 and 4.5 years at November 30, 1997.

At May 31, 1998, the Company had approximately $2.0 billion available for the issuance of debt securities under various shelf registrations.

Credit Ratings

The Company, like other companies in the securities industry, relies on external sources to finance a significant portion of its day-to-day operations. The Company's access to and cost of funding is generally dependent upon its short- and long- term debt ratings. In May 1998, Thomson Bank Watch, upgraded its long-term senior and subordinated debt ratings of the Company to "A+" from "A" and "A" from "A-", respectively. As of May 31, 1998, the short- and long-term senior debt ratings of the Company were as follows:
                                                             LBI
                                                    --------------------------
                                                    Short-term      Long-term**
--------------------------------------------------------------------------------
Duff & Phelps Credit Rating Co.                         D-1               A/A-
Fitch IBCA, Inc.                                        F-1               A/A-
Moody's                                             P2                A3*/Baa1
S&P                                                     A-1              A+*/A
Thomson BankWatch                                     TBW-1               A+/A

   *  Provisional ratings on shelf registration
 **  Senior/subordinated

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


High Yield Securities

The  Company  underwrites,  trades,  invests  and makes  markets  in high  yield corporate debt securities. The Company also syndicates, trades and invests in loans to below investment grade-rated companies. For purposes of this discussion, high yield debt securities are defined as securities or loans to companies rated BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans which, in the opinion of management, are non-investment grade. Non-investment grade securities generally involve greater risks than investment grade securities due to the issuer's creditworthiness and the liquidity of the market for such securities. In addition, these issuers have higher levels of indebtedness, resulting in an increased sensitivity to adverse economic conditions. The Company recognizes these risks and aims to reduce market and credit risk through the diversification of its products and counterparties. High yield debt securities are carried at market value, and unrealized gains or losses for these securities are reflected in the Company's Consolidated Statement of Income. The Company's portfolio of such securities at May 31, 1998 and November 30, 1997 included long positions with an aggregate market value of approximately $2.8 billion and $2.6 billion, respectively, and short positions with an aggregate market value of approximately $369 million and $151 million, respectively. The portfolio may, from time to time, contain concentrated holdings of selected issues. The Company may also, from time to time, mitigate its net exposure to any single issuer through the use of derivatives and other financial instruments. At May 31, 1998, the Company had no single exposure to an issuer of high yield securities greater than $100 million.

Lending Activities

The Company, through its high yield sales and trading activities, makes commitments to extend credit in loan syndication transactions principally to below investment grade borrowers and participates a significant portion of these commitments. These commitments, which are net of syndications and participations totaled $1.9 billion at May 31, 1998, are typically secured against the borrower's assets and have fixed maturity dates. The utilization of these facilities is generally contingent upon certain representations, warranties and contractual conditions of the borrower. Total commitments may not be indicative of actual funding requirements as the Company intends to continue syndicating, selling, and/or participating these commitments.

Merchant Banking and Related Lending Activities

The Company's merchant banking activities include investments in five partnerships, for which the Company acts as general partner, as well as direct investments. At May 31, 1998, the investment in merchant banking partnerships was $22 million and direct investments were $192 million. The Company's policy is to carry its investments, including its partnership interests, at fair value based upon the Company's assessment of the underlying investments.

The Company has commitments to invest up to $205 million in the partnerships, which in turn will make direct merchant banking related investments. These commitments will be funded as required through the end of the respective partnerships' investment periods, principally expiring in 2004.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


In June 1998, the Company sponsored a $5 billion interim loan fund, designed to extend financing to clients in connection with a wide range of domestic and international leveraged transactions, including acquisitions, corporate recapitalization and refinancing of existing debt. In connection therewith, the Company intends to provide up to $400 million to be used by the fund. Any draw downs under the facility are expected to be repaid within a short-term period.

In addition, at May 31, 1998, the Company had $727 million direct bridge financings outstanding. Subsequent to May 31, 1998, the Company syndicated a significant portion of these financings.

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

The Company's value at risk for each component of market risk, and in total was as follows (in millions):

                                     May 31, 1998         November 30, 1997
                                     ------------         -----------------
Interest rate risk                        $8.9                $  9.8
Equity price risk                          5.6                   4.7
Foreign exchange risk                      0.9                   1.3
Diversification benefit                   (3.8)                 (4.8)
                                          -----                 -----
Total Company                            $11.6                 $11.0
                                          =====                 =====

The Company utilizes a wide variety of market risk management methods, including: limits for each trading activity; marking all positions to market on a daily basis; daily profit and loss analyses; position reports; aged inventory position analyses; and independent verification of all inventory pricing. The Company believes that these procedures, which stress timely communication between risk, trading and senior management, are critical elements of the risk management process.

Other

Recent Development

On April 17, 1998, the United States District Court for the Northern District of Texas approved the settlement of a class action captioned Warren Chisum, et al.
v. Lehman Brothers Inc., et al. The class action alleged violations of the federal securities laws and breaches of fiduciary duty by defendants in connection with the origination, sale and operation of nine E.F. Hutton net lease real estate limited partnerships sold in the early 1980's. The settlement cost of $75 million was charged against existing reserves.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1   Legal Proceedings

         The Company is involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of its business. Such proceedings include actions brought against the Company and others with respect to transactions in which the Company acted as an underwriter or financial advisor, actions arising out of LBI's activities as a broker or dealer in securities and commodities and actions brought on behalf of various classes of claimants against many securities and commodities firms, including the Company.

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

Actions Relating to First Capital Holdings Inc. (Reported in LBI's Annual Report on Form 10-K and First Quarter Report on Form 10-Q)

         The Virginia Commissioner of Insurance. On May 21, 1988 after trial, the Court entered a Judgment Order in accord with the jury verdict, ordering that the plaintiffs recover nothing from the defendants and dismissing the complaint.

Warren D. Chisum, et al. v. Lehman Brothers Inc. et al. (Reported in LBI's Annual Report on Form 10-K and First Quarter Report on Form 10-Q)

         On April 17, 1988, the Court entered a final order approving the settlement of this action.

Bamaodah v. E.F. Hutton & Company Inc. (Reported in LBI's' Annual Report on Form 10-K and First Quarter Report on Form 10-Q)

         The Court has ordered the experts to conduct a review of certain additional documents and has set October 25, 1998 as the next hearing date.

AIA Holding SA et al. V. Lehman Brothers Inc. and Bear Stearns & Co., Inc. (Reported in LBI's Annual Report on Form 10-K and First Quarter Report on Form 10-Q)

         On July 3, 1998 the Plaintiffs served their First Amended Complaint which contains eighteen causes of action against Lehman Brothers and/or Bear Stearns.

In re MobileMedia Securities Litigation.

          LBI was named as a defendant in several purported class actions filed in December, 1996 in the United States District Court for the District of New Jersey in connection with (i) a November 7, 1995 offering of common stock of MobileMedia Corporation; and (ii) a November 7, 1995 offering of 9-3/8% senior subordinated notes of MobileMedia Communications Inc due in 2007. On November 3, 1997 a consolidated amended class action complaint was filed naming certain of MobileMedia Corporation's officers and directors and the four co-lead underwriters of these offerings, including LBI. MobileMedia filed for Chapter 11 bankruptcy protection on January 30, 1997, and therefore, is not named as a defendant. The complaint alleges that the underwriters violated Sections 11 and 12 of the 1933 Securities Act. Plaintiffs seek rescission and unspecified compensatory damages.

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



                                           LEHMAN BROTHERS INC.
                                               (Registrant)





Date:    July 15, 1998            By       /s/ Richard S. Fuld Jr.
                                        --------------------------
                                           Richard S. Fuld, Jr.
                                           Chairman of the Board and
                                           Chief Executive Officer
                                           (Principal Executive Officer)




Date:   July 15, 1998             By       /s/ Charles B. Hintz
                                        -----------------------
                                           Charles B. Hintz
                                           Chief Financial Officer
                                           (Principal Financial Officer)

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


Exhibit 12  Computation in Support of Ratio of Earnings to Fixed Charges

Exhibit 27  Financial Data Schedule

                                                                 Exhibit 12

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
          COMPUTATION in SUPPORT of RATIO of EARNINGS to FIXED CHARGES
                              (Dollars in millions)
                                   (Unaudited)

                                         For the         For the        For the          For the        For the       For the
                                     Twelve Months   Eleven Months   Twelve Months    Twelve Months  Twelve Months   Six Months
                                          Ended           Ended          Ended           Ended           Ended          Ended
                                       December 31     November 30    November 30      November 30    November 30      May 31
                                          1993            1994           1995             1996           1997           1998
                                          ----            ----           ----             ----           ----           ----
Fixed Charges:
Interest expense:
    Subordinated indebtedness             $   192    $      184         $   204       $     221         $   236        $   116
    Bank loans and other
      borrowings*                           4,393         5,661           9,750           9,900          11,980          7,024
    Interest component of rentals
      of office and equipment                  62            27              25              18              16              8
  Other adjustments**                         101            53               2               7               3              4
                                           ------        -------         ------         -------         --------        ------
    TOTAL (A)                              $4,748        $5,925          $9,981         $10,146         $12,235         $7,152
                                           ======        ========        ======         =======         ========        ======

Earnings:
  Pretax income (loss) from
    continuing operations                 $  (146)   $        1      $       78       $     309        $    593        $   532
  Fixed charges                             4,748         5,925           9,981          10,146          12,235          7,152
  Other adjustments***                        (68)          (52)             (1)             (6)             (2)            (4)
                                          -------         ------        --------        -------         -------         ------
    TOTAL (B)                              $4,534        $5,874         $10,058         $10,449         $12,826         $7,680
                                           ======        ======         =======         =======         =======         ======
(B / A)                                     ****           ****             1.01           1.03          1.05             1.07

*        Includes amortization of long-term debt discount.

** Other adjustments include capitalized interest and debt issuance costs, amortization of capitalized interest and preferred stock dividends of a wholly owned subsidiary.

*** Other adjustments include adding the net loss of affiliates accounted for at equity whose debt is not guaranteed by the Company and subtracting capitalized interest and debt issuance costs, undistributed net income of affiliates accounted for at equity and preferred stock dividends of a wholly owned subsidiary.

**** Earnings were inadequate to cover fixed charges and would have had to increase approximately $214 million in 1993 and $51 million in 1994 in order to cover the deficiencies.

                                                                 Exhibit 27