Form 10-Q
period 1998-08-31
LEHMAN BROTHERS INC//
filed 1998-10-15
CIK 728586

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


               [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1998

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

As of September 30, 1998, 1,006 shares of the Registrant's Common Stock, par value $.10 per share, were outstanding.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES

                                    FORM 10-Q

                      FOR THE QUARTER ENDED AUGUST 31, 1998

                                      INDEX


  Part I.     FINANCIAL INFORMATION                                Page Number

     Item 1.  Financial Statements - (unaudited)

                   Consolidated Statement of Income -
                     Three and Nine Months Ended
                     August 31, 1998 and 1997 .........................3


                   Consolidated Statement of Financial Condition -
                     August 31, 1998 and November 30, 1997 ............5

                   Consolidated Statement of Cash Flows -
                     Nine Months Ended
                     August 31, 1998 and November 30, 1997.............7

                   Notes to Consolidated Financial Statements..........9

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations..........14

  Part II.        OTHER INFORMATION

     Item 1.  Legal Proceedings     ...................................33

     Item 6.  Exhibits and Reports on Form 8-K          ...............34

  Signatures...........................................................35

  EXHIBIT INDEX    ....................................................36

  Exhibits

                                           LEHMAN BROTHERS INC. and SUBSIDIARIES
                                              CONSOLIDATED STATEMENT of INCOME
                                                         (Unaudited)
                                            (In millions, except per share data)

                                                       Three months ended
                                                   August 31         August 31
                                                     1998               1997
                                                ---------------      ----------
      Revenues
          Investment banking                          $  406         $  295
          Principal transactions                         145            195
          Commissions                                    108             90
          Interest and dividends                       4,083          3,339
          Other                                           24              8
                                                     -------         ------
               Total revenues                          4,766          3,927
          Interest expense                             3,928          3,228
                                                       -----          -----
               Net revenues                              838            699
                                                      ------          -----
      Non-interest expenses
          Compensation and benefits                      375            391
          Brokerage, commissions and
           clearance fees                                 50             45
          Professional services                           18             21
          Communications                                  23             22
          Occupancy and Equipment                         14             17
          Business development                            18             16
          Management fees                                 22             36
          Depreciation and amortization                   14             13
          Other                                            6             27
                                                      ------          -----
                Total non-interest expenses              540            588
                                                      ------          -----
      Income before taxes                                298            111
          Provision for income taxes                     106             27
                                                      ------         ------
      Net income                                        $192           $ 84
                                                       =====           ====


                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                        CONSOLIDATED STATEMENT of INCOME
                                   (Unaudited)
                      (In millions, except per share data)


                                                          Nine months ended
                                                  August 31           August 31
                                                    1998                 1997
                                               ---------------        ---------
      Revenues
          Investment banking                    $ 1,088              $   697
          Principal transactions                    752                  579
          Commissions                               300                  247
          Interest and dividends                 11,486                9,224
          Other                                      33                   25
                                                -------               ------
               Total revenues                    13,659               10,772
          Interest expense                       11,067                8,897
                                                 ------                -----
               Net revenues                       2,592                1,875
                                                 ------                -----
      Non-interest expenses
          Compensation and benefits               1,251                1,010
          Brokerage, commissions and
               clearance fees                       140                  150
          Professional services                      55                   64
          Communications                             70                   66
          Occupancy and equipment                    44                   49
          Business development                       59                   51
          Management fees                            70                  127
          Depreciation and amortization              41                   39
          Other                                      32                   53
                                                  -----                -----
                Total non-interest expenses       1,762                1,609
                                                  -----                -----
      Income before taxes                           830                  266
          Provision for income taxes                312                   76
                                                  -----                -----
      Net income                                  $ 518                $ 190
                                                   =====               =====



                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)
                                  (In millions)



                                                                                       August 31      November 30
 ASSETS                                                                                  1997             1998
 ------                                                                                  ----             ----
 Cash and cash equivalents                                                              $ 604         $     220

 Cash and securities segregated and on deposit
   for regulatory and other purposes                                                    1,587             1,128

 Securities and other financial instruments owned:
    Governments and agencies                                                           25,148            17,467
    Corporate equities                                                                  8,467             5,439
    Corporate debt and other                                                            7,441             5,544
    Mortgages and mortgage-backed                                                       6,352             2,751
    Derivatives and other contractual agreements                                        5,803             5,528
    Certificates of deposit and other money market instruments                          3,430             2,248
                                                                                       ------           -------
                                                                                       56,641            38,977
                                                                                       ------            ------
 Collateralized short-term agreements:
    Securities purchased under agreements to resell                                    57,940            49,610
    Securities borrowed                                                                18,167            13,661

 Receivables:
    Brokers, dealers and clearing organizations                                         2,088             3,148
    Customers                                                                           4,793             3,874
    Others                                                                              5,570             3,107

 Property, equipment and leasehold improvements
   (net of accumulated depreciation and amortization
   of $553 in 1998 and $533 in 1997)                                                      263               262

 Other assets                                                                             251               146

 Excess of cost over fair value of net assets
   acquired (net of accumulated amortization
   of $107 in 1998 and $102 in 1997)                                                      154               158
                                                                                     --------          --------
        Total assets                                                                 $148,058          $114,291
                                                                                     ========          ========





                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
            CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (Continued)
                                   (Unaudited)
                        (In millions, except share data)



                                                                                   August 31     November 30
                                                                                     1998           1997
                                                                                  ----------     -----------

LIABILITIES AND STOCKHOLDER'S EQUITY
Short-term debt                                                                      $1,067         $  740
Securities and other financial instruments sold but not yet purchased:
   Governments and agencies                                                          12,787          8,556
   Corporate equities                                                                 4,373          3,124
   Corporate debt and other                                                           1,976          1,664
   Derivatives and other contractual agreements                                       4,049          3,685
                                                                                    -------        -------
                                                                                     23,185         17,029
Collateralized short-term financings:
   Securities sold under agreements to repurchase                                    67,555         56,017
   Securities loaned                                                                  8,447          7,764
Advances from Holdings and other affiliates                                          25,344         14,777
Payables:
   Brokers, dealers and clearing organizations                                        5,715          3,127
   Customers                                                                          7,852          6,118
Accrued liabilities and other payables                                                1,948          2,166
Long-term debt:
   Senior notes                                                                         163            229
   Subordinated indebtedness                                                          4,313          4,313
                                                                                   --------      ---------
           Total liabilities                                                        145,589        112,280
                                                                                    -------        -------
Commitments and contingencies

STOCKHOLDER'S EQUITY
Preferred stock, $0.10 par value; 10,000 shares authorized;
    None outstanding
Common stock, $0.10 par value; 10,000 shares authorized;
           1,006 shares issued and outstanding
Additional paid-in capital                                                            1,756         1,756
Foreign currency translation adjustment                                                   2             3
Retained earnings                                                                       711           252
                                                                                 ------------   ---------
          Total stockholder's equity                                                  2,469         2,011
                                                                                 ------------   ----------
          Total liabilities and stockholder's equity                               $148,058      $114,291
                                                                                  =========      ========





                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)



                                                                                        Nine months ended
                                                                                   August 31      August 31
                                                                                     1998            1997
                                                                                  ----------     ---------
   CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                    $    518       $    190
   Adjustments to reconcile net income to net cash used in
        operating activities:
     Depreciation and amortization                                                     41             39
     Provisions for losses and other reserves                                          29             41
     Deferred tax benefit                                                                            (24)
     Other adjustments                                                                 20             13
   Net change in:
     Cash and securities segregated                                                  (459)          (242)
     Securities and other financial instruments owned                             (17,664)        (4,215)
     Securities purchased under agreements to resell                               (8,330)       (15,727)
     Securities borrowed                                                           (4,506)         3,823
     Receivables from brokers, dealers and clearing organizations                   1,060            940
     Receivables from customers                                                      (919)             5
     Securities and other financial instruments sold but
        not yet purchased                                                           6,156            921
     Securities sold under agreements to repurchase                                11,538          1,743
     Securities loaned                                                                683             39
     Payables to brokers, dealers and clearing organizations                        2,588          1,665
     Payables to customers                                                          1,734         (1,112)
     Accrued liabilities and other payables                                          (247)          (210)
     Other operating assets and liabilities, net                                   (2,581)           723
                                                                                 ----------       --------

             Net cash used in operating activities                               $(10,339)       $(2,958)
                                                                                 ---------        -------



                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                                   (Unaudited)
                                  (In millions)





                                                                                      Nine months ended
                                                                                   August 31       August 31
                                                                                      1998            1997
                                                                                   -------         ---------
     CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments of senior notes                                              $(79)             $(1)
     Proceeds from issuance of subordinated indebtedness                              750              858
     Principal payments of subordinated indebtedness                                 (757)            (750)
     Net proceeds from (payments for) short-term debt                                 327           (1,541)
     Increase in advances from Holdings and other
         affiliates                                                                10,567            4,127
     Capital contributions                                                                              48
     Dividends and capital distributions paid                                         (60)             (38)
                                                                                   --------          -----
                 Net cash provided by financing activities                         10,748            2,703
                                                                                   --------          -----

     CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, equipment and leasehold improvements                      (25)             (12)
                                                                                   --------          -----
                Net cash used in investing activities                                 (25)             (12)
                                                                                   --------          -----
                Net change in cash and cash equivalents                               384             (267)
                                                                                   --------          -----
     Cash and cash equivalents, beginning of period                                   220              396
                                                                                   --------          -----
                Cash and cash equivalents, end of period                            $ 604             $129
                                                                                    =======           ====





SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)

         Interest paid totaled $11,070 and $8,930 for the nine months ended August 31, 1998 and 1997, respectively. Income taxes paid totaled $482 and $313 for the nine months ended August 31, 1998 and 1997, respectively.


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

    2.  Accounting Policies:

         On January 1, 1998, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" became fully effective. Previously, the FASB had deferred until that date certain provisions of SFAS No. 125 pertaining to repurchase agreements, securities lending and similar financing transactions. As a result of adopting the deferred provisions of SFAS No. 125, the Company has recognized on its August 31, 1998 Consolidated Statement of Financial Condition, approximately $100 million of collateral controlled on certain financing transactions and a corresponding obligation to return such collateral at the termination of such transactions.

         In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (the "SOP"). The SOP requires that certain costs incurred in connection with developing or obtaining software for internal use be capitalized. The SOP requires prospective application as of the beginning of an entity's fiscal year without adjustment for costs that would have been capitalized had the SOP been in effect in prior periods. The Company has elected early adoption of this accounting pronouncement effective as of the beginning of its 1998 fiscal year and capitalized approximately $6.1 million of purchased software and other internal use software costs during the nine months of fiscal 1998.

                     LEHMAN BROTHERS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS


         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and for Hedging Activities, which requires all derivatives to be recorded on the balance sheet at fair value. SFAS No. 133 is effective for years beginning after June 15, 1999. The expected impact of adoption on the Company's results of operations has not yet been determined, however it is not likely to be material since most of the Company's derivatives are carried at fair value.

    3.  Long-Term Debt:

         During the nine months ended August 31, 1998, the Company issued $750 million of subordinated U.S. debt of which $600 million was fixed rate debt maturing in 2008, and $150 million was floating rate debt with a maturity in 2002.

         The fixed rate debt has been effectively converted to floating rate obligations, based on the London Interbank Offered Rates ("LIBOR"), through the use of interest rate swaps

         In addition, $836 million of long-term debt matured during the nine months ended August 31, 1998.

    4.  Capital Requirements:

         As a registered broker-dealer, LBI is subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At August 31, 1998, LBI's regulatory net capital, as defined, of $1,376 million exceeded the minimum requirement by $1,247 million.

         The Company's "AAA" rated derivatives subsidiary, Lehman Brothers Financial Products Inc. ("LBFP"), has established certain capital and operating restrictions which are reviewed by various rating agencies. At August 31, 1998, LBFP had capital which exceeded the requirement of the most stringent rating agency by approximately $140 million.

         Repayment of subordinated indebtedness and certain advances and dividend payments by LBI are restricted by the regulations of the SEC and other regulatory agencies. In addition, certain investments governing the indebtedness of LBI contractually limit its ability to pay dividends.

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

                     LEHMAN BROTHERS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS



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



                                                                                                     Average Fair Value*
                                                                       Fair Value*                    Nine Months Ended
                                                                      August 31, 1998                 August 31, 1998
                                                                 ------------------------        --------------------
    (in millions)                                                 Assets      Liabilities          Assets       Liabilities
-----------------------------------------------------------------------------------------------------------------------------
    Interest rate and currency swaps and options
     (including caps, collars and floors)                         $4,674        $2,781           $ 4,323         $2,435
    Foreign exchange forward contracts and options                   506           502               586            570
    Options on other fixed income securities,
     mortgage-backed securities forward contracts
     and options                                                     382           375               511            552
    Equity contracts (including equity, warrants
     and options)                                                    223           384               190            236
    Commodity contracts (including swaps, forwards,
     and options)                                                     18             7                24              7
                                                                -------------------------------------------------------
    Total                                                      $   5,803        $4,049            $5,634         $3,800
                                                               --------------------------------------------------------





                                                                                                    Average Fair Value*
                                                                  Fair Value*                       Twelve Months Ended
                                                                November 30, 1997                    November 30, 1997
                                                                -----------------                  -------------------
    (in millions)                                                 Assets      Liabilities          Assets         Liabilities
-----------------------------------------------------------------------------------------------------------------------------
    Interest rate and currency swaps and options
     (including caps, collars and floors)                         $4,123        $2,344             $4,227          $2,295
    Foreign exchange forward contracts and options                 1,066         1,072                847           1,120
    Options on other fixed income securities,
     mortgage-backed securities forward contracts
     and options                                                     200           200                244             221
    Equity contracts (including equity, warrants
     and options)                                                     87            63                102              50
    Commodity contracts (including swaps, forwards,
     and options)                                                     52            66                 34              19
                                                                 --------------------------------------------------------
    Total                                                         $5,528        $3,685             $5,454          $3,705
                                                                  -------------------------------------------------------



  * Amounts  represent  carrying  value  (exclusive  of  collateral)  and do not
    include   receivables  or  payables  related  to   exchange-traded   futures
    contracts.

         Assets included in the table above represent the Company's unrealized gains, net of unrealized losses for situations in which the Company has a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties. Therefore, the fair value of assets/liabilities related

                     LEHMAN BROTHERS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS



    to derivative contracts at August 31, 1998 represents the Company's net receivable/payable for derivative financial instruments before consideration of collateral. Included within the $5,803 million fair value of assets at August 31, 1998 was $5,615 million related to swaps and OTC contracts and $188 million related to exchange-traded option and warrant contracts. Included within the $5,528 million fair value of assets at November 30, 1997 was $5,444 million related to swaps and OTC contracts and $84 million related to exchange-traded option and warrant contracts.

         With respect to OTC contracts, including swaps, the Company views its net credit exposure to be $4,666 million at August 31, 1998 (including $711 million from affiliates), representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of collateral of $949 million. Presented below is an analysis of the Company's net credit exposure (after allocation of collateral) at August 31, 1998 for OTC contracts based upon actual ratings made by external rating agencies or by equivalent ratings established and utilized by the Company's Corporate Credit Department.

    Counterparty                    S&P/Moody's
     Risk Rating                    Equivalent              Net Credit Exposure
    ------------               -------------------------    -------------------
           1                   AAA/Aaa                                  19%
           2                   AA-/Aa3 or higher                        21%
           3                   A-/A3 or higher                          49%
           4                   BBB-/Baa3 or higher                       8%
           5                   BB-/Ba3 or higher                         3%
           6                   B+/B1 or lower                            -%

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

    6.  Other Commitments and Contingencies:

         In connection with its financing activities, the Company has outstanding commitments under certain lending arrangements of approximately $3.5 billion at August 31, 1998 and $1.9 billion at November 30, 1997. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness.

                     LEHMAN BROTHERS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS



    The Company, through its high yield sales and trading activities, makes commitments to extend credit in loan syndication transactions principally to below investment grade borrowers and then participates a significant portion of these commitments. These commitments, net of syndications and participations, totaled $2.8 billion and $1.6 billion at August 31, 1998 and November 30, 1997, respectively, are typically secured against the borrower's assets and have fixed maturity dates. The draw down of these facilities is generally contingent upon certain representations, warranties and contractual conditions of the borrower. Total commitments may not be indicative of actual funding requirements as the Company intends to continue syndicating, selling, and/or participating these commitments.

         In addition, the Company had lending commitments to high grade borrowers of $474 milliion at August 31, 1998. These commitments also are typically secured against the borrower's assets, have fixed maturity dates, and are generally contingent upon certain representatives, warranties and contractual conditions of the borrower.

         The Company has commitments to invest up to $207 million in partnerships, which in turn will make direct merchant banking related investments. These commitments will be funded as required through the end of the respective partnerships' investment periods, principally expiring in 2004.

         In June 1998, the Company, together with a consortium of other financial services companies, sponsored a $5 billion interim loan fund, designed to extend financing to clients in connection with a wide range of domestic and international leveraged transactions, including acquisitions, corporate recapitalization and refinancing of existing debt. In connection therewith, the Company intends to provide up to $400 million to be used by the fund. Any drawdowns under the facility are expected to be repaid within a short-term period. At August 31, 1998, the fund had no outstanding loans.

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

         As a leading global investment bank, risk is an inherent part of all of the Company's businesses and activities. The extent to which the Company properly and effectively identifies, assesses, monitors and manages each of the various types of risks involved in its trading (including derivatives), brokerage, and investment banking activities is critical to the success and profitability of the Company. The principal types of risks involved in the Company's activities are market risk, credit or counterparty risk and transaction risk. Management has developed a control infrastructure throughout the Company to monitor and manage these risks on a global basis. For further discussion of these matters, refer to Note 10 to the Consolidated Financial Statements, in the Form 10-K.

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

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Business Environment

     The principal business activities of the Company are investment banking and securities trading and sales, which by their nature are subject to volatility, primarily due to changes in interest and foreign exchange rates, and security valuations, global economic and political trends and industry competition. As a result, the Company's revenues and earnings may vary significantly from quarter and from year to year.

     The generally favorable market and economic conditions that characterized fiscal 1997 continued into the first eight months of the Company's current fiscal year ("fiscal 1998"). During the first eight months of fiscal 1998, investor demand in the worldwide debt and equity markets remained strong led by continued growth in the U.S. economy and the favorable interest-rate environment. The pace of underwriting for combined fixed income and equity securities accelerated to record levels. The pace of global merger and acquisition activity fueled financing of all types. Investors were focused on worldwide market conditions, particularly with respect to the potential effects of the Asian crisis, as well as any signs of potential weakening in the U.S. economy.

     Following this period of relative stability, the turmoil in various emerging markets erupted in mid-August particularily with respect to Russia. Events in Russia drove all emerging market bond yields sharply higher. As investors sought safe havens, U.S. Treasury and European government bond yields moved sharply lower while spreads on other fixed income products widened. Ten-year U.S. Treasury yields fell by over 50 basis points (bp) to just under 5%, while yields on ten-year German Bunds fell by just over 60bp to 4.2%, both representing new global lows. The yields on bonds of lower rated corporations also rose abruptly. Deleveraging and reduced risk-taking disrupted the flow of funds throughout the financial markets and new issuances of debt and equity securities slowed.

     Since reaching record levels in the middle of July, the U.S. equity market is in the midst of the most serious correction of the 1990's with the S&P 500 index down almost 20% from its peak to the trough on August 31. The marketplace continues to reflect concerns over the lingering Asian economic troubles, which spread to Russia and threaten Latin America, as well as political uncertainty in Washington. This increased risk aversion has resulted in a reduction in the availability of credit and lower equity prices. After providing an annual return of about 24% from the beginning of the fiscal year to the July peak, equity returns have fallen to almost zero for the first nine months of the fiscal year.

     Over the nine months to August, European equities have returned 16% in dollar terms alongside healthy trading volumes, although this overall performance masks an extremely strong 40% gain for the FT/S&P European Index through the July peak, followed by a 17% fall to the end of August. While the bond environment was supportive throughout, the impact of the crisis sweeping emerging markets, including Russia's devaluation and debt restructuring, sparked a severe correction amid highly volatile market conditions. Far Eastern and Latin American stock markets became the focus of the turmoil and lost a

                     LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


substantial proportion of their value over this period with total returns of minus 23% and 40% as measured by the FT/S&P Pacific Basin Index and IFC Latin America Investable Index, respectively.

     Worldwide underwriting volumes, which had been running at an unprecedented rate for the first seven months of fiscal 1998, saw a significant slowdown in the last two months of the third quarter. While volumes for the entire year will be record setting, the Company is not anticipating a return to the flow of issuance volume it experienced earlier this year due to the extreme volatility in the credit markets. Similarly, equity and equity-related underwriting activity has mirrored the market as a whole, with record new issuance in the first eight months of fiscal year 1998 followed by significantly reduced activity as a result of less favorable market conditions.

     Corporate Finance Advisory activities continued at record levels during the first nine months of fiscal 1998. Coming off a strong pace in 1997, the volume of announced transactions during the first nine months of 1998 continued to reflect the trend of consolidation, deregulation and globalization across industry sectors. However, as a direct result of global market turmoil caused by economic uncertainties throughout the world, the volume of announced transactions has recently slowed.

     Although strong financial markets characterized the first eight months of fiscal 1998, recent events have highlighted the cyclicality of the financial services industry. The current adverse market conditions impact competitors and counterparties throughout the industry to varying degrees, including the Company and all aspects of the Company's activities. Management is responding to the changes and risks inherent in this environment by reducing the Company's risk exposure, shifting the mix of its balance sheet and reducing certain positions.





Note:Except for the historical  information  contained herein, this Management's
     Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                     LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



    Results of Operations
    For the Three Months Ended August 31, 1998 and 1997

         The Company reported net income of $192 million for the third quarter ended August 31, 1998 representing an increase of 129% from net income of $84 million for the third quarter ended August 31, 1997. This increase reflected across the board strength in the Company's fixed income, equity and investment banking businesses especially in June and July. However, results in August were affected by several unfavorable economic factors, including the widening of spreads across U.S. and European fixed income markets. Spreads widened due to the impact of significant volatility in Russia and other emerging markets.

     Net revenues increased to $838 million for the third quarter of 1998 from $699 million for the third quarter of 1997. The increase in net revenues from the third quarter of 1997 resulted from continued strong performance in the global merger and acquisition advisory business, the debt and equity origination businesses as well as foreign exchange and municipal bonds.

     As part of its market-making activities, the Company maintains inventory positions of varying amounts across a broad range of financial instruments that are marked-to-market on a daily basis and, along with the Company's proprietary trading positions, give rise to principal transactions revenues. The Company utilizes various hedging strategies to minimize its exposure to significant movements in interest and foreign exchange rates and the equity markets.

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

                     LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


    Three Months Ended August 31, 1998

                         Principal
                     Transactions and                Investment
                       Net Interest     Commissions    Banking  Other     Total
--------------------------------------------------------------------------------
Fixed Income                  $264         $   8        $147    $  2       $421
Equity                          21            95         108       2        226
Corporate Finance
  Advisory                      (5)                      142                137
Merchant Banking                (5)                        9                  4
Other                           25             5                  20         50
--------------------------------------------------------------------------------
                              $300          $108        $406     $24       $838
--------------------------------------------------------------------------------

Three Months Ended August 31, 1997

                         Principal
                     Transactions and                Investment
                       Net Interest     Commissions    Banking  Other     Total
--------------------------------------------------------------------------------
Fixed Income                  $258          $  6       $  87      $2       $353
Equity                          40            81          81                202
Corporate Finance
  Advisory                                                66                 66
Merchant Banking                 4                        61                 65
Other                            4             3                   6         13
--------------------------------------------------------------------------------
                              $306           $90        $295      $8       $699
--------------------------------------------------------------------------------

         Fixed Income. The Company's fixed income net revenues reflect customer flow activities (both institutional and high-net-worth retail), secondary trading, debt underwriting, syndicate and financing activities related to fixed income products. Fixed income products include dollar- and non-dollar government securities, mortgage- and asset-backed securities, money market products, dollar- and non-dollar corporate debt securities, emerging market securities, municipal securities, financing (global access to debt financing sources including repurchase and reverse repurchase agreements), foreign exchange and fixed income derivative products. Fixed income net revenues increased 19% to $421 million for the third quarter of 1998 from $353 million for the third quarter of 1997. The increase in the third quarter results versus the prior year reflected improved results in foreign exchange, municipal bonds and derivative products. Investment banking revenues, as a component of fixed income revenues, increased to $147 million for the third quarter of 1998 from $87 million for the third quarter of 1997 due to significantly increased underwriting fees in high yield and high grade corporates.

         Equity. Equity net revenues reflect customer flow activities (both institutional and high-net-worth retail), secondary trading, equity underwriting, equity finance, equity derivatives and equity arbitrage activities. The Company's equity net revenues increased to $226 million for the third quarter of 1998 from $202 million for the third quarter of 1997. Higher revenues resulted from higher levels of customer flow activities in certain U.S. and European listed securities, as well as increased underwriting volumes in convertible securities. Investment Banking revenues, as a component of equity revenues, increased to $108 million for the third quarter of 1998 from $81 million for the third quarter of 1997 due to increased underwriting volumes in convertible securities.

                     LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         Corporate Finance Advisory. Corporate finance advisory net revenues, classified in the Consolidated Statement of Income as a component of investment banking revenues, result primarily from fees earned by the Company in its role as strategic advisor to its clients. This role consists of advising clients on mergers and acquisitions, divestitures, leveraged buyouts, financial restructurings, and a variety of cross-border transactions. Net revenues from corporate finance advisory activities increased to $137 million for the third quarter of 1998, reflecting a 108% increase from the $66 million recognized in the third quarter of 1997. This increase reflected the closing of several large transactions in the third quarter of 1998.

         Merchant Banking. The Company is the general partner for five active merchant banking partnerships. Current merchant banking investments held by the partnerships include both publicly traded and privately held companies. Merchant banking net revenues represent the Company's proportionate share of net unrealized gains and losses from the revaluation of investments held by the partnerships. Such amounts are classified in the Consolidated Statement of Income as a component of investment banking revenues. Merchant banking net revenues also reflect the net interest expense relating to the financing of the Company's investment in the partnerships. Merchant banking net revenues were $4 million for the third quarter of 1998 down from $65 million in the third quarter of 1997. Net revenues in the third quarter of 1997 reflects the realized gains on the sale of the Company's remaining positions in certain publicly traded investments held by the partnerships.

         Non-Interest Expenses. Non-interest expenses were $540 million for the third quarter of 1998 and $588 million for the third quarter of 1997.
    Management fees represent the allocation of various charges, such as compensation and benefits, occupancy, administration and computer processing between the Company, Holdings, and other affiliates based upon certain allocation methods. Management fees were $22 million for the third quarter of 1998 and $36 million for the third quarter of 1997. During the third quarter of 1998, the decrease in management fees was a result of reduced affiliate activities on behalf of LBI as well as increased Company activities on behalf of affiliates.

         Income Taxes. The Company's income tax provision was $106 million for the third quarter of 1998 compared to $27 million for the third quarter of 1997. The effective tax rate was 36% for the third quarter of 1998 and 24% for the third quarter of 1997. The increase in the effective tax rate relates primarily to a significantly higher level of pre-tax income, which minimizes the impact of permanent adjustments.

                     LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


    Results of Operations
    For the Nine Months Ended August 31, 1998 and 1997

         The Company reported net income of $518 million for the nine months ended August 31, 1998, representing an increase of 173% from net income of $190 million for the nine months ended August 31, 1997.

         Net revenues increased to $2,592 million for the nine months of 1998 from $1,875 million for the nine months of 1997. The increase in net revenues for the nine months of 1998 resulted from strong performances in the global merger and acquisition advisory, fixed income and equity businesses.

         Principal transactions and net interest revenues increased to $1,171 million for the nine months of 1998 from $906 million for the nine months of 1997. Principal transactions revenues increased as favorable market conditions through the first eight months were characterized by low interest rates. In addition, low inflation supported debt markets and helped to spur growth in the equity markets in both the U.S. and Europe. Growth in fixed income revenue was paced by derivatives, municipal bonds, and foreign exchange product lines. Net interest revenues increased as a result of an increase in inventory and a shift in the composition of the Company's fixed income portfolio.

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

    Nine Months Ended August 31, 1998

                        Principal
                     Transactions and                Investment
                       Net Interest   Commissions    Banking    Other     Total
--------------------------------------------------------------------------------
    Fixed Income           $1,062        $  20      $  484       $ 3     $1,569
    Equity                    102          268         259         2        631
    Corporate Finance
         Advisory             (13)                     311                  298
    Merchant Banking           (7)                      35                   28
    Other                      27           12          (1)       28         66
--------------------------------------------------------------------------------
                           $1,171         $300      $1,088       $33     $2,592
--------------------------------------------------------------------------------


    Nine Months Ended August 31, 1997

                           Principal
                        Transactions and             Investment
                           Net Interest  Commissions  Banking   Other   Total
-------------------------------------------------------------------------------
    Fixed Income           $791         $  24        $240       $ 4     $1,059
    Equity                  110           213         172         1        496
    Corporate Finance
         Advisory                                     168                  168
    Merchant Banking         (3)                      117                  114
    Other                     8            10                    20         38
-------------------------------------------------------------------------------
                           $906          $247        $697       $25     $1,875
-------------------------------------------------------------------------------

         Fixed Income. Fixed income net revenues increased to $1,569 million for the nine months of 1998 from $1,059 million for the nine months of 1997. The increase in the nine months of 1998 versus the prior year nine months reflected improved performances in a number of fixed income products including both sales and trading and syndicate activities in high yield corporates as well as increased contributions from fixed income derivatives, foreign exchange and municipal bonds partially offset by decreased results in mortgages. Investment banking revenues, as a component of fixed income revenues, increased to $484 million for the nine months of 1998 from $240 million for the nine months of 1997 due to increased underwriting fees, particularly in high yield corporates.

         Equity. The Company's equity net revenues increased to $631 million for the nine months of 1998 from $496 million for the nine months of 1997. Higher revenues resulted from increased levels of customer flow activities in U.S. and European listed securities, increased underwriting volumes and improved contributions from convertible securities. Investment banking revenues, as a component of equity revenues, increased to $259 million for the nine months of 1998 from $172 million for the nine months of 1997 due to increased underwriting volumes in U.S. listed and convertible securities.

                     LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Corporate Finance Advisory. Net revenues from corporate finance advisory activities increased to $298 million for the nine months of 1998 reflecting a 77% increase from the $168 million recognized in the nine months of 1997. This increase reflected improved market share and continued strength in the overall merger and acquisition market environment. For completed M&A transactions, Lehman has improved its worldwide ranking from #8 to #4, increasing its market share from 6.5% to 15.4%, in part through participation in 3 of the 5 largest deals in the first nine months of the 1998 calendar year based on data supplied by Securities Data Company.

         Merchant Banking. Merchant banking net revenues were $28 million for the nine months of 1998 and $114 million in the nine months of 1997. 1998 net revenues reflect the unrealized gains recognized on the publicly traded investments as well as realized gains on the sales of other investments. 1997 net revenues reflect the realized gains on the sales of the partnerships' interest in certain publicly traded investments.

         Non-Interest Expenses. Non-interest expenses were $1,762 million for the nine months of 1998 and $1,609 million for the nine months of 1997. Management fees represent the allocation of various charges, such as compensation and benefits, occupancy, administration and computer processing between the Company, Holdings, and other affiliates based upon certain allocation methods. Management fees were $70 million for the nine months of 1998 and $127 million for the nine months of 1997. During the nine months of 1998, the decrease in management fees was a result of reduced affiliate activities on behalf of LBI as well as increased Company activities on behalf of affiliates.

         Income Taxes. The Company's income tax provision was $312 million for the nine months of 1998 as compared to $76 million for the nine months of 1997. The effective tax rate was 38% for the nine months of 1998 and 29% for the nine months of 1997. The increase in the effective tax rate relates primarily to a significantly higher level of pre-tax income, which minimizes the impact of permanent adjustments.

                     LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


    Liquidity and Capital Resources


    Overview

    As a leading global investment bank that actively participates in the global capital markets, the Company has large and diverse capital requirements. Many of the businesses in which the Company operates are capital intensive. Capital is required to finance, among other things, the portion of the Company's securities inventories not funded on a secured basis, merchant banking activities and investments in fixed assets. The Company's primary activities are based on the execution of customer-related transactions. This flow of customer business supports the rapid asset turnover rate of the Company's inventory.

     The Company's balance sheet consists primarily of cash and cash equivalents, securities and other financial instruments owned, and collateralized short-term financing agreements. The liquid nature of these assets provides the Company with flexibility in financing and managing its business. The vast majority of these assets are funded on a secured basis through collateralized short-term financing agreements with the remaining assets being funded through unsecured financing and capital.

    The Company's total assets increased to $148.1 billion at August 31, 1998 from $114.3 billion at November 30, 1997, reflecting an increase in secured customer financing activities and the expansion of certain higher margin business lines in strategic growth areas (i.e., high yields and mortgage-backed).

    Funding and Capital Policies

    The Company's Finance Committee is responsible for establishing and managing the funding and liquidity policies of the Company. These policies include recommendations for capital and balance sheet size as well as the allocation of capital and balance sheet to product areas. Members of the Company's treasury department and business unit financing groups work with the Finance Committee to ensure coordination of global funding efforts and implementation of the funding and liquidity policies. Regional asset and liability committees, aligned with the Company's geographic funding centers, are responsible for implementing funding strategies for their respective regions.

    The primary goal of the Company's funding policies is to provide sufficient liquidity and availability of funding sources to meet the needs of the Company's businesses. The key elements of these policies are to:

     (1)  Maintain  a  Total  Capital   structure  that  supports  the  business
          activities in which the Company is engaged. Total Capital is defined as long-term debt, preferred stock and common stockholders' equity.

     (2) Minimize liquidity and refinancing risk by funding the Company's assets primarily on a secured basis.

     (3) Obtain diversified funding through a global investor base which increases liquidity and reduces concentration risk.

     (4)  Maintain funding availability in excess of actual utilization.

                     LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


      (5) Maintain sufficient financial resources to enable the Company to meet its obligations in periods of financial stress through a combination of collateralized short-term financings and Total Capital, as well as the implementation of a contingency funding plan.

    Short-Term Funding

    The Company strives to maximize the portion of the Company's balance sheet that is funded through collateralized borrowing sources, which in turn minimizes the reliance placed upon unsecured short-term debt. Collateralized borrowing sources include cash market securities and other financial instruments sold but not yet purchased, as well as collateralized short-term financings, defined as securities sold under agreements to repurchase ("repos") and securities loaned. Because of their secured nature, OECD government repos and other investment grade types of collateralized borrowings are less credit-sensitive and have historically been a stable financing source irrespective of market conditions.

    The amount of the Company's collateralized borrowing activities will vary reflecting changes in the mix and overall levels of securities and other
    financial   instruments  owned  which  are  driven  by  strategic   business
    objectives and global market conditions. The majority of the Company's assets are funded with collateralized borrowing sources. At August 31, 1998 and November 30, 1997, $95 billion and $77 billion, respectively, of the Company's total balance sheet of $148 billion and $114 billion at August 31, 1998 and November 30, 1997, respectively, were financed using collateralized borrowing sources.

                     LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



    Total Capital

    The Company increased its Total Capital base in 1998 to $6.9 billion at August 31, 1998 from $6.6 billion at November 30, 1997 primarily due to the retention of earnings.

                                        August 31            November 30
    (in millions)                         1998                  1997
--------------------------------------------------------------------------------
    Long-term Debt

     Senior Notes                           $163                    $229
     Subordinated Indebtedness             4,313                   4,313
                                         -------                 -------
                                           4,476                   4,542

    Stockholders' Equity                   2,469                   2,011


--------------------------------------------------------------------------------
    Total Capital                         $6,945                  $6,553
--------------------------------------------------------------------------------

    During the first nine months of 1998, the Company issued $750 million in long-term debt, and $836 million of long-term debt matured. Long-term debt increased to $4.48 billion at August 31, 1998 from $4.54 billion at November 30, 1997 with a weighted average maturity of 4.7 years at August 31, 1998 and 4.5 years at November 30, 1997.

    Credit Ratings

    The Company, like other companies in the securities industry, relies on external sources to finance a significant portion of its day-to-day operations. The Company's access to and cost of funding is generally dependent upon its short- and long- term debt ratings. In September 1998, Moody's reaffirmed the "stable" long-term debt ratings of Holdings and changed its outlook on the Company from positive to stable. Also in September, Standard & Poor's, as part of its change in outlook for firms throughout the securities industry, put the Company's debt rating on Credit Watch with negative implications. As of August 31, 1998, the short- and long-term senior debt ratings of Holdings and LBI were as follows:

                                                             LBI
                                                 ---------------------------

                                                 Short-term      Long-term**
                                                 ----------      -----------
Duff & Phelps Credit Rating Co.                     D-1             A/A-
Fitch IBCA, Inc.                                    F-1             A/A-
Moody's                                              P2           A3*/Baal
S&P                                                 A-1             A+*/A
Thomas BankWatch                                   TBW-1            A+/A

*   Provisional ratings on shelf registration
** Senior/subordinated

                     LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


    Lehman Brothers Derivative Products

    On July 16, 1998, the Company announced that it had established a special purpose subsidiary that will provide counterparties around the world with a wide variety of derivative products and services. The new company, Lehman Brothers Derivative Products Inc. has been assigned Aaa and AAAt credit ratings by Moody's Investor Services Inc. and Standard & Poor's Corporation, respectively.

    High Yield Securities

    The Company underwrites, trades, invests and makes markets in high yield corporate debt securities. The Company also syndicates, trades and invests in loans to below investment grade-rated companies. For purposes of this discussion, high yield debt securities are defined as securities or loans to companies rated BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans which, in the opinion of management, are non-investment grade. The definition excludes sovereign debt. Non-investment grade securities generally involve greater risks than investment grade securities due to the issuer's creditworthiness and the liquidity of the market for such securities. In addition, these issuers  have  higher  levels of  indebtedness,  resulting  in an  increased sensitivity to adverse economic conditions. The Company recognizes these risks and aims to reduce market and credit risk through the diversification of its products and counterparties. High yield debt securities are carried at market value, and unrealized gains or losses for these securities are reflected in the Company's Consolidated Statement of Income. The Company's portfolio of such securities at August 31, 1998 and November 30, 1997 included long positions with an aggregate market value of approximately $2.4 billion and $2.6 billion, respectively, and short positions with an aggregate market value of approximately $351 million and $151 million, respectively. The portfolio may, from time to time, contain concentrated holdings of selected issues. The Company may also, from time to time, mitigate its net exposure to any single issuer through the use of derivatives and other financial instruments. At August 31, 1998, the Company had no single net exposure to an issuer of high yield securities or loans greater than $110 million.


    Lending Activities

    The Company, through its high yield sales and trading activities, makes commitments to extend credit in loan syndication transactions principally to below investment grade borrowers and participates a significant portion of these commitments. These commitments, which are net of syndications and participations, totaled $2.8 billion at August 31, 1998, are typically secured against the borrower's assets and have fixed maturity dates. The utilization of these facilities is generally contingent upon certain representations, warranties and contractual conditions of the borrower. Total commitments may not be indicative of actual funding requirements as the Company intends to continue syndicating, selling, and/or participating these commitments.

    In addition, the Company had lending commitments to high grade borrowers of $474 million at August 31, 1998. These commitments also are typically secured against the borrower's assets, have fixed maturity dates, and are generally contingent upon certain representatives, warranties and contractual conditions of the borrower.

                     LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


    Merchant Banking and Related Lending Activities

    The Company's merchant banking activities include investments in five partnerships, for which the Company acts as general partner, as well as direct investments. At August 31, 1998, the investment in merchant banking partnerships was $22 million. The Company's policy is to carry its investments, including its partnership interests, at fair value based upon the Company's assessment of the underlying investments.

    The  Company  has   commitments   to  invest  up  to  $207  million  in  the
    partnerships, which in turn will make direct merchant banking related investments. These commitments will be funded as required through the end of the respective partnerships' investment periods, principally expiring in 2004.

    In June 1998, the Company, together with a consortium of other financial services companies, sponsored a $5 billion interim loan fund, designed to extend financing to clients in connection with a wide range of domestic and international leveraged transactions, including acquisitions, corporate recapitalizations and refinancings of existing debt. In connection therewith, the Company intends to provide up to $400 million to be used by the fund. Any drawdowns under the facility are expected to be repaid within a short-term period. At August 31, 1998, the fund had no outstanding loans.

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

                                  August 31, 1998          November 30, 1997
                                  ---------------          -----------------
    Interest rate risk                   $10.8                    $9.8
    Equity price risk                      8.7                     4.7
    Foreign exchange risk                  1.1                     1.3
    Diversification benefit               (5.9)                   (4.8)
                                          -----                   ----
    Total Company                        $14.7                   $11.0
                                          ====                    ====

    Value at risk increased at August 31, 1998 because of dramatic increases in volatility across a broad spectrum of asset classes.

    The Company utilizes a wide variety of market risk management methods, including stress and scenario analysis, limits for each trading activity; marking all positions to market on a daily basis; daily profit and loss analyses; position reports; aged inventory position analyses; and independent verification of all inventory pricing. The Company believes that these procedures, which stress timely communication between the risk and trading areas and senior management, are critical elements of the risk management process.

                     LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



    Impact of EMU

    As of January 1, 1999, 11 European countries will enter into the European economic and monetary union ("EMU") and replace their local currencies with a single currency, the Euro. During a three-year transition period, the national currencies will continue to circulate but only as fixed denominations of the Euro. Commencing on January 1, 1999, the settlement of non-cash transactions previously denominated in the participating national currencies will predominately be effected in Euros.

    To date, the Council of Ministers of the European Union has approved the following states for entry into EMU: Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Portugal, and Spain.

    In order to have all areas of the Company prepared for EMU before the scheduled start date of January 1, 1999, the Company has implemented a worldwide EMU conversion and testing plan. A full-time team has been assigned to assess the impact on the Company's global infrastructure and to perform all required systems changes. The Company has also been reviewing and planning for the impact of the conversion in its various business areas. The Company has completed the analysis, design, and build phases of the conversion and will focus on testing throughout the next several months. In addition, the Company will be directing its efforts toward the detailed planning of the conversion weekend (December 31, 1998 to January 3, 1999). The Company's plan is currently on schedule, and integrated systems testing has commenced.

    Dress rehearsals of conversion weekend are planned. These rehearsals will simulate the actual conversion weekend as closely as possible. High volume tests are being run with production volumes to ensure that systems can handle the conversion volume within acceptable time-frames. The Company's test programs are designed to establish its ability to process all transactions in the new environment. The Company is also participating in industry testing where practicable, as organized by regulatory and market agencies.

    Many areas of the Company will be affected by the introduction of the single currency. As with the Year 2000 issue, EMU poses various operating risks. EMU will require many changes to the Company's operations and technology, including currency conversions, modifications of trading payment and settlement systems, and the redenomination of securities. This will require the conversion of exceptionally large amounts of data in the Company's systems.


    The Company has incurred and expects to continue to incur expenses for the internal technology and operations staff, as well as costs for outside consultants, in order to implement its EMU conversion plan. Management currently estimates that the cost of its EMU conversion program will be approximately $7.5 million, of which $3 million has been incurred to date and expensed.

    The changes to the Company's data and computer systems will affect its clearance, settlement and financial reporting activities, along with other key operations of the Company. If not properly implemented, these changes could lead to failed settlements, inability to reconcile trading positions and funding disruptions. In addition, the Company is dependent for proper

                     LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


    transactions clearance and reporting on many third parties, including counterparties, clearing agents, banks, exchanges, clearing houses and providers of information. Errors arising in the Company's or third parties' systems could also lead to erroneous entries in the Company's books and records. These events could result in misstatement of the Company's financial condition and results of operations, could impair its ability to manage its risks, and result in a material loss, regulatory actions, reputational harm and legal liability.

         While convergence to the Euro has reduced client demand for certain transactions, which has impacted the Company's foreign exchange and fixed income activities in Europe, the Company anticipates that new opportunities in Europe will be created through an expansion of activities in mergers and acquisitions, investment grade and high yield debt capital markets, and equity issuance and asset allocation. Overall, management anticipates that implementation of EMU will not, by itself, materially affect the financial results of the Company in an adverse manner.

         Although all key suppliers have committed that they will be Euro compliant, the Company can give no assurance that third parties on whom it depends, will have the systems necessary to process Euro-denominated transactions. Moreover, disruption in the activity in the European markets because of the conversion to the Euro could hurt the Company's businesses in those markets, resulting in lost revenues and increased costs. Management cannot predict the magnitude of any such reduction or its impact on the Company's financial results.

          As part of the conversion process, the Company is establishing detailed contingency plans. The contingency plans will provide mechanisms to assess and communicate the impact of any delays. These plans also address likely problems in the aftermath of conversion with a view to maximizing the Company's ability to avoid disruption.

                     LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


    Impact of the Year 2000

    The Year 2000 issue is the result of many computer programs and imbedded chips being written using two digits rather than four to define the applicable year. Many of the Company's computer programs that have date-sensitive software may recognize a date using "00"as the year 1900 rather than the year 2000.

    If not addressed and completed on a timely basis, failure of the Company's computer systems to process Year 2000 related data correctly could have a material adverse effect. Failures of this kind could, for example, lead to incomplete or inaccurate accounting, settlement failures, trade processing or recording errors in securities, currencies, commodities or other assets. It could also lead to uncertainty regarding risk, exposures and liquidity. If not addressed, the potential risks to the Company include financial loss, legal liability, interruption to business and regulatory actions.

    The Company established a team in 1996 to modify or replace and then test the appropriate software and equipment to ensure that Year 2000 issues are addressed. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue will be resolved for all the Company's own systems worldwide.

    However, even if these changes are successful, the Company remains at risk from Year 2000 failures caused by third parties. The Company has therefore initiated efforts with key counterparties, exchanges, agencies, utilities and suppliers, among others, to assess and wherever possible remediate Year 2000 issues. To date, the Company has not received sufficient information from certain vendors and international markets to complete its assessment of Year 2000 awareness.

    Examples of problems that could result from the failure by third parties with whom the Company interacts to remediate Year 2000 bugs include: (i) in the case of exchanges and clearing agents, funding disruptions, failure to trade in certain markets and settlement failures; (ii) in the case of counterparties and clients, accounting and financial difficulties to those parties that may expose the Company to increased credit risk and lost business; (iii) in the case of vendors, service failures such as power, telecommunications, elevator operations and loss of security access control;
    (iv) in the case of banks and other lenders, the potential for liquidity stress due to disruptions in funding flows; and, (v) in the case of data providers, inaccurate or out of date information that would impair the Company's ability to perform critical functions such as pricing securities and currencies. Additionally, general uncertainty regarding the success of remediation may cause many market participants to reduce their market activities temporarily as they address and assess their Year 2000 efforts in 1999. This could result in a general reduction in market activities and revenue opportunities in late 1999 and early 2000. Management cannot predict the magnitude of any such reduction or its impact on the Company's financial results. However, the Company's Risk Management Department has undertaken a comprehensive review of third party and credit risks posed by Year 2000. Additionally, recognizing the uncertainty of external dependencies, the Company is preparing a contingency plan that identifies potential problems, actions to minimize the likelihood of their occurrence and action plans to be invoked should they occur. These plans will include backup processes that do not rely on computer systems, where appropriate.

                     LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


    The Company has taken a lead in industry efforts to deal with the Year 2000 issue by actively participating, and in some cases leading, industry-wide testing in 1998 and 1999. The Company has already successfully participated in a July industry-wide Beta test conducted by the Securities Industry Association. This industry-wide testing is the forum in which firms within the financial industry test the applications that transfer data between them. However, as stated above, there can be no guarantee or assurance that the systems of other companies on which the Company's systems rely will be timely converted in a timely fashion, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

    The Company plans to complete the Year 2000 project, including industry-wide testing, no later than August 1999. The Company has established an internal auditing plan to record results and ensure ongoing compliance of tested applications. It should be noted that efforts focused on addressing EMU have delayed the finalization of internal and industry-wide testing in Europe.

    The Company's total Year 2000 project cost is based on presently available information. The total remaining cost of the Year 2000 project is estimated at approximately $4.5 million which will be funded through operating cash flows and expensed as incurred over the next one and one-half years. The Company has incurred and expensed approximately $2 million in 1997, and $2.7 million through August 31, 1998, related to the Year 2000 project.

    The costs of the Year 2000 testing, modifications and/or replacements, and the date on which the Company plans to complete the project are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


      ITEM 1               Legal Proceedings


         The Company is involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of its business. Such proceedings include actions brought against the Company and others with respect to transactions in which LBI acted as an underwriter or financial advisor, actions arising out of the Company's activities as a broker or dealer in securities and commodities and actions brought on behalf of various classes of claimants against many securities and commodities firms, including the Company.

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

          Actions Relating to First Capital Holdings Inc. (Reported in LBI's Annual Report on Form 10-K and First and Second Quarter Reports on Form 10-Q)

          The Virginia Commissioner of Insurance Action. On July 7, 1998, the Commissioner filed a Notice of Appeal to the United States Court of Appeals for the Fourth Circuit from the Order filed on May 21, 1998.

          Actions relating to National Association of Securities Dealers Automated Quotations System ("NASDAQ") Market Maker Antitrust and
     Securities Litigation. (Reported in LBI's Annual Report on Form 10-K) The Stipulation and Order were approved by the United States District Court for the Southern District of New York, which decision has been affirmed on appeal by the Second Circuit Court of Appeals.

          AIA Holding SA et al. v. Lehman Brothers Inc. and Bear Stearns & Co., Inc. (Reported in LBI's Annual Report on Form 10-K and First and Second
     Quarter Reports on Form 10-Q). The plaintiffs filed a First Amended Complaint on July 3, 1998 which LBI answered on August 12, 1998. Discovery is proceeding.

      Actions relating to Sales and Marketing of Limited Partnerships

          Klein, et al. v. Lehman Brothers Inc., et al. (Reported in LBI's Annual Report on Form 10-K). On September 24, 1998, the Court filed an opinion dismissing the complaint.

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



                                             LEHMAN BROTHERS INC.
                                                (Registrant)


Date:   October 15, 1998            By       /s/David Goldfarb
                                             ------------------
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.        Exhibit

Exhibit 12         Computation in Support of Ratio of Earnings to Fixed Charges

Exhibit 27         Financial Data Schedule

                                                            Exhibit 12


                      LEHMAN BROTHERS INC. and SUBSIDIARIES
          COMPUTATION in SUPPORT of RATIO of EARNINGS to FIXED CHARGES
                              (Dollars in millions)
                                   (Unaudited)





                                         For the         For the        For the          For the        For the       For the
                                     Twelve Months   Eleven Months   Twelve Months    Twelve Months  Twelve Months   Nine Months
                                          Ended           Ended          Ended           Ended           Ended          Ended
                                       December 31     November 30    November 30      November 30    November 30     August 31
                                          1993            1994           1995             1996           1997           1998
                                          ----            ----           ----             ----           ----           ----
Fixed Charges:
Interest expense:
    Subordinated indebtedness          $   192        $  184          $   204        $     221         $  236        $    179
    Bank loans and other
      borrowings*                        4,393         5,661            9,750            9,900         11,980          10,888
    Interest component of rentals
      of office and equipment               62            27               25               18             16              12
  Other adjustments**                      101            53                2                7              3               4
                                       -----------   ----------      ----------        --------      -----------       --------
    TOTAL (A)                           $4,748        $5,925          $ 9,981         $ 10,146        $12,235         $11,083
                                         ======       =========        =======          =======       ========        =======

Earnings:
  Pretax income (loss) from
    continuing operations              $  (146)        $   1        $      78       $      309        $   593       $     830
  Fixed charges                          4,748         5,925            9,981           10,146         12,235          11,083
  Other adjustments***                     (68)          (52)              (1)              (6)            (2)             (3)
                                       ----------     -------           --------        --------      ----------       ----------
    TOTAL (B)                           $4,534        $5,874          $10,058         $ 10,449        $12,826         $11,910
                                        ======        ======          =======          =======         =======         =======
(B / A)                                   ****          ****             1.01             1.03           1.05            1.07


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