Form 10-K405
period 1998-11-30
LEHMAN BROTHERS INC//
filed 1999-03-01
CIK 728586

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1998

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-6817
                            ------------------------

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

                                                              NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                              ON WHICH REGISTERED
   7 5/8% Senior Subordinated Notes Due 2006                 New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As the Registrant is a wholly-owned subsidiary of Lehman Brothers Holdings Inc., none of the Registrant's outstanding common equity is held by non-affiliates of the Registrant. As of February 19, 1999, 1,006 shares of the Registrant's Common Stock, $0.10 per share, were issued and outstanding.

    THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND THEREFORE IS FILING THIS FORM WITH THE REDUCED DISCLOSURE CONTEMPLATED THEREBY.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

    As used herein, "LBI" or the "Registrant" means Lehman Brothers Inc., a Delaware corporation, incorporated on January 21, 1965. LBI and its subsidiaries are collectively referred to as the "Company," the "Firm" or "Lehman Brothers." LBI is a wholly-owned subsidiary of Lehman Brothers Holdings Inc., a Delaware corporation, which (together with its subsidiaries, as appropriate) is referred to herein as "Holdings."

    The Company is one of the leading global investment banks, serving institutional, corporate, government and high-net-worth individual clients and customers. Its executive offices are located at 3 World Financial Center, New York, New York 10285 and its telephone number is (212) 526-7000.

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

    The Company's business includes capital raising for clients through securities underwriting and direct placements; corporate finance and strategic advisory services; merchant banking; securities sales and trading; research; and the trading of foreign exchange, derivative products and certain commodities. The Company and its affiliates act as market-makers in all major equity and fixed income products in both the domestic and international markets. Lehman Brothers is a member of all principal securities and commodities exchanges in the United States, as well as the National Association of Securities Dealers, Inc. ("NASD"). Holdings holds memberships or associate memberships on several principal international securities and commodities exchanges, including the London, Tokyo, Hong Kong, Frankfurt, Paris and Milan stock exchanges.

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

LEHMAN BUSINESSES

    Lehman Brothers is a leading underwriter and market-maker of global fixed income and equity securities in the public and private markets. The Company is also a prominent advisor for corporations and governments around the world.

INVESTMENT BANKING

    Lehman Brothers' Investment Banking professionals are responsible for developing and maintaining relationships with issuing clients, gaining a thorough understanding of their specific needs and bringing together the full resources of Lehman Banking Brothers and Holdings to accomplish their financial objectives. Investment is organized into industry, product and geographic coverage groups, enabling individual bankers to develop specific expertise in particular industries and markets. Global industry coverage groups include Financial Institutions, Health Care, Industrial/Consumer, Media/Telecommunications, Natural Resources, Power, Real Estate, Retailing and Technology. Where appropriate, specialized product groups are partnered with the industry and geographic groups to provide tailor-made solutions for Lehman Brothers' clients. These product groups include Equity Capital Markets, which includes equity and equity-related securities and derivatives; Debt Capital Markets, which incorporates expertise in syndicate, liability management, derivatives and private placements; Mergers and Acquisitions; Leveraged Finance, which includes high yield debt and bank loan syndication; Private Placements; and Financial Sponsors, which structures and executes leveraged acquisitions. Geographically, Lehman Brothers maintains investment banking offices in five cities in the U.S. and in twenty cities in Europe, the Middle East, Asia and Latin America.

    MERGERS AND ACQUISITIONS/STRATEGIC ADVISORY. Lehman Brothers has a long history of providing strategic advisory services to corporate, institutional and government clients around the world on a wide range of financial matters, including mergers and acquisitions, restructurings and spin-offs, targeted stock transactions, share repurchase strategies, takeover defenses, and tax optimization strategies. Linkages between strategic advisory services and the Firm's foreign exchange, derivatives and leveraged financing products are widely utilized.

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

    Fixed Income businesses include the following:

    GOVERNMENT AND AGENCY OBLIGATIONS. Lehman Brothers is one of the leading primary dealers in U.S. government securities, as designated by the Federal Reserve Bank of New York, participating in the underwriting and market-making of U.S. Treasury bills, notes and bonds, and securities of federal agencies. The Company is also a market-maker in the government securities of all G7 countries, and participates in other major European and Asian government bond markets. The Company is active in France as a reporting dealer and in Italy as a super-primary dealer.

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

    HIGH YIELD SECURITIES AND BANK LOANS. The Company also underwrites and makes markets in non-investment grade debt securities and bank loans. The Company provides "one-stop" leveraged finance solutions for corporate and financial acquirers and high yield issuers, including multi-step, multi product acquisition financing.

    EMERGING MARKET SECURITIES. The Company engages in the trading, structuring and underwriting of Latin American, Eastern European, and Asian dollar and local currency instruments.

    MORTGAGE AND ASSET-BACKED SECURITIES. The Company is a leading underwriter of and market-maker in residential and commercial mortgage- and asset-backed securities and is active in all areas of secured lending, structured finance and securitized products. Lehman Brothers underwrites and makes markets in the range of U.S. agency-backed mortgage products, mortgage-backed securities, asset-backed securities and whole loan products. Internationally, the Firm has expanded its capabilities in mortgage- and asset-backed securities, leases, mortgages, multi-family financing and commercial loans.

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

    FIXED INCOME DERIVATIVES. The Company offers a broad range of derivative product services in all major currencies on a 24-hour-per-day global basis. Derivatives professionals are integrated into all of the Company's fixed income areas in response to the continued worldwide convergence of the cash and derivative markets.

    FOREIGN EXCHANGE. Lehman Brothers' global foreign exchange operation provides market access and liquidity in all currencies for spot, forward and over-the-counter option markets on a 24 hour per-day basis. Lehman Brothers offers its customers superior execution, market intelligence, analysis and hedging capabilities, utilizing foreign exchange options and derivatives. In collaboration with the Firm's emerging markets unit, the Firm's foreign exchange activities have diversified into Latin America, Eastern Europe and Asian currencies. Lehman Brothers also provides advisory services to central banks, corporations and investors worldwide, structuring innovative products to fit their specific needs. The Firm makes extensive use of its worldwide macroeconomics research to advise clients on the appropriate strategies to minimize interest rate and currency risk. In addition to the Company's traditional client/customer-driven foreign exchange activities, Lehman Brothers also trades foreign currencies for its own account.

EQUITIES

    Lehman Brothers combines professionals from the sales, trading, investment banking and research areas of its Equities Division to serve the financial needs of the Company's equity clients and customers. The Company's equity expertise and the integrated nature of the Company's global operations enable Lehman Brothers and its affiliates to structure and execute global equity transactions for clients worldwide. The Company is a leading underwriter of initial public and secondary offerings of equity and equity-related securities. Lehman Brothers also makes markets in these and other securities, and executes block trades on behalf of clients and customers. The Company actively participates in assisting governments around the world in raising equity capital as part of their privatization programs.

    The Equities group is responsible for the Company's equity operations and all dollar and non-dollar equity and equity-related products worldwide. These products include listed and over-the-counter ("OTC") securities, American Depositary Receipts, convertibles, options, warrants and derivatives. The Company and its affiliates participate in the global equity and equity-related markets in all major currencies through its worldwide presence and membership in major stock exchanges, including among others, those in New York, London, Tokyo, Hong Kong, Frankfurt, Paris and Milan.

    EQUITY DERIVATIVES. Lehman Brothers, in conjunction with affiliates, offers equity derivative capabilities across a wide spectrum of products and currencies, including domestic and international program trading, listed options and futures and structured derivatives. Lehman Brothers' equity derivatives business is organized into two major product areas--a global volatility business, encompassing options-related products, and a global portfolio trading business that specializes in index arbitrage, agency/risk baskets and other structured products.

    EQUITY FINANCE. Lehman Brothers maintains an integrated Equity Financing and Prime Broker business to provide liquidity to its clients and customers and supply a source of secured financing for the Firm.

MERCHANT BANKING AND PRIVATE EQUITY

    The Company and its affiliates' merchant banking activities include making principal investments in partnership with clients of the Firm, raising capital from institutional and high-net-worth investors and managing these investments until they are realized. The Merchant Banking group has more than 20 dedicated professionals based in New York and London. Through its merchant banking funds, the Company's affiliates invest in established companies worldwide. In 1998, the Company also formalized its venture capital activities, investing a total of $37 million in 10 companies across a broad range of industries. In addition, Lehman Brothers affiliates engage in select equity and equity-related investments in commercial and residential properties. Further information is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Merchant Banking and Related Lending Activities" on pages 23-24 hereof.

GLOBAL DISTRIBUTION

    Lehman Brothers' institutional and private client sales organizations encompass distinct global sales forces that have been integrated into the Fixed Income and Equities businesses to provide investors with the full array of products and research offered by the Firm.

    FIXED INCOME SALES. The Firm's Fixed Income sales force is one of the most productive in the industry, with approximately 278 professionals in 12 locations worldwide, serving the investing and liquidity needs of major institutional investors. Employing a relationship management approach that provides superior information flow and product opportunities for the Firm's customers, the Fixed Income sales organization covers the major share of the buying power in the global fixed income markets.

    EQUITY SALES. Lehman Brothers' institutional Equity sales group of over 345 professionals provides an extensive range of services to institutional investors through locations in the U.S., Europe and Asia. The Equity sales organization focuses on developing long-term relationships though a comprehensive understanding of customers' investment objectives, while providing proficient execution and consistent liquidity in a wide range of global equity securities and derivatives.

    PRIVATE CLIENT SALES. The Company's Private Client Services group of 293 professionals serves the investment needs of private investors with substantial assets as well as over 1,000 mid-sized institutional accounts worldwide. The group has a global presence with investment representatives located in 11 offices worldwide. Among other services, investment professionals provide their clients with direct access to fixed income, equity, foreign exchange and derivative products, as well as the Firm's research and execution capabilities, thereby serving as a valuable extension of the Firm's institutional sales force.

RESEARCH

    FIXED INCOME RESEARCH. Fixed Income research at Lehman Brothers encompasses the full range of research disciplines: quantitative, economic, strategic, credit, portfolio, relative value and market-specific analysis. Fixed Income research is integrated with the Company's investment banking, sales and trading activities. An important objective of Fixed Income research is to have in place high quality research analysts covering industry, geographic and economic sectors that support the activities of the Company's clients and customers. The department's 291 specialists provide expertise in U.S., European and Asian government and agency securities, derivatives, sovereign issues, corporate securities, high yield, asset- and mortgage-backed securities, real estate, emerging market debt and municipal securities.

    EQUITY RESEARCH. The Equity Research department, comprised of 120 analysts, is integrated with and supports the Company's investment banking, sales and trading activities. To ensure in-depth expertise within various markets, Equity Research has established regional teams on a worldwide basis that are staffed with industry and strategy specialists.

OTHER BUSINESS ACTIVITIES

    Lehman Brothers also participates in business opportunities such as arbitrage and proprietary trading that leverage the Company's expertise, infrastructure and resources. These businesses may generate substantial revenues but generally entail a higher degree of risk as the Company trades for its own account.

    ASSET MANAGEMENT. The Firm has several asset management related businesses. These include Investment Consulting Services, a wrap-fee series of third party managed products and management of multiple manager funds onshore and offshore. The Firm also has dealer agreements with a large number of mutual fund families. In addition, the Company packages internally managed product with emphasis on the various sectors of the private equity markets.

    ARBITRAGE. Lehman Brothers also engages in a variety of arbitrage activities including "riskless" arbitrage, where the Company seeks to benefit from temporary price discrepancies that occur when a security is traded in two or more markets, and "risk" arbitrage activities, which involve the purchase of securities at discounts from the expected values that would be realized if certain proposed or anticipated corporate transactions (such as mergers, acquisitions, recapitalizations, exchange offers, reorganizations, bankruptcies, liquidations or spin-offs) were to occur. To the extent that these anticipated transactions do not materialize in a manner consistent with the Company's expectations, the Company is subject to the risk that the value of these investments will decline. Lehman Brothers' arbitrage activities benefit from the Company's presence in the global capital markets, access to advanced information technology, in-depth market research, proprietary risk management tools and general experience in assessing rapidly changing market conditions.

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

TECHNOLOGY AND YEAR 2000 READINESS

    During 1998, considerable technology resources were devoted to ensuring the Company's successful conversion to the Euro and addressing the Year 2000 issue. The Company's response to the Year 2000 issue is described under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Other--Year 2000 Readiness Disclosure" on pages 29-32 hereof.

RISK MANAGEMENT

    As a leading global investment banking company, risk is an inherent part of the Company's businesses. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. The Company has developed policies and procedures to identify, measure and monitor each of the risks involved in its trading, brokerage and investment banking activities on a global basis. The principal risks of Lehman Brothers are market, credit, liquidity, legal and operational risks. A complete description of the Firm's Risk Management procedures is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Management" on pages 26-29 hereof.

COMPETITION

    All aspects of the Company's business are highly competitive. The Company competes in domestic and international markets directly with numerous other brokers and dealers in securities and commodities, investment banking firms, investment advisors and certain commercial banks and, indirectly for investment funds, with insurance companies and others.

    The financial services industry has become considerably more concentrated as numerous securities firms have either ceased operations or have been acquired by or merged into other firms. In addition, several small and specialized securities firms have been successful in raising significant amounts of capital for their merger and acquisition activities and merchant banking investment vehicles and for their own accounts. These developments have increased competition from other firms, a number of whom have significantly greater equity capital than the Company. Pending legislative and regulatory changes in the United States may allow commercial banks to enter businesses previously limited to investment banks, further increasing competition.

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

CAPITAL REQUIREMENTS

    LBI is subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which it operates. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Regulatory Capital" on page 22 hereof, and Note 6 of Notes to Consolidated Financial Statements on page F-15 hereof.

EMPLOYEES

    As of November 30, 1998 LBI employed approximately 7,000 persons. The Company considers its relationship with its employees to be good.

ITEM 2. PROPERTIES

    The Company's headquarters occupy approximately 932,000 square feet of space at 3 World Financial Center in New York, New York, which is owned by the Company as tenants-in-common with American Express and various other American Express subsidiaries, and approximately 78,000 square feet of which has been subleased.

    Holdings leases approximately 400,000 square feet for offices located at 101 Hudson Street in Jersey City, New Jersey (the "Operations Center"), of which approximately 67,000 square feet has been subleased. The Operations Center is used by systems, operations, and certain administrative personnel and contains certain back-up trading systems. The lease expires in December 2010.

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

BAMAODAH V. E.F. HUTTON & COMPANY INC.

    In April 1986, Ahmed and Saleh Bamaodah commenced an action against E.F. Hutton & Company Inc., ("EFH") to recover all losses the Bamaodahs had incurred since May 1981 in the trading of commodity futures contracts in a nondiscretionary EFH trading account. The Dubai Civil Court ruled that the trading of commodity futures contracts constituted illegal gambling under Islamic law and that therefore the brokerage contract was void. In January 1987, a judgment was rendered against EFH in the amount of $48,656,000. On January 5, 1991, the Dubai Court of Appeals affirmed the judgment. On March 22, 1992, the Court of Cassation, Dubai's highest court, revoked and quashed the decision of the Court of Appeals and ordered that the case be remanded to the Court of Appeals for a further review. On April 26, 1994, the Dubai Court of Appeals again affirmed the judgment of the Dubai Civil Court. The Company appealed the judgment to the Court of Cassation, which reversed the Court of Appeals on November 27, 1994 and ordered that a new expert be appointed to review the case. A new expert was appointed, who returned a report favorable to EFH. The Court ordered a review of additional documents and has set an April 1999 hearing date.

ACTIONS RELATING TO FIRST CAPITAL HOLDINGS INC.

    Concurrent with the bankruptcy filing of First Capital Holdings ("FCH") in May, 1991 and the conservatorship and receivership of its two life insurance subsidiaries, First Capital Life Insurance Company and Fidelity Bankers Life Insurance Company ("Fidelity Bankers Life"), a number of lawsuits were commenced, naming one or more of Holdings, Lehman Brothers and American Express as defendants. Most of these actions have been subsequently settled and/or dismissed. The only material matter still pending is described below.

    THE VIRGINIA COMMISSIONER OF INSURANCE ACTION. On December 9, 1992, a complaint was filed in the United States District Court for the Eastern District of Virginia (the "Virginia Court") by Steven Foster, the Virginia Commissioner of Insurance (the "Commissioner") as Deputy Receiver of Fidelity Bankers Life. The Complaint names Holdings and Weingarten, Ginsberg and Leonard Gubar, a former director of FCH and Fidelity Bankers Life, as defendants. The Complaint alleged that Holdings acquiesced in and approved the continued mismanagement of Fidelity Bankers Life and that it participated in directing the investment of Fidelity Bankers Life assets. The complaint asserted claims under the federal securities laws and asserts common law claims including fraud, negligence and breach of fiduciary duty and alleged violations of the Virginia Securities laws by Holdings. It sought no less than $220 million in damages to Fidelity Bankers Life and its present and former policyholders and creditors and punitive damages. On May 21, 1998, after trial, the Court entered a Judgment Order in accord with the jury verdict, ordering that the plaintiffs recover nothing and dismissing the complaint. On July 7, 1998, the Commissioner filed a Notice of Appeal to the United States Court of Appeals for the Fourth Circuit from such Judgment Order.

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

ACTIONS RELATING TO THE SALES AND MARKETING OF LIMITED PARTNERSHIPS

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

    IN RE LEHMAN BROTHERS LIMITED PARTNERSHIP LITIGATION. On October 18, 1996, a purported first consolidated and amended class action complaint was filed in the Court of Chancery of the State of Delaware in and for New Castle County on behalf of all persons who purchased units in various public, proprietary limited partnerships organized by Shearson or E.F. Hutton & Co. or operated by affiliates of those entities between 1981 and the present (with certain exceptions). Defendants are LBI and 56 Lehman-affiliated general partners. The complaint alleges that defendants breached their fiduciary duties or aided and abetted such a breach by allegedly misrepresenting and or failing to disclose the nature of the risks and the status and financial condition of the partnerships; collecting excessive fees; failing to exercise due care in selecting investments for the partnerships; and recommending and selling the partnerships as suitable investments. The complaint seeks, among other things (1) to certify the case as a class action; (2) to declare that defendants breached their duties; (3) to enjoin defendants from operating the partnerships for their own benefit, (4) to account for all profits and impose a constructive trust on them; and (5) to award compensatory damages, costs and expenses and attorneys' fees.

    KLEIN, ET AL. V. LEHMAN BROTHERS, INC., ET AL. On January 15, 1998, a purported third amended class action complaint was filed in the Superior Court of New Jersey, Law Division: Union County on behalf of investors in certain specified limited partnerships sponsored by Balcor and sold by various entities, including, among others, Shearson and certain of its affiliates. Named as defendants are LBI, various affiliates of LBI, American Express Company, Smith Barney Holdings, Inc., Balcor, a number of Balcor-originated limited partnerships and various individuals and entities affiliated with Balcor. The complaint alleges claims in connection with the marketing, sale and operation of the limited partnerships for common law fraud and deceit, equitable fraud, negligent misrepresentation, breach of fiduciary duty and contract and violation of certain New Jersey statutes relating to the sale of securities. The complaint seeks compensatory damages for lost principal and interest, general damages and punitive damages, treble damages under the New Jersey statutes, and costs and attorneys' fees. On September 24, 1998, the Court filed an opinion dismissing the complaint, and plaintiffs have appealed that dismissal.

    BRUSS, ET AL. V. LEHMAN BROTHERS INC., ET AL. On January 25, 1999, a purported class action complaint was filed in the Superior Court of New Jersey, Law Division: Essex County on behalf of investors in certain specified limited partnerships sponsored by Balcor and sold by various entities, including, among others, Shearson and certain of its affiliates. The complaint mirrors the claims raised, the relief sought and the defendants named in KLEIN, ET AL. V. LEHMAN BROTHERS, INC., ET AL.

LEHMAN BROTHERS COMMERCIAL CORPORATION AND LEHMAN BROTHERS SPECIAL FINANCING INC. V. MINMETALS INTERNATIONAL NON-FERROUS METALS TRADING COMPANY

    On November 15, 1994, two Lehman Brothers subsidiaries, Lehman Brothers Commercial Corporation ("LBCC") and Lehman Brothers Special Financing Inc. ("LBSF"), commenced an action against Minmetals International Non-Ferrous Metals Trading Company ("Minmetals") and China National Metals and Minerals Import and Export Company ("CNM") in the United States District Court for the Southern District of New York alleging breach of contract against Minmetals and breach of guarantee against CNM. The litigation arose from the refusal by Minmetals and CNM to honor their obligations with respect to certain foreign exchange and swap transactions. LBCC and LBSF seek to recover approximately $52.5 million from Minmetals and/or CNM. On June 26, 1995, the court granted CNM's motion to dismiss the claims against it, but also granted LBCC and LBSF leave to replead. Minmetals filed fourteen counterclaims against Lehman entities based on violations of federal securities and commodities laws and rules, and theories of fraud, breach of fiduciary duty and conversion. The court denied a motion by the Lehman counterclaim defendants to dismiss the six fraud-based counterclaims. On June 24, 1996, the court granted the motion of LBCC and LBSF to file an amended complaint naming CNM as an additional defendant. Discovery is complete, and summary judgment motions are pending before the court.

COUNTY OF ORANGE ET AL. V. BEAR STEARNS & CO. ET AL.

    On December 6, 1996, the County of Orange, California (the "County") filed a complaint in the United States Bankruptcy Court for the Central District of California (the "Complaint"), naming 15 broker-dealers, along with various subsidiaries, including LBI, Lehman Brothers International (Europe), Lehman Capital Corp. and Lehman Commercial Paper, Inc. (the "Lehman defendants"), as defendants.

The Complaint alleges that defendants sold the County unsuitable securities and entered into unsuitable reverse repurchase transactions with the County that were ultra vires. The County seeks a declaration that the reverse repurchase agreements are void and unenforceable and violated the California Constitution and Government Code, and it claims that the defendants violated the California Constitution and Government Code and committed negligence. No damages are specified, and restitution is sought. Immediately after filing the Complaint, the parties entered into a stay of the action.

    On July 1, 1998, the case was transferred to the United States District Court for the Central District of California, and on August 21, 1998 the stay was lifted. On November 10, 1998 the Lehman defendants answered the Complaint, denying its material allegations. On December 21, 1998, the County moved to amend the Complaint to add breach of fiduciary duty and aiding and abetting breach of fiduciary duty claims, and the Court has ruled that plaintiff may file the amended complaint (the "Amended Complaint"). On January 5, 1999, the Court entered an order granting summary judgment for defendants on the ultra vires claims.

ACTIONS RELATING TO NATIONAL ASSOCIATION OF SECURITIES DEALERS AUTOMATED QUOTATIONS SYSTEM ("NASDAQ") MARKET MAKER ANTITRUST AND SECURITIES LITIGATION.

    Beginning in May, 1994, several class actions were filed in various state and federal courts against various broker-dealers making markets in NASDAQ securities, including LBI. Plaintiffs in these cases alleged violations of the antitrust laws, securities laws and have pled a variety of other statutory and common law claims. All of these actions were based on the theory that because odd-eighth quotes occur less often than quarter quotes, NASDAQ market makers must be colluding wrongfully to maintain a wider spread. By Order filed October 14, 1994, the Judicial Panel on Multidistrict Litigation consolidated these actions in the Southern District of New York and ordered that all related actions be transferred and coordinated for all pretrial purposes. The case is captioned In Re NASDAQ Market-Makers Antitrust Litigation, MDL No. 1023.

    On December 16, 1994, plaintiffs served a consolidated Amended Complaint naming 33 defendants including LBI. Plaintiffs claimed violations of the federal antitrust laws including Section I of the Sherman Act. Plaintiffs sought unspecified compensatory damages trebled in accordance with the antitrust laws, costs including attorneys' fees as well as injunctive relief. The court dismissed the action with leave to replead. The plaintiffs repled and the defendants answered the amended complaint on November 17, 1995. On December 23, 1997, LBI settled the class action along with 29 other broker-dealers. The Court entered a Final Judgment and Order of Dismissal on November 9, 1998.

AIA HOLDING SA ET AL. V. LEHMAN BROTHERS INC. AND BEAR STEARNS & CO., INC.

    On July 9, 1997, LBI was served with a complaint in the U.S. District Court for the Southern District of New York in which 277 named plaintiffs assert 24 causes of action against LBI and Bear Stearns & Co., Inc. The amount of damages claimed is unspecified. The claims arise from the activities of an individual named Ahmad Daouk, who was employed by an introducing broker which introduced accounts to Shearson Lehman Hutton between 1988 and 1992. Daouk allegedly perpetrated a fraud upon the claimants, who are mostly investors of Middle Eastern origin, and the complaint alleges that Shearson breached various contractual and common law duties owed to the investors. On March 27, 1998, the District Court dismissed without prejudice 18 of the 24 counts pleaded in the complaint. On July 3, 1998 the plaintiffs served their First Amended Complaint containing 18 causes of action against LBI and/or Bear Stearns.

ACTIONS RELATING TO BRE-X MINERALS LTD.

    MCNAMARA ET AL. V. BRE-X MINERALS LTD. ET AL. On July 25, 1997, an Amended Class Action Complaint was filed in the United States District Court for the Eastern District of Texas against 16 defendants, including LBI, which seeks unspecified compensatory damages, interest, costs and attorney's fees on behalf of purchasers of Bre-X common stock and/or Bresea common stock. The Complaint raises claims under the federal securities laws and the common law of fraud and negligent misrepresentation. The Complaint's stated basis for naming LBI is that one of its securities analysts published research on Bre-X. On or about November 21, 1997, several defendants, including LBI, moved to dismiss the Complaint, or, in the alternative, to transfer venue to the Southern District of New York. Plaintiffs have also filed a motion for class certification, which is stayed pending resolution of the motions to dismiss. On January 6, 1999, the court issued an order dismissing the claims of Canadian plaintiffs who bought their shares on Canadian exchanges. The remaining motions to dismiss are still pending.

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

IN RE MOBILEMEDIA SECURITIES LITIGATION

    LBI was named as a defendant in several purported class actions filed in December, 1996 in the United States District Court for the District of New Jersey in connection with (I) a November 7, 1995 offering of common stock of MobileMedia Corporation; and (ii) a November 7, 1995 offering of 9 3/8% senior subordinated notes of MobileMedia Communications Inc. due in 2007. On November 3, 1997, a consolidated amended class action complaint was filed naming certain of MobileMedia Corporation's officers and directors and the four co-lead underwriters of these offerings, including LBI. MobileMedia filed for Chapter 11 bankruptcy protection on January 30, 1997, and therefore is not named as a defendant. The complaint alleges that the underwriters violated Sections 11 and 12 of the Securities Act. Plaintiffs seek rescission and unspecified compensatory damages.

HAROLD GILLET, ET AL. V. GOLDMAN SACHS & CO., ET AL., YAKOV PRAGER, ET AL. V. GOLDMAN, SACHS & CO., ET AL., DAVID HOLZMAN, ET AL. V. GOLDMAN, SACHS & CO., ET AL.

    Beginning in November, 1998, three class actions were filed in the United States District Court for the Southern District of New York against in excess of 25 underwriters of IPO securities including LBI. Plaintiffs in these cases seek compensatory and injunctive relief for alleged violations of the antitrust laws based on the theory that the defendant underwriters fixed and maintained fees for underwriting certain IPO securities at supracompetitive levels. Plaintiffs plan to file a Consolidated Amended Complaint.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Set forth on the following pages is Management's Discussion and Analysis of Financial Condition and Results of Operations for the twelve months ended November 30, 1998, 1997 and 1996. Such information should be read in conjunction with the Consolidated Financial Statements of the Registrant and its Subsidiaries together with the Notes thereto contained on pages F-3 to F-29 hereof.

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

    The generally favorable market and economic conditions that characterized fiscal 1997 continued throughout most of 1998, leading to increased industrywide revenues and to record levels of earnings and net revenues for the Company. The first eight months of fiscal 1998 were characterized by favorable fixed income spreads, strong investor demand, high valuations, low interest rates and significant merger and acquisition activity. However, by mid-August, instability in various emerging markets surfaced and dramatically changed the market landscape over the course of the next three months as spreads widened in core U.S. fixed income markets and major equity market indices experienced sharp declines. As a result of these factors, the IPO market was virtually halted in September, as investors sought safe havens.

    In response to fears that the global capital markets turmoil would impact the U.S. economy, the Federal Reserve (the "Fed") reduced interest rates three times. A number of European central banks also engaged in a coordinated series of interest rate cuts. The equity markets responded positively to the Fed easings, with the Dow Jones returning 21%, the S&P 22%, and the NASDAQ 30% from August 31 to November 30. The equity new issue market was revived in late October, initially by large, liquid issues and later by Internet-related IPOs. Despite the record levels of equity and equity-related issuance during the first eight months of fiscal 1998, total equity underwriting volume was significantly affected by the August-October slowdown. The total completed volume of equity-related offerings was 6.4% lower in fiscal 1998 than in fiscal 1997.

    FIXED INCOME Following relative stability for the first half of the year, turmoil erupted in many emerging markets in mid-August. Markets were buffeted by concerns about the lingering Asian economic troubles, which spread to Russia and still threaten Latin America, as well as political uncertainty in Washington. The trigger concerns were exacerbated by a Russian technical default on certain types of ruble-denominated debt and an effective devaluation of the ruble. As investors sought safe havens, U.S. Treasury and European government bond yields moved sharply lower, while spreads on core fixed income products widened dramatically.

    The widening of bond spreads prompted further concerns about a credit crunch that could threaten the continued expansion of the U.S. economy. The Fed, taking note of the increasing risks, stepped in to aggressively ease the Federal Funds rate by 75 basis points within two months to alleviate concern about the growth and stability of the U.S. and global economies.

    These factors influenced U.S. and European government bond markets. Ten-year U.S. Treasury yields touched a new historic low of 4.2% in early October--a fall of 155 basis points from the beginning of the fiscal year before ending the year at just over 4.71%. The Fed's rate cuts coincided with a wave of international cuts that helped stabilize the higher yielding markets. Yields on ten-year German Bunds fell even more than comparable Treasuries--by just under 170 basis points, to a new low of 3.77%, before ending the fiscal year slightly off their global lows of 4%.

    EQUITIES In 1998, the U.S. equity markets experienced the most volatile year since the crash of 1987. Still, the major stock market indices established new records in 1998 despite suffering a 20% peak-to-trough decline that almost equaled the recession-related decline in 1990. For the year ended November 30, 1998, the S&P 500 index returned 22%. Equity prices continued to be helped by a benign inflation and interest rate environment. Inflation remained below 2% for the year ended November 1998, while long-term interest rates declined. Given that there was no appreciable earnings growth, price/ earnings multiple expansion was the primary driver of market performance.

    European equity markets performed strongly over the 12 months to November 1998, with the FT/S&P European Index achieving a handsome return of 27% in dollar terms. The domestic environment was highly supportive, with regional bond yields declining over 150 basis points in aggregate. However, the crisis across emerging markets and, in particular, events in Russia, resulted in extremely turbulent market conditions in the last four months of the year. From their peak in mid-July, European equities lost 26% of their value before recouping over half these losses, as a series of policy initiatives rebuilt market confidence. Despite the turmoil, European trading volumes remained healthy, with average turnover levels up on the previous year.

    Outside Europe, equity returns were negative for the year as a whole. In the Far East, equities lost 4% of their value in dollar terms (as measured by the FT/S&P Pacific Basin Index), although the equity markets outside of Japan experienced a dramatic turnaround in the last quarter. Sharp decreases in local interest and inflation rates, alongside some tentative signs of cyclical improvement and progress on fundamental reform allowed the region's equity markets to rise 46% from their trough at the start of September. The Japanese market failed to enjoy such a rebound, as economic output continued to contract and much of the corporate sector remained mired in excessive balance sheet leverage and low profitability. Latin American equities fared the worst over the year, declining 23% in dollar terms (as measured by the IFC Latin America Investable Index) as the Russian crises prompted investors to turn their attention to the fundamental imbalances in the region, especially Brazil's large fiscal deficit.

    CORPORATE FINANCE ADVISORY Corporate Finance Advisory activities continued at record levels throughout fiscal 1998, despite the global market turmoil caused by economic uncertainties throughout the world. Coming off a strong pace in 1997, the volume of announced transactions surged in 1998 to over $2.5 trillion, while the volume of completed transactions totaled a record $2.1 trillion. This record volume of merger and acquisition activity continued to reflect the trend of consolidation, deregulation and globalization across industry sectors and across borders.

    The financial services industry is cyclical. Fiscal 1998 results reflected this as the Company alternated between eight strong months followed by three weak months only to end the year on a high note. As a result, the Company's businesses are evaluated across market cycles for operating profitability and their contribution to the Company's long-term strategic objectives. The Company strives to minimize the effects of economic downturns through its diversified revenue base, stringent cost controls, global presence, and risk management practices.

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

RESULTS OF OPERATIONS

SUMMARY

    The Company reported record net income of $575 million for 1998. This result was built on the strong foundation for growth and profitability established in earlier years and demonstrates the impact of the Company's strategy to grow its high margin businesses within investment banking, equities, certain fixed income products, merchant banking and the high-net-worth retail business. The Company's shift in revenue mix in favor of these high margin businesses resulted in a more diversified revenue base and helped increase the Company's operating margin to 29.5% in 1998 from 22.8% in 1997. Also contributing to these record results was the Company's continued aggressive management of expenses.

    For 1997, the Company reported net income of $391 million which was driven by continued strength in the Company's major businesses including equities and investment banking. The Company began to realize the benefits associated with its strategy to grow certain high margin businesses. These results were achieved in worldwide markets which were extremely favorable during the early portion of the year and became volatile in the latter portion of the year. The overall favorable market conditions led to a second straight year of near-record industrywide underwriting volumes and a record year in worldwide merger and acquisition activity.

    For 1996, the Company reported net income of $189 million, including a $14 million after-tax severance charge. The Company's 1996 results reflected strong performances across all of the Company's core major businesses. Fixed income sales and trading and investment banking activities were responsible for the majority of the increased net revenues and net income compared to 1995. The Company's results were positively affected by favorable market conditions, which led to near record underwriting volumes, record highs in equity indices and a record year in merger and acquisition activity.

NET REVENUES

    Net revenues were $2,871 million for 1998, $2,601 million for 1997 and $2,376 million for 1996. During 1998, the Company continued to build its global franchise. The increase in net revenues from 1997 levels reflects the Company's long-term strategy of growing high margin businesses, such as investment banking, high yield and private client services. These businesses enjoyed strong results and helped to offset a difficult fixed income and equity environment.

    In 1997, net revenues increased in all of the major business units led by increased customer flow activity, a strong global market for mergers and acquisitions and increased levels of worldwide debt and equity underwriting. The increase in net revenues in 1996 reflected a general strengthening in customer-related trading activities in a number of fixed income product areas, increased levels of debt and equity underwriting, and improved merger and acquisition results.

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

    Net revenues from the Company's market-making and trading activities in fixed income and equity products are recognized as either principal transactions or net interest revenues, depending upon the method of financing and/or hedging related to specific inventory positions. The Company evaluates its trading strategies on an overall profitability basis which combines both principal transactions revenues and net interest. Therefore, changes in net interest should not be viewed in isolation but should be viewed in conjunction with revenues from principal transactions. During 1998, combined principal transactions and net interest revenues decreased $56 million from 1997. Principal transactions revenues declined due to decreased customer flow in fixed income driven by the severe spread widening in core U.S. fixed income markets in the later portion of the year. This was offset by improved performance in foreign exchange and high yield debt. Net interest revenues increased as a result of an increase in interest bearing assets and a shift in the composition of the Company's fixed income portfolio towards higher yielding products.

    Combined principal transactions and net interest revenues decreased $58 million in 1997 as compared to 1996. Lower results in certain fixed income derivative products were partially offset by increased principal transaction and net interest revenues across many of the Company's fixed income and equity product lines.

    In the following table, the Company has been segregated into four major business units: Fixed Income, Equity, Corporate Finance Advisory and Merchant Banking. Each business unit represents a grouping of financial activities and products with similar characteristics. These business activities result in revenues from both institutional and high-net worth retail clients and customers that are recognized in multiple revenue categories contained in the Company's Consolidated Statement of Income. Net revenues by business unit contain certain internal allocations, including funding costs, which are centrally managed.

TWELVE MONTHS ENDED NOVEMBER 30, 1998

                                                         PRINCIPAL
                                                     TRANSACTIONS AND                    INVESTMENT
                                                       NET INTEREST       COMMISSIONS      BANKING       OTHER       TOTAL
                                                     -----------------  ---------------  -----------  -----------  ---------
Fixed Income.......................................      $   1,057         $      28      $     511    $       4   $   1,600
Equity.............................................            106               363            259            3         731
Corporate Finance Advisory.........................            (16)                             426                      410
Merchant Banking...................................             (9)                              60                       51
Other..............................................             29                15                          35          79
                                                            ------             -----     -----------         ---   ---------
                                                         $   1,167         $     406      $   1,256    $      42   $   2,871
                                                            ------             -----     -----------         ---   ---------
                                                            ------             -----     -----------         ---   ---------

TWELVE MONTHS ENDED NOVEMBER 30, 1997

                                                         PRINCIPAL
                                                     TRANSACTIONS AND                     INVESTMENT
                                                       NET INTEREST       COMMISSIONS       BANKING        OTHER       TOTAL
                                                     -----------------  ---------------  -------------  -----------  ---------
Fixed Income.......................................      $   1,032         $      40       $     337     $       3   $   1,412
Equity.............................................            186               304             281             2         773
Corporate Finance Advisory.........................                                              246                       246
Merchant Banking...................................             (3)                              131                       128
Other..............................................              8                 6               3            25          42
                                                            ------             -----           -----           ---   ---------
                                                         $   1,223         $     350       $     998     $      30   $   2,601
                                                            ------             -----           -----           ---   ---------
                                                            ------             -----           -----           ---   ---------

TWELVE MONTHS ENDED NOVEMBER 30, 1996

                                                       PRINCIPAL
                                                   TRANSACTIONS AND                     INVESTMENT
                                                     NET INTEREST       COMMISSIONS       BANKING       OTHER      TOTAL
                                                   -----------------  ---------------  -------------  ---------  ---------
Fixed Income.....................................      $   1,236         $      51       $     279               $   1,566
Equity...........................................             51               230             245    $       2        528
Corporate Finance Advisory.......................                                              200                     200
Merchant Banking.................................            (15)                               47                      32
Other............................................              9                17               8           16         50
                                                          ------             -----           -----    ---------  ---------
                                                       $   1,281         $     298       $     779    $      18  $   2,376
                                                          ------             -----           -----    ---------  ---------
                                                          ------             -----           -----    ---------  ---------

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

    Fixed income revenues were $1,600 million for 1998, $1,412 million for 1997 and $1,566 million for 1996. During 1998 and 1997, the Company continued to focus its resources and efforts towards growing its market share in higher margin products. The Company's fixed income business benefited in 1998 from improved performance in high yield, primarily due to increased syndicate activity and increased revenues in foreign exchange from strong customer flow activity. High yield benefited from an increased volume of lead managed underwritings. Holdings and its subsidiaries acted as lead manager for over $7.9 billion offerings in calendar 1998 up from $6.3 billion in calendar 1997. These improvements were offset in the latter part of the year by severe spread widening in core U.S. fixed income markets.

    Investment banking revenues as a component of fixed income revenues, increased to $511 million for the year ended 1998 from $337 million from the year ended 1997 primarily due to increased high yield related issuances. Holdings and its subsidiaries lead-managed fixed income offerings in calendar 1998 increased 38% with underwritings of $183 billion compared to underwritings of $133 billion in calendar 1997 based on information supplied by Securities Data Company.

    The Company's fixed income business benefited in 1997 from active customer trading combined with increased levels of worldwide debt underwriting which resulted from the favorable U.S. macroeconomic environment. High yield benefited from an increased volume of lead managed underwritings and syndicated loans. Reduced contributions from fixed income derivatives and foreign exchange resulted from significant volatility in the Asian markets.

    EQUITY Equity net revenues reflect customer flow activities (both institutional and high-net-worth retail), secondary trading, equity underwriting, equity finance, equity derivatives and arbitrage activities. Equity revenues were $731 million for 1998, $773 million for 1997 and $528 million for 1996.

    Equity revenues decreased 5% versus fiscal 1997 as improved institutional and retail customers flow activity was offset by reduced investment banking and trading revenue. 1997 results for the Company's equity business increased versus 1996 primarily due to the continued favorable equity markets which existed for most of the year. Equity underwriting, equity arbitrage and improved customer flow activities were the primary contributors to the increase in revenues for 1997.

    CORPORATE FINANCE ADVISORY Corporate finance advisory net revenues, classified in the Consolidated Statement of Income as a component of investment banking revenues, result primarily from fees earned by the Company in its role as strategic advisor to its clients. This role primarily consists of advising clients on mergers and acquisitions, divestitures, leveraged buyouts, financial restructurings, and a variety of cross-border transactions. The net revenues for corporate finance advisory increased in 1998 to $410 million from $246 million in 1997 and from $200 million in 1996. The increased revenues reflected improved market share as a result of the Company's decision to invest additional resources in this business as well as continued strength in the overall merger and acquisition market environment. For completed M&A transactions, Holdings and its subsidiaries has improved its worldwide ranking from #10 to #6, increasing its market share from 5.2% to 13.2%, for the 1998 calendar year based on data supplied by Securities Data Company. Holdings and its subsidiaries ended fiscal 1998 with a transaction pipeline which stood at $55 billion in terms of total dollar value based on information supplied by Securities Data Company.

    MERCHANT BANKING The Company is the general partner for five active merchant banking partnerships. Current merchant banking investments held by the partnerships include both publicly traded and privately held companies. Merchant banking net revenues represent the Company's proportionate share of net realized and unrealized gains and losses from the sale and revaluation of investments held by the partnerships and advisory fees earned in its capacity as general partner to the partnerships. These gains generally fluctuate based on the number, type, age and performance of the underlying investments. Such amounts are classified in the Consolidated Statement of Income as a component of investment banking revenues. Merchant banking net revenues also reflect the net interest expense relating to the financing of the Company's investments in the partnerships. Merchant banking net revenues were $51 million, $128 million and $32 million for 1998, 1997 and 1996, respectively.

NON-INTEREST EXPENSES

    During 1998, the Company's non-interest expenses totaled $2,024 million, an increase of less than 1% over 1997's non-interest expenses of $2,008 million. Non-interest expenses were $2,067 million for 1996, including a severance charge of $23 million. Excluding this special charge, non-interest expenses were $2,044 million for 1996.

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

    1996 SEVERANCE CHARGE Holdings recorded an $84 million severance charge ($50 million after-tax) in the fourth quarter of 1996 related to certain strategic actions taken to improve ongoing profitability. As a result, the Company recorded a $23 million severance charge ($14 million aftertax) in the fourth quarter of 1996 related to these actions. The 1996 severance charge reflected the culmination of a worldwide business unit economic performance review that was undertaken in the fourth quarter of 1996 to focus the Company on its core investment banking, equity and fixed income sales and trading areas. This formalized review resulted in personnel reductions of approximately 270 people across a number of underperforming fixed income and equity businesses, including exiting the precious metals business in the U.S., Europe and Asia; exiting energy trading in the U.S. and Europe; consolidating Asian fixed income risk management activities into one center in Tokyo; refocusing foreign exchange trading activities, and combining the New York Private Client Services offices. Additionally, the charge reflects various other strategic personnel reductions aimed at delayering management. Cash outlays relating to the charge were approximately $12 million in the fourth quarter of 1996 and approximately $11 million during 1997. The remaining residual payments were paid as deferred payment arrangements were completed.

INCOME TAXES

    The Company had an income tax provision of $272 million, $202 million and $120 million for 1998, 1997 and 1996, respectively. The effective tax rate for the company 32%, 34% and 39% for 1998, 1997 and 1996, respectively. The lower effective tax rates in 1998 and 1997 reflect an increase in tax-exempt income. The 1996 income tax provision includes a tax benefit of $10 million related to the 1996 severance charge.

    The Company's net deferred tax assets increased by $68 million to $107 million at November 30, 1998 from $39 million at November 30, 1997. It is anticipated that the Company's net deferred tax assets will be realized through future earnings.

LIQUIDITY AND CAPITAL RESOURCES

    OVERVIEW As a leading global investment bank that actively participates in the global capital markets, the Company has large and diverse capital requirements. Many of the business lines in which the Company operates are capital intensive. Capital is required to finance, among other things, the portion of the Company's securities inventories not funded on a secured basis, merchant banking activities and investments in fixed assets. The Company's primary activities are based on the execution of customer-related transactions. This flow of customer business supports the rapid asset turnover rate of the Company's inventory.

    The Company's balance sheet consists primarily of cash and cash equivalents, securities and other financial instruments owned, and collateralized short-term financing agreements. The liquid nature of these assets provides the Company with flexibility in financing and managing its business. The majority of these assets are funded on a secured basis through collateralized short-term financing agreements with the remaining assets being funded through unsecured financing and Capital.

    FUNDING AND CAPITAL POLICIES The Company's Finance Committee is responsible for establishing and managing the funding and liquidity policies of the Company. These policies include recommendations for capital and balance sheet size as well as the allocation of capital and balance sheet to product areas. Members of the Company's treasury department and business unit financing groups work with the Finance Committee to ensure coordination of global funding efforts and implementation of the funding and liquidity policies. Regional asset and liability committees aligned with the Company's geographic funding centers are responsible for implementing funding strategies for their respective regions.

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

(2) Minimize liquidity and refinancing risk by funding the Company's assets on a global basis primarily with secured liabilities.

    The Company continually reviews its mix of long- and short-term borrowings as it relates to maturity matching and the availability of secured and unsecured financing. In general, the Company finances its equity investments in its subsidiaries with stockholder's equity and the subordinated capital of subsidiaries is financed with a combination of subordinated and senior long-term debt. Inventories and other short-term assets are financed with a combination of short-term funding, long-term debt and stockholder's equity. Fixed assets, property, plant and equipment are generally financed with longer-dated fixed rate debt. Where the Company deems it to be appropriate and to minimize currency risks, foreign currency denominated assets are financed with corresponding foreign currency denominated liabilities.

(3) Obtain diversified funding through a global investor base which increases liquidity and reduces concentration risk.

    The Company obtains global funding from both the banking community and short-and long-term investors. In addition to maintaining geographic diversification, the Company also utilizes a broad range of debt instruments, which it issues in varying maturities and currencies.

    The Company issues both commercial paper and other short-term debt instruments, including master notes, corporate and retail deposits, and bank borrowings under uncommitted lines of credit and other uncommitted arrangements. To reduce liquidity and concentration risk, the Company limits its exposure to any single investor or type of investor.

(4) Maintain funding availability in excess of actual utilization.

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

    The amount of the Company's collateralized borrowing activities will vary reflecting changes in the mix and overall levels of securities and other financial instruments owned which are driven by strategic business objectives and global market conditions. The majority of the Company's assets are funded with collateralized borrowing sources. At November 30, 1998 and 1997, $80 billion and $77 billion, respectively, of the Company's total balance sheet of $121 billion and $114 billion at November 30, 1998 and 1997, respectively, were financed using collateralized borrowing sources.

    TOTAL CAPITAL As part of the Company's liquidity plan, the Company increased its Total Capital base in 1998 to $6.8 billion at November 30, 1998 from $6.6 billion at November 30, 1997 primarily due to the retention of earnings offset by a decrease in long-term debt.

                                                                                NOVEMBER 30
                                                                      -------------------------------
                                                                        1998       1997       1996
                                                                      ---------  ---------  ---------
                                                                               (IN MILLIONS)
LONG-TERM DEBT
  Senior Notes......................................................  $     168  $     229  $     215
  Subordinated Indebtedness.........................................      4,111      4,313      3,950
                                                                      ---------  ---------  ---------
                                                                          4,279      4,542      4,165
                                                                      ---------  ---------  ---------
STOCKHOLDER'S EQUITY................................................      2,528      2,011      1,692
                                                                      ---------  ---------  ---------
TOTAL CAPITAL.......................................................  $   6,807  $   6,553  $   5,857
                                                                      ---------  ---------  ---------
                                                                      ---------  ---------  ---------

    During 1998, the Company issued $750 million in long-term debt. Long-term debt decreased to $4.3 billion at November 30, 1998 from $4.5 billion at November 30, 1997 with a weighted-average maturity of 4.6 years at November 30, 1998 and 4.5 years at November 30, 1997.

                                 LONG-TERM DEBT

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

  1996       1997       1998
4.165          4.542      4.277

    At November 30, 1998, the Company had approximately $2.0 billion available for the issuance of debt securities under various shelf registrations.

    The increase in Total Capital also reflects an increase in stockholder's equity to $2.5 billion at November 30, 1998 from $2.0 billion at November 30, 1997. The net increase in stockholder's equity was primarily due to the retention of earnings partially offset by the payment of $65 million to Holdings as a return of capital.

    CREDIT RATINGS The Company, like other companies in the securities industry, relies on external sources to finance a significant portion of its day-to-day operations. The Company's access to and cost of funding is generally dependent upon its short- and long- term debt ratings. As of November 30, 1998, the short- and long-term senior debt ratings of Lehman Brothers Inc. ("LBI") were as follows:

                                                                                  LBI
                                                                        ------------------------
                                                                        SHORT-TERM   LONG-TERM**
                                                                        -----------  -----------
Duff & Phelps Credit Rating Co........................................      D-1         A/A-
Fitch IBCA, Inc.......................................................      F-1         A/A-
Moody's...............................................................      P2        A3*/Baal
S&P...................................................................      A-1         A+*/A
Thomson BankWatch.....................................................     TBW-1        A+/A

------------------------

 *  PROVISIONAL RATINGS ON SHELF REGISTRATION

**  SENIOR/SUBORDINATED

    LEHMAN BROTHERS DERIVATIVE PRODUCTS On July 16, 1998, the Company announced that it had established a special purpose subsidiary that will provide counterparties around the world with a wide variety of derivative products and services. The new company, Lehman Brothers Derivative Products Inc. ("LBDP") has been assigned Aaa and AAAt credit ratings by Moody's Investor Services Inc. and Standard & Poor's Corporation, respectively. LBDP was created to provide clients with the most efficient delivery of a broad range of derivative product opportunities. Its termination structure compliments the continuation structure of Lehman Brothers Financial Products Inc. ("LBFP").

    REGULATORY CAPITAL LBI, as a registered broker dealer, is subject to the Securities and Exchange Commission ("SEC") Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At November 30, 1998, LBI's regulatory net capital, as defined, of $1,406 million exceeded the minimum requirement by $1,320 million.

    In addition to amounts presented in the accompanying Consolidated Statement of Financial Condition as cash and securities segregated and on deposit for regulatory and other purposes, securities with a market value of approximately $1,332 million and $1,290 million at November 30, 1998 and 1997, respectively, primarily collateralizing securities purchased under agreements to resell, have been segregated in a special reserve bank account for the exclusive benefit of customers pursuant to the Reserve Formula requirements of SEC Rule 15c3-3.

    The Company's "AAA" rated derivatives subsidiaries, LBFP and LBDP, have established certain capital and operating restrictions which are reviewed by various rating agencies. At November 30, 1998, LBFP and LBDP each had capital which exceeded the requirement of the most stringent rating agency by approximately $135 million and $27 million, respectively.

    Repayment of subordinated indebtedness and certain advances and dividend payments by LBI are restricted by the regulations of the SEC and other regulatory agencies. In addition, certain instruments governing the indebtedness of LBI contractually limit its ability to pay dividends. At November 30, 1998, $2,132 million of net assets of the Company were restricted as to the payment of dividends, principally as a result of regulations of the SEC and other regulatory agencies.

    CASH FLOWS Cash and cash equivalents increased $240 million in 1998 to $460 million, as the net cash provided by financing activities exceeded the net cash used in operating and investing activities. Net cash used in operating activities of $10,610 million included income adjusted for non-cash items of $675 million for 1998. Net cash provided by financing activities was $10,893 million and net cash used in investing activities was $43 million.

    Cash and cash equivalents decreased $176 million in 1997 to $220 million, as net cash used in financing and investing activities exceeded net cash provided by operating activities. Net cash provided by operating activities of $7,540 million included income adjusted for non-cash items of $503 million for 1997. Net cash used in financing activities was $7,697 million and net cash used in investing activities was $19 million.

    Cash and cash equivalents increased $109 million in 1996 to $396 million, as the net cash provided by financing activities exceeded the net cash used in operating and investing activities. Net cash used in operating activities of $4,579 million included income adjusted for non-cash items of $174 million for 1996. Net cash provided by financing activities was $4,695 million and net cash used in investing activities was $7 million.

    HIGH YIELD SECURITIES The Company underwrites, trades, invests and makes markets in high yield corporate debt securities. The Company also syndicates, trades and invests in loans to below investment grade-rated companies. For purposes of this discussion, high yield debt instruments are defined as securities or loans to companies rated BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans which, in the opinion of management, are non-investment grade. Non-investment grade securities generally involve greater risks than investment grade securities due to the issuer's creditworthiness and the liquidity of the market for such securities. In addition, these issuers have higher levels of indebtedness, resulting in an increased sensitivity to adverse economic conditions. The Company recognizes these risks and aims to reduce market and credit risk through the diversification of its products and counterparties. High yield debt instruments are carried at market value, and unrealized gains or losses for these securities are reflected in the Company's Consolidated Statement of Income. The Company's portfolio of such instruments at November 30, 1998 and 1997 included long positions with an aggregate market value of approximately $1.2 billion and $2.6 billion, respectively, and short positions with an aggregate market value of approximately $200 million and $151 million, respectively. The Company may, from time to time, mitigate its net exposure to any single issuer through the use of derivatives and other financial instruments.

    The Company, through its high yield sales and trading activities, makes commitments to extend credit in loan syndication transactions principally to below investment grade borrowers and participates out a significant portion of these commitments. These commitments, which are net of syndications and participations totaled $1.5 billion at November 30, 1998 and $1.6 billion at November 30, 1997, are typically secured against the borrower's assets and have fixed maturity dates. The utilization of these facilities is generally contingent upon certain representations, warranties and contractual conditions of the borrower. Total commitments may not be indicative of actual risk or funding requirements as the commitments may not be drawn or fully utilized and the Company intends to continue syndicating, selling, and/or participating in these commitments.

    The Company also has lending commitments to high grade borrowers of $610 million at November 30, 1998. These commitments are typically secured against the borrower's assets, have fixed maturity dates, and are generally contingent upon certain representations, warranties and contractual conditions of the borrower.

    In addition to these specific commitments, the Company had various other commitments of approximately $305 million at November 30, 1998.

    MERCHANT BANKING AND RELATED LENDING ACTIVITIES The Company's merchant banking activities include investments in five partnerships, for which the Company acts as general partner, as well as direct investments. At November 30, 1998 and 1997, investments in merchant banking partnerships totaled $61 million and $47 million, respectively, while direct investments totaled $167 million and $10 million, respectively. The Company's policy is to carry its investments, including its partnership interests, at fair value based upon the Company's assessment of the underlying investments.

    At November 30, 1998, the Company had commitments to invest up to $238 million in the partnerships, which in turn will make direct merchant banking related investments. These commitments will be funded as required through the end of the respective partnerships' investment periods, principally expiring in 2004.

    In addition, at November 30, 1998, the Company had no direct short-term bridge financings outstanding.

    NON-CORE ACTIVITIES AND INVESTMENTS In March 1990, the Company discontinued the origination of partnerships (the assets of which are primarily real estate) and investments in real estate. Currently, Holdings and the Company acts as a general partner or co-general partner for approximately $1.6 billion of partnership investment capital and manages the remaining real estate investment portfolio. At November 30, 1998, the Company had $47 million of net exposure to these real estate activities, including investments, commitments and contingent liabilities under guarantees and credit enhancements. The Company believes any exposure under these commitments and contingent liabilities has been adequately reserved. In certain circumstances, the Company has elected to provide financial and other support and assistance to such investments to maintain investment values. There is no contractual requirement that the Company continue to provide this support.

    Management's intention with regard to non-core assets is the prudent liquidation of these investments as and when possible.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS AND DERIVATIVES

    OVERVIEW Derivatives are financial instruments, which include swaps, options, futures, forwards and warrants, whose value is based upon an underlying asset (e.g., treasury bond), index (e.g., S&P 500) or reference rate (e.g., LIBOR). A derivative contract may be traded on an exchange or negotiated in the over-the-counter markets. Exchange-traded derivatives are standardized and include futures, warrants and certain option contracts listed on an exchange. Over-the-counter ("OTC") derivative contracts are individually negotiated between contracting parties and include forwards, swaps and certain options, including caps, collars and floors. The use of derivative financial instruments has expanded significantly over the past decade. One reason for this expansion is that derivatives provide a cost effective alternative for managing market risk. In this regard, derivative contracts provide a reduced funding alternative for managing market risk since derivatives are based upon notional amounts, which are generally not exchanged, but rather are used merely as a basis for exchanging cash flows during the duration of the contract. Derivatives are also utilized extensively as highly effective tools that enable users to adjust risk profiles, such as interest rate, currency, or other market risks, or to take proprietary trading positions, since OTC derivative instruments can be tailored to meet individual client needs. Additionally, derivatives provide users with access to market risk management tools which are often unavailable in traditional cash instruments.

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

    LEHMAN BROTHERS' USE OF DERIVATIVE INSTRUMENTS In the normal course of business, the Company enters into derivative transactions both in a trading capacity and as an end user. As an end user, the Company utilizes derivative products to adjust the interest rate nature of its funding sources from fixed to floating interest rates and vice versa, and to change the index upon which floating interest rates are based (e.g., Prime to LIBOR) (collectively, "End User Derivative Activities"). For a further discussion of the Company's End User Derivative Activities see Note 9 to the Consolidated Financial Statements.

    The Company utilizes derivative products in a trading capacity both as a dealer to satisfy the financial needs of its clients and in each of its trading businesses (collectively, "Trading-Related Derivative Activities"). The Company's use of derivative products in its trading businesses is combined with cash instruments to fully execute various trading strategies.

    The Company conducts its derivative activities through a number of wholly owned subsidiaries. The Company's fixed income derivative products business is conducted through its special purpose subsidiary, Lehman Brothers Special Financing Inc., and separately capitalized "AAA" rated subsidiaries, Lehman Brothers Financial Products Inc. and Lehman Brothers Derivative Products Inc. In addition, as a global investment bank, the Company is also a market-maker in a number of foreign currencies and actively trades in the global commodity markets. Counterparties to the Company's derivative product transactions are primarily financial intermediaries (U.S. and foreign banks), securities firms, corporations, governments and their agencies, finance companies, insurance companies, investment companies and pension funds.

    The Company manages the risks associated with derivatives on an aggregate basis, along with the risks associated with its proprietary trading and market-making activities in cash instruments, as part of its firmwide risk management policies. For a further discussion of the Company's risk management policies refer to Management's Discussion and Analysis--Risk Management pages 26-29.

    The Company's Trading-Related Derivative Activities have increased during the current year to a notional amount of $2,139 billion at November 30, 1998 from $1,524 billion at November 30, 1997, primarily as a result of growth in the Company's activities as a dealer in fixed income derivative products. Notional amounts are not recorded on the balance sheet and are not indicative of actual or potential risk, but rather they provide a measure of the Company's involvement with such instruments.

    As a result of the Company's Trading-Related Derivative activities, the Company is subject to credit risk. With respect to OTC derivative contracts, the Company's credit exposure is directly with its counterparties and extends through the duration of the derivative contracts. The Company views its third party net credit exposure to be $3,824 million at November 30, 1998, representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of amounts due from affiliates of $936 million and collateral of $573 million. Collateral held related to OTC contracts generally includes cash and U.S. government and federal agency securities. At November 30, 1998 approximately 82% of the Company's net credit risk exposure related to OTC contracts was with counterparties rated "A-" or better.

    Additionally, the Company is exposed to credit risk related to its exchange-traded derivative contracts. Exchange-traded derivative contracts include futures contracts, warrants and certain options. Futures contracts and options on futures are transacted on the respective exchange. The exchange clearinghouse is a counterparty to the futures contracts and options. As a clearing member firm, the Company is required by the exchange clearinghouse to deposit cash or other securities as collateral for its obligation upon the origination of the contract and for any daily changes in the market value of open futures contracts. Unlike OTC derivatives which involve numerous counterparties, the number of counterparties from exchange-traded derivatives includes only those exchange clearinghouses of which the Company is a clearing member firm or other member firms the Company utilizes as agents. Substantially all of the Company's exchange-traded derivatives are transacted on exchanges of which the Company is a clearing member firm. To protect against the potential for a default, all exchange clearinghouses impose net capital requirements for their membership. Therefore, the potential for losses from exchange-traded products is limited. As of November 30, 1998, the Company had approximately $414 million on deposit with futures exchanges consisting of cash and securities (customer and proprietary), and had posted approximately $120 million of letters of credit.

    See Note 9 to the Consolidated Financial Statements for a further discussion of the Company's Trading-Related Derivative Activities.

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

    Market or fair value for Trading-Related Derivative Activities is generally determined by either quoted market prices or pricing models. Pricing models utilize a series of market inputs to determine the present value of future cash flows, with adjustments, as required, for credit risk and liquidity risk. Further valuation adjustments may be recorded, as deemed appropriate, for new or complex products or for significant positions. These adjustments are integral components of the mark-to-market process.

RISK MANAGEMENT

    As a leading global investment banking company, risk is an inherent part of the Company's businesses. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. The Company has developed policies and procedures to identify, measure and monitor each of the risks involved in its trading, brokerage and investment banking activities on a global basis. The principal risks of Lehman Brothers are market, credit, liquidity, legal and operational risks. Risk Management is considered to be of paramount importance. The Company devotes significant resources across all of its worldwide trading operations to the measurement, management and analysis of risk, including investments in personnel and technology.

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

    Overall risk management policy is established by a Risk Management Committee (the "Committee") comprised of the Chief Executive Officer, the Global Risk Manager, the Chief Financial and Administrative Officer, the Head of Equities, the Head of Fixed Income, the Head of Global Sales and Research and the Co-Heads of Investment Banking. The Committee brings together senior management with the sole intent of discussing risk related issues and provides an effective forum for managing risk at the highest levels within the Company. The Committee meets on a monthly basis, or more frequently if required, to discuss, among other matters, significant market exposures, concentrations of positions (e.g., counterparty, market risk), potential new transactions or positions and risk limit exceptions.

    The Global Risk Management Group (the "Group") supports the Committee, is independent of the trading areas and reports directly to the Chief Executive Officer. The Group combines two departments, credit risk management and market risk management, into one unit. This facilitates the analysis of counterparty credit and market risk exposures and leverages personnel and information technology resources in a cost-efficient manner. The Group maintains staff in each of the Company's regional trading centers and has daily contact with trading staff at all levels within the Company. These discussions include a review of trading positions and risk exposures.

    CREDIT RISK Credit risk represents the possibility that a counterparty will be unable to honor its contractual obligations to the Company. Credit risk management is therefore an integral component of the Company's overall risk management framework. The Credit Risk Management Department ("CRM Department") has global responsibility for implementing the Company's overall credit risk management framework.

    The CRM Department manages the credit exposure related to trading activities by giving initial credit approval for counterparties, establishing credit limits by counterparty, country and industry group and by requiring collateral in appropriate circumstances. In addition, the CRM Department strives to ensure that master netting agreements are obtained whenever possible. The CRM Department also considers the duration of transactions in making its credit decisions, along with the potential credit exposure for complex derivative transactions. The CRM Department is responsible for the continuous monitoring and review of counterparty credit exposure and creditworthiness and recommending, where appropriate, credit reserves. Credit limits and reserves are reviewed periodically to ensure that they remain appropriate in light of market events or the counterparty's financial condition.

    MARKET RISK Market risk represents the potential change in value of a portfolio of financial instruments due to changes in market rates, prices, and volatilities. Market risk management also is an essential component of the Company's overall risk management framework. The Market Risk Management Department ("MRM Department") has global responsibility for implementing the Company's overall market risk management framework. It is responsible for the preparation and dissemination of risk reports, developing and implementing the firmwide Risk Management Guidelines and evaluating adherence to these guidelines. These guidelines provide a clear framework for risk management decision-making. To that end the MRM Department identifies and quantifies risk exposures, develops limits, and reports and monitors these risks with respect to the approved limits. The identification of material market risks inherent in positions includes, but is not limited to, interest rate, equity, and foreign exchange risk exposures. In addition to these risks, the MRM Department also evaluates liquidity risks, credit and sovereign concentrations.

    The MRM Department utilizes qualitative as well as quantitative information in managing trading risk, believing that a combination of the two approaches results in a more robust and complete approach to the management of trading risk. Quantitative information is developed from a variety of risk methodologies based upon established statistical principles. To ensure high standards of qualitative analysis, the MRM Department has retained seasoned risk managers with the requisite experience and academic and professional credentials.

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

    The Company participates globally in interest rate, equity, and foreign exchange markets. The Company's Fixed Income division has a broadly diversified market presence in U.S. and foreign government bond trading, emerging market securities, corporate debt (investment and non-investment grade), money market instruments, mortgages and mortgage-backed securities, asset-backed securities, municipal bonds, and interest rate derivatives. The Company's Equities division facilitates domestic and foreign trading in equity instruments, indices, and related derivatives. The Company's foreign exchange businesses are involved in trading currencies on a spot and forward basis as well as through derivative products and contracts.

    The Company incurs short-term interest rate risk when facilitating the orderly flow of customer transactions through the maintenance of government and high-grade corporate bond inventories. Market-making in high yield instruments exposes the Company to additional risk due to potential variations in credit spreads. Trading in international markets exposes the Company to spread risk between the term structure of interest rates in differing countries. Mortgage related securities are subject to prepayment risk and changes in the level of interest rates. Trading in derivatives and structured products exposes the Company to changes in the level and volatility of interest rates. The Company actively manages interest rate risk through the use of interest rate futures, options, swaps, forwards, and offsetting cash market instruments. Inventory holdings, concentrations, and agings are monitored closely and used by management to selectively hedge or liquidate undesirable exposures.

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

    The Company enters into foreign exchange transactions in order to facilitate the purchase and sale of non-dollar instruments, including equity and interest rate securities. The Company is exposed to foreign exchange risk on its holdings of non-dollar assets and liabilities. The Company is active in many foreign exchange markets and has exposure to the Euro, Japanese yen, British pound, Swiss franc, and Canadian dollar as well as a variety of developed and emerging market currencies. The Company hedges its risk exposures primarily through the use of currency forwards, swaps, futures, and options.

    VALUE AT RISK For purposes of Securities and Exchange Commission risk disclosure requirements, the Company disclosed an entity-wide value at risk analysis of virtually all of the Company's trading activities. The value at risk calculation measures the potential loss in expected revenues with a 95% confidence level. The methodology incorporates actual trading revenues over a standardized historical period. A confidence level of 95% implies, on average, that daily trading revenues or losses will exceed daily expected trading revenues by an amount greater than value at risk one out of every 20 trading days.

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

    The Company's value at risk for each component of market risk, and in total, was as follows (in millions):

                                                                    NOVEMBER 30
                                                                --------------------
                                                                  1998       1997
                                                                ---------  ---------
Interest rate risk............................................  $    16.6  $     9.8
Equity price risk.............................................        9.7        4.7
Foreign exchange risk.........................................        1.5        1.3
Diversification benefit.......................................       (7.2)      (4.8)
                                                                ---------  ---------
Total Company.................................................  $    20.6  $    11.0
                                                                ---------  ---------
                                                                ---------  ---------

    During 1998, the Company's value at risk averaged $13.5 million and varied from a high of $21.3 million to a low of $10.8 million. Value at risk during 1998 was impacted by the extreme market volatility experienced during the August-October 1998 time period. Average daily trading revenue decreased to $4.2 million in 1998 from $5.7 million in 1997 as a result of difficult market conditions during the August-October period.

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

YEAR 2000 READINESS DISCLOSURE

    The year 2000 issue originates from computer programs and imbedded chips using two digits rather than four to define the year. Computer programs that have date-sensitive software may recognize a date using "00"as the year 1900 rather than the year 2000.

    If not addressed and completed on a timely basis, failure of the Company's computer systems to process year 2000 related data correctly could have a material adverse effect on the Company's operations and financial condition. Failures of this kind could, for example, lead to incomplete or inaccurate accounting, settlement failures, trade processing or recording errors in securities, currencies, commodities or other assets. It could also lead to uncertainty regarding risk, exposures and liquidity. If not addressed, the potential risks to the Company include financial loss, legal liability, interruption of business and regulatory actions.

    The Company established a team in 1996 to modify or replace and then test the appropriate software and equipment to ensure that year 2000 issues are addressed. The Company presently believes that with modifications to existing software and conversions to new software, the year 2000 issue will be resolved for all the Company's own systems worldwide.

    In its approach to the year 2000 problem, Lehman Brothers has been guided by a three-step methodology. The steps are:

    - Inventory and Assessment

    - Remediation

    - Testing

    Inventory and assessment consisted of initial technical and functional analysis across the Company's applications. Initial analysis identified systems and applications. Each application was then reviewed and classified as highly critical, critical or non-critical. This process is complete.

    Remediation is divided into three phases. Applications specified as year 2000 non-compliant have been analyzed to determine business impact and those that have been deemed critical were targeted for remediation. Selected Lehman Brothers mainframe applications were sent to an outside vendor for remediation, while the remaining applications have been repaired internally. It is 99% complete as of the end of 1998 and is expected to be 100% complete by the end of the first quarter of 1999.

    All remediated applications are tested for non-year 2000 functionality to confirm they still run correctly prior to year 2000 testing. At the time of remediation, applications are logged into a change management system to further ensure any additional changes are monitored and re-tested for year 2000 compliance.

    Testing for year 2000 compliance was also organized into three phases. Phase one involves testing individual applications or groups of applications on mainframe or on distributed platforms. Consultants were engaged to assist with the testing of distributed applications classified as highly critical. Phase two involves real-time testing across platforms (integration testing). Phase three involves testing applications between firms (external testing).

    Each of these phases has been pursued in a worldwide effort coordinated in New York, London and Tokyo where project teams and segregated lab environments have been established. The remediation and testing has been largely completed for core databases.

    External testing itself is being performed in three steps. "Point-to-point" testing confirms that application interfaces between the Company and individual services and utilities function correctly. Point-to-Point testing began in February 1998. "Beta" testing for a product follows point-to-point testing and is a dress rehearsal for industrywide testing. Beta testing is only performed in the U.S. Many of the markets are not providing Industrywide testing, but they are providing some amount of end-to-end testing, where data is passed to more than one exchange or utility. Industrywide testing follows beta testing as the final external testing step.

    In 1998, the Company participated in two Beta tests in the U.S., for the SIA and for the Futures Industry Association (FIA). The Company has also participated in the SIA Money Market Beta Test, the Mortgage Backed Securities Clearing Corporation Test, the Participant Trust Company Mortgage Test and the Government Securities Clearing Corporation Test. Overseas tests in which the Company has participated include the Central Gilts Office (CGO) and CREST in the United Kingdom and the Singapore International Monetary Exchange (SIMEX) test in Singapore.

    The Company is scheduled to participate in numerous domestic tests in 1999, including the SIA Market Data Beta Test in February, the SIA industrywide Test in March and April, the SIA money market and Stock Loan Tests in May and the SIA Industrywide Market Data Test in May. In addition the Company is scheduled to participate in a wide range of overseas tests in 1999, specifically, Hong Kong and Tokyo tests planned for the first and second quarters. The Company plans to participate in European tests as they are announced. Industrywide testing is currently expected to be completed in the third quarter.

    The Company has taken a lead in the industry's efforts to deal with the year 2000 issue by actively participating and in some cases leading, industrywide testing efforts. Lehman Brothers chairs the Participants' Industrywide Testing Subcommittee of the Securities Industry Association (SIA) which with partners such as exchanges, depositories, market data vendors and buy-side firms sets up, refines and coordinates industrywide testing in the United States. Industrywide testing is the forum in which firms within the financial industry test the applications that transfer data between them. These tests are scheduled to start in March 1999.

    In addition to its leadership in U.S. testing efforts, through membership in the Executive Committee of Global 2000, a group of international financial firms, the Company is participating in the coordination of global year 2000 readiness in the financial community. The Company is also pursuing separate point-to- point testing with firms not participating in industrywide testing. Lehman Brothers also serves as a member of the Custody 2000 Working Group whose goal is to assist the financial community in the assessment of year 2000 readiness of custodians in a variety of global markets. The Custody 2000 Working Group will also conduct proxy testing of selected sub-custodians in a number of markets globally.

    Year 2000 also affects building and infrastructure systems. The Company is engaged in a global effort to address facilities issues. Critical areas include facilities components such as building management systems, elevators, heating systems, security and fire alarm systems, electrical and other building services. Facilities staff is surveying and testing equipment and components and, with the Third Party Vendor team, is working to ensure their vendors and suppliers are year 2000 ready.

    However, even if these changes are successful, the Company remains at risk from year 2000 failures caused by third parties. Externally, the Company is an active participant in the SIA Third Party Vendor Committee. Internally, the Company is evaluating efforts of key counterparties, banks, exchanges, agencies, utilities and suppliers, among others, to assess and remediate their year 2000 issues. As part of this effort the Third Party Vendor team has inventoried and has sent surveys to vendors whose software and hardware products the Company uses and whose services the Company employs to determine their year 2000 readiness. The team is also testing critical software and hardware products to ensure year 2000 readiness. To date the Company has received information from 95% of its vendors, including overseas vendors whose year 2000 awareness seems to be less advanced than in the United States.

    Examples of problems that could result from the failure by third parties with whom the Company interacts to remediate year 2000 bugs include: (i) in the case of exchanges and clearing agents, funding disruptions, failure to trade in certain markets and settlement failures; (ii) in the case of counterparties and clients, accounting and financial difficulties to those parties that may expose the Company to increased credit risk and lost business; (iii) in the case of vendors, service failures such as power, telecommunications, elevator operations and loss of security access control; (iv) in the case of banks and other lenders, the potential for liquidity stress due to disruptions to funding flows; and, (v) in the case of data providers, inaccurate or out of date information would impair the Company's ability to perform critical functions such as pricing securities and currencies.

    Additionally, general uncertainty regarding the success of remediation may cause many market participants to reduce their market activities temporarily as they address and assess their year 2000 efforts in 1999. This could result in a general reduction in market activities and revenue opportunities in late 1999 and early 2000. Management cannot predict the magnitude of any such reduction or its impact on the Company "s financial results. However, the Company's Risk Management Department has undertaken a comprehensive review of third party and credit risks posed by year 2000. Recognizing the uncertainty of external dependencies, the Company is also preparing a contingency plan that identifies potential problems, actions to minimize the likelihood of them occurring and action plans to be invoked should they occur. These plans will include backup processes that do not rely on computer systems, where appropriate. The contingency plan will be complete by the end of April 1999.

    However, as stated above, there can be no guarantee or assurance that the systems of other companies on which the Company's systems rely will be remediated in a timely manner. This or a failure to remediate by another company or a remediation that is incompatible with the Company's systems may well have a material adverse effect on the Company.

    The Company has established an internal auditing plan to record results and ensure ongoing compliance of tested applications. It should be noted that efforts focused on addressing EMU have delayed the finalization of internal and industrywide testing in Europe.

    The Company's total year 2000 project cost is based on presently available information. The total remaining cost of the year 2000 project is estimated at approximately $5 million which will be funded through operating cash flows and expensed as incurred over the next one and one-half years. The Company has incurred and expensed approximately $2 million in 1997 and an additional $4 million through November 30, 1998, related to the year 2000 project.

    The costs of year 2000 testing, modifications and/or replacements and the date on which the Company plans to complete the project are based on management's best estimates. These estimates were derived using numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors.

EMU

    As of January 1, 1999, 11 European countries entered into the European economic and monetary union (the "EMU") and replaced their local currencies with a single currency, the Euro. The countries currently in the EMU are: Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Portugal, and Spain. During a three-year transition period, the national currencies will continue to circulate but only as fixed denominations of the Euro. On January 1, 1999, the Euro became the predominant currency to settle non-cash transactions previously denominated in the participating national currencies. The Company needed to convert certain of its systems and processes to accommodate this currency change.

    In addition to systems changes, the Company reviewed all of its documentation in light of the changes arising from the introduction of the Euro. Documents affected by the conversion were revised and distributed to affected counterparties. The Company has adopted the EMU protocol agreement established by the International Swaps and Derivatives Association, Inc., and intends to participate in other market-initiated EMU annexes and amendments as they are developed by relevant industry associations.

    Many areas of the Company were affected by the introduction of the single currency. The conversion was completed well within the time frame of the planned conversion weekend. As transaction volumes had been reduced market-wide, the process actually ran more quickly than expected at approximately 56 hours. Success was over 98% and less than 100 positions/trades required manual adjustments. Of those, all were fixed by Monday morning on January 4.

    The changes to the Company's data and computer systems affected its clearance, settlement and financial reporting activities, among other key operations of the Company. The Company is also dependent for proper transactions clearance and reporting on many third parties, including counterparties, clearing agents, banks, exchanges, clearinghouses and providers of information. While the Company cannot guarantee that these third parties' systems all appropriately reflect the introduction of the Euro, to date Lehman has experienced no material post conversion problems, either with internal or external systems. In addition, the European markets have reacted favorably to the introduction of the Euro.

    While conversion to the Euro has reduced client demand for certain transactions, which has impacted foreign exchange and fixed income activities in Europe, the Company anticipates that new opportunities in Europe will be created through an expansion of activities in both the investment grade and high yield debt capital markets as well as investment banking opportunities. Overall, management anticipates that the formation of EMU will not have a material adverse effect on the trend of earnings of the Company.

    The Company has incurred and expects to continue to incur expenses for the internal technology staff, as well as costs for outside consultants, in order to implement its EMU conversion plan and handle the aftermath of the conversion. Management currently estimates that the cost of its EMU conversion program will be approximately $7 million, of which approximately $6 million have been incurred to date.

NEW ACCOUNTING DEVELOPMENTS

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997 (Fiscal 1999 for the Company). Financial statement disclosures for prior periods are required to be restated. The adoption of SFAS No. 131 will have no impact on the Company's consolidated statement of income, financial condition or cash flows.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities". SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 (Fiscal 2000 for the Company). SFAS No.133 is a complex accounting standard that requires all derivatives to be recorded at fair value on the balance sheet. Changes in the fair value of derivatives are to be recorded each period in earnings or Accumulated other comprehensive income, a classification within stockholders' equity, depending on the nature of the risks being hedged. As the Company already accounts for derivatives associated with its trading activities on a fair value basis, SFAS No. 133 will only impact the accounting for the Company's End User Derivative Activities. As an end user, the Company utilizes derivatives primarily to manage interest rate risk associated with its long-term debt and secured financing activities. (See Note 4 and Note 9 for a further discussion of the Company's End User Derivative Activities).

    The Company has not yet determined the impact of adopting SFAS No. 133, which is difficult to predict, because the actual impact ultimately will hinge on market values at the date of adoption. However, the Company does not expect that adoption will have a material effect on its earnings or financial condition.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information under the caption "Risk Management" on pages 26-29 hereof is incorporated herein by reference.

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

    3. Exhibits:

  EXHIBIT
    NO.
-----------
        3.1  Restated Certificate of Incorporation of the Registrant dated May 27, 1994 (incorporated by reference to
             Exhibit 3.1 of the Registrant's Transition Report on Form 10-K for the eleven months ended November 30,
             1994)

        3.2  By-Laws of the Registrant, amended as of March 26, 1997 (incorporated by reference to Exhibit 10 of the
             Registrant's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997

        4.1  The instruments defining the rights of holders of the long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to section (b) (4) (iii) (A) of Item 601 of Regulation S-K. The
             Registrant hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.

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

------------------------

*   FILED HEREWITH.

                                   SIGNATURES

    Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                LEHMAN BROTHERS INC.
                                (Registrant)

                                February 26, 1999

                                By:  /s/ KAREN M. MULLER
                                     -----------------------------------------
                                     Title: Managing Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURES                       TITLE                    DATE
------------------------------  ---------------------------  -------------------
                                Chief Executive Officer
              *                   and, Chairman of the
------------------------------    Board of Directors          February 26, 1999
     Richard S. Fuld, Jr.         (principal executive
                                  officer)

              *                 Chief Financial Officer
------------------------------    (principal financial        February 26, 1999
        David Goldfarb            officer)

              *                 Director
------------------------------                                February 26, 1999
       Roger S. Berlind

              *                 Director
------------------------------                                February 26, 1999
     Howard L. Clark, Jr.

              *                 Director
------------------------------                                February 26, 1999
       Frederick Frank

              *                 Director
------------------------------                                February 26, 1999
      Harvey M. Krueger

              *                 Director
------------------------------                                February 26, 1999
      Bruce R. Lakefield

              *                 Director
------------------------------                                February 26, 1999
    Sherman R. Lewis, Jr.

                  /s/ KAREN M. MULLER
         --------------------------------------
                    Karen M. Muller
                   (ATTORNEY-IN-FACT)
  *By:             February 26, 1999

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENTS                                                                                            PAGE
-----------------------------------------------------------------------------------------------------------     -----
Report of Independent Auditors.............................................................................         F-2
Consolidated Statement of Income for the Twelve Months Ended November 30, 1998, 1997, and 1996.............         F-3
Consolidated Statement of Financial Condition at November 30, 1998 and 1997................................         F-4
Consolidated Statement of Changes in Stockholder's Equity for the Twelve Months Ended November 30, 1998,
  1997, and 1996...........................................................................................         F-5
Consolidated Statement of Cash Flows for the Twelve Months Ended November 30, 1998, 1997, and 1996.........         F-6
Notes to Consolidated Financial Statements.................................................................         F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholder of
Lehman Brothers Inc.

    We have audited the accompanying consolidated statement of financial condition of Lehman Brothers Inc. and Subsidiaries (the "Company") as of November 30, 1998 and 1997, and the related consolidated statements of income, changes in stockholder's equity, and cash flows for each of the three years in the period ended November 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lehman Brothers Inc. and Subsidiaries at November 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years ended November 30, 1998 in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

New York, New York
January 7, 1999

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                                                                   TWELVE MONTHS ENDED NOVEMBER 30
                                                                   -------------------------------
                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
                                                                            (IN MILLIONS)
REVENUES
  Investment banking.............................................  $   1,256  $     998  $     779
  Principal transactions.........................................        589        848        937
  Commissions....................................................        406        350        298
  Interest and dividends.........................................     15,308     12,591     10,465
  Other..........................................................         42         30         18
                                                                   ---------  ---------  ---------
    Total revenues...............................................     17,601     14,817     12,497
  Interest expense...............................................     14,730     12,216     10,121
                                                                   ---------  ---------  ---------
    Net revenues.................................................      2,871      2,601      2,376
                                                                   ---------  ---------  ---------
NON-INTEREST EXPENSES
  Compensation and benefits......................................      1,445      1,288      1,219
  Brokerage, commissions and clearance fees......................        186        191        205
  Communications.................................................         93         89         94
  Business development...........................................         78         70         70
  Professional services..........................................         68         82         69
  Occupancy and equipment........................................         59         68         75
  Depreciation and amortization..................................         32         39         51
  Management fees................................................         13        101        213
  Other..........................................................         50         80         48
  Severance charge...............................................                               23
                                                                   ---------  ---------  ---------
    Total non-interest expenses..................................      2,024      2,008      2,067
                                                                   ---------  ---------  ---------
Income before taxes..............................................        847        593        309
  Provision for income taxes.....................................        272        202        120
                                                                   ---------  ---------  ---------
Net income.......................................................  $     575  $     391  $     189
                                                                   ---------  ---------  ---------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                                                                   NOVEMBER 30
                                                                                               --------------------
                                                                                                 1998       1997
                                                                                               ---------  ---------
                                                                                                  (IN MILLIONS)
ASSETS
Cash and cash equivalents....................................................................  $     460  $     220
Cash and securities segregated and on deposit for regulatory and other purposes..............        909      1,128
Securities and other financial instruments owned:
  Governments and agencies...................................................................     15,931     17,467
  Mortgages and mortgage-backed..............................................................     10,524      2,751
  Corporate debt and other...................................................................      6,824      5,544
  Corporate equities.........................................................................      5,694      5,439
  Derivatives and other contractual agreements...............................................      5,580      5,528
  Certificates of deposit and other money market instruments.................................      1,392      2,248
                                                                                               ---------  ---------
                                                                                                  45,945     38,977
                                                                                               ---------  ---------
Collateralized short-term agreements:
  Securities purchased under agreements to resell............................................     47,913     49,610
  Securities borrowed........................................................................     14,760     13,661
Receivables:
  Brokers, dealers and clearing organizations................................................      2,154      3,148
  Customers..................................................................................      3,148      3,874
  Others.....................................................................................      4,859      3,107
Property, equipment and leasehold improvements (net of accumulated depreciation and
  amortization of $559 in 1998 and $533 in 1997).............................................        272        262
Other assets.................................................................................        261        146
Excess of cost over fair value of net assets acquired (net of accumulated amortization of
  $108 in 1998 and $102 in 1997).............................................................        152        158
                                                                                               ---------  ---------
Total assets.................................................................................  $ 120,833  $ 114,291
                                                                                               ---------  ---------

LIABILITIES AND STOCKHOLDER'S EQUITY
Commercial paper and short-term debt.........................................................  $     616  $     740
Securities and other financial instruments sold but not yet purchased:
  Governments and agencies...................................................................     12,028      8,556
  Corporate debt and other...................................................................      1,761      1,664
  Corporate equities.........................................................................      1,428      3,124
  Derivatives and other contractual agreements...............................................      3,816      3,685
                                                                                               ---------  ---------
                                                                                                  19,033     17,029
                                                                                               ---------  ---------
Collateralized short-term financing:
  Securities sold under agreements to repurchase.............................................     58,905     56,017
  Securities loaned..........................................................................      5,474      7,764
Advances from Holdings and other affiliates..................................................     21,560     14,777
Payables:
  Brokers, dealers and clearing organizations................................................      2,230      3,127
  Customers..................................................................................      4,540      6,118
Accrued liabilities and other payables.......................................................      1,668      2,166
Long-term debt:
  Senior notes...............................................................................        168        229
  Subordinated indebtedness..................................................................      4,111      4,313
                                                                                               ---------  ---------
    Total liabilities........................................................................    118,305    112,280
                                                                                               ---------  ---------
Commitments and contingencies

STOCKHOLDER'S EQUITY
  Preferred stock, $0.10 par value; 10,000 shares authorized; none outstanding...............
  Common stock, $0.10 par value; 10,000 shares authorized; 1,006 shares issued and outstanding..............................................................................
  Additional paid-in capital.................................................................      1,759      1,756
  Accumulated other comprehensive income.....................................................          3          3
  Retained earnings..........................................................................        766        252
                                                                                               ---------  ---------
    Total stockholder's equity...............................................................      2,528      2,011
                                                                                               ---------  ---------
    Total liabilities and stockholder's equity...............................................  $ 120,833  $ 114,291
                                                                                               ---------  ---------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                                                                      TWELVE MONTHS ENDED NOVEMBER 30
                                                                      -------------------------------
                                                                        1998       1997       1996
                                                                      ---------  ---------  ---------
                                                                               (IN MILLIONS)
Additional paid-in capital
  Beginning balance.................................................  $   1,756  $   1,828  $   2,353
  Capital contributions.............................................          7          3         13
  Capital distributions.............................................         (4)       (75)      (538)
                                                                      ---------  ---------  ---------
Ending balance......................................................      1,759      1,756      1,828
                                                                      ---------  ---------  ---------
Accumulated other comprehensive income
  Beginning and ending balance......................................          3          3          3
                                                                      ---------  ---------  ---------
Retained earnings (accumulated deficit)
  Beginning balance.................................................        252       (139)      (328)
  Net income........................................................        575        391        189
  Dividends.........................................................        (61)
                                                                      ---------  ---------  ---------
Ending balance......................................................        766        252       (139)
                                                                      ---------  ---------  ---------
Total stockholder's equity..........................................  $   2,528  $   2,011  $   1,692
                                                                      ---------  ---------  ---------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   TWELVE MONTHS ENDED NOVEMBER 30
                                                                   -------------------------------
                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
                                                                            (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.......................................................  $     575  $     391  $     189
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
  Depreciation and amortization..................................         32         39         51
  Severance charge...............................................                               23
  Provisions for losses and other reserves.......................         38         52         40
  Deferred tax provision (benefit)...............................          1                  (149)
  Other adjustments..............................................         29         21         20
Net change in:
  Cash and securities segregated and on deposit..................        219       (465)       122
  Securities and other financial instruments owned...............     (6,968)     1,349     (8,133)
  Securities borrowed............................................     (1,099)     5,374     (2,473)
  Receivables from brokers, dealers and clearing organizations...        994      1,761     (3,191)
  Receivables from customers.....................................        726         82     (1,780)
  Securities and other financial instruments sold but not yet
    purchased....................................................      2,004       (837)     5,469
  Securities loaned..............................................     (2,290)    (2,321)     7,436
  Payables to brokers, dealers and clearing organizations........       (897)       927     (1,022)
  Payables to customers..........................................     (1,578)      (277)       739
  Accrued liabilities and other payables.........................       (536)      (135)       360
  Other operating assets and liabilities, net....................     (1,860)     1,579     (2,280)
                                                                   ---------  ---------  ---------
    Net cash provided by (used in) operating activities..........  $ (10,610) $   7,540  $  (4,579)
                                                                   ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of senior notes...............................  $     (80) $      (1) $    (210)
Proceeds from issuance of subordinated indebtedness..............        750      1,108      1,130
Principal payments of subordinated indebtedness..................       (963)      (750)      (261)
Net proceeds from (payments for) commercial paper and short-term
  debt...........................................................       (124)    (1,559)     1,290
Resale agreements net of repurchase agreements...................      4,585    (12,648)     3,137
Increase in advances from Holdings and other affiliates..........      6,783      6,225        134
Capital contributions............................................          7          3         13
Dividends and capital distributions paid.........................        (65)       (75)      (538)
                                                                   ---------  ---------  ---------
    Net cash provided by (used in) financing activities..........     10,893     (7,697)     4,695
                                                                   ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold improvements,
  net............................................................        (43)       (19)        (7)
                                                                   ---------  ---------  ---------
    Net cash used in investing activities........................        (43)       (19)        (7)
                                                                   ---------  ---------  ---------
    Net change in cash and cash equivalents......................        240       (176)       109
                                                                   ---------  ---------  ---------
Cash and cash equivalents, beginning of period...................        220        396        287
                                                                   ---------  ---------  ---------
    Cash and cash equivalents, end of period.....................  $     460  $     220  $     396
                                                                   ---------  ---------  ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN MILLIONS)

Interest paid totaled $14,793 in 1998, $12,225 in 1997 and $10,104 in 1996.
Income taxes paid totaled $342 in 1998, $151 in 1997 and $45 in 1996.

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

TRANSLATION OF FOREIGN CURRENCIES

    Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the statement of financial condition date. Revenues and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, net of hedging gains or losses, are included in Accumulated other comprehensive income, a separate component of stockholder's equity. Gains or losses resulting from foreign currency transactions are included in the Consolidated Statement of Income.

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

DERIVATIVE FINANCIAL INSTRUMENTS

    Derivatives, typically defined as instruments whose value is "derived" from an underlying instrument, index or rate, include futures, forwards, swaps and options and other similar instruments. A derivative contract generally represents future commitments to exchange interest or other payment streams based on the contract or notional amount or to purchase or sell financial instruments at specified terms and future dates. In the normal course of business, the Company enters into derivative transactions both in a trading capacity and as an end user. Acting in a trading capacity, the Company enters into derivative transactions to satisfy the needs of its clients and to manage the Company's own exposure to market and credit risks resulting from its trading activities (collectively, "Trading-Related Derivative Activities"). The Company's

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
accounting methodology for derivatives depends on both the type and purpose of the derivative financial instrument.

    Derivative transactions entered into for Trading-Related Derivative Activities are recorded at market or fair value with realized and unrealized gains and losses recognized currently in Principal transactions in the Consolidated Statement of Income. Market or fair value for trading related instruments is generally determined by either quoted market prices (for exchange-traded futures and options) or pricing models (for over-the-counter swaps, forwards and options). Pricing models utilize a series of market inputs to determine the present value of future cash flows, with adjustments, as required for credit risk and liquidity risk. Further valuation adjustments may be recorded, as deemed appropriate for new or complex products or for positions with significant concentrations. These adjustments are integral components of the mark-to-market process.

    The market or fair value associated with derivatives utilized for trading purposes is recorded in the Consolidated Statement of Financial Condition on a net by counterparty basis where a legal right of set-off exists and is netted across products when such provisions are stated in the master netting agreement. The market or fair value of swap agreements, caps and floors, and forward contracts in an unrealized gain position, as well as options owned and warrants held, are reported in the Consolidated Statement of Financial Condition as assets in Derivatives and other contractual agreements. Similarly, swap agreements, caps and floors, and forward contracts in an unrealized loss position, as well as options written and warrants issued, are reported in the Consolidated Statement of Financial Condition as liabilities in Derivatives and other contractual agreements. Margin on futures contracts is included in receivables and payables, as applicable.

    In addition to Trading-Related Derivative Activities, the Company enters into various derivative financial instruments for non-trading purposes as an end user to modify the market risk exposures of certain assets and liabilities. In this regard, the Company utilizes interest rate swaps, caps, collars and floors to manage the interest rate exposure associated with its long-term debt obligations and secured financing activities, including securities purchased under agreements to resell, securities borrowed, securities sold under agreements to repurchase and securities loaned. The Company also utilizes equity derivatives to hedge its exposure to equity price risk embedded in certain of its debt obligations.

    In addition to modifying the interest rate exposure of existing assets and liabilities, the Company utilizes derivative financial instruments as an end user to modify the interest rate characteristics of certain anticipated transactions related to its secured financing activities, where there is a high degree of certainty that the Company will enter into such contracts. The Company actively monitors the level of anticipated secured financing transactions to ensure there is a high degree of certainty that such secured financing transactions will be executed at levels at least equal to the designated derivative product transactions.

    The Company also utilizes foreign exchange forward contracts to manage the currency exposure related to its net monetary investment in non-U.S. dollar functional currency operations. The gain or loss from revaluing these contracts is deferred and reported within Accumulated other comprehensive income in stockholder's equity. The related unrealized receivables or payables due from or to counterparties are included in receivables from or payables to brokers, dealers and clearing organizations.

    Derivatives that have been designated as non-trading related positions and are effective in modifying the interest rate characteristics of existing assets and liabilities or anticipated transactions are accounted for on an accrual basis. Under the accrual basis, interest is accrued into income or expense over the life of the contract, resulting in the net interest impact of the derivative and the underlying hedged item being recognized in income throughout the hedge period. Related unrealized receivables or payables due from

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
or to counterparties are included in receivables from or payables to brokers, dealers and clearing organizations.

    The Company monitors the effectiveness of its end user hedging activities by periodically comparing the change in the value of the hedge instrument to the underlying item being hedged, and reassessing the likelihood of the occurrence of anticipated transactions. In the event the Company determines that a hedge is no longer effective, such as upon extinguishment of the underlying asset or liability or a change in circumstances whereby there is not a high degree of certainty that the anticipated transaction will occur, the derivative transaction is no longer accounted for as a hedge. Instead, the Company immediately recognizes the market or fair value of the derivative financial instrument through earnings. Changes in the fair value of the derivative contract would then be accounted for as a derivative used for trading purposes as discussed above. In the event that a derivative designated as a hedge is terminated early, any realized gain or loss on the termination would be deferred and amortized to interest income or interest expense over the remaining life of the instrument being hedged.

REPURCHASE AND RESALE AGREEMENTS

    Securities purchased under agreements to resell and securities sold under agreements to repurchase, which are treated as financing transactions for financial reporting purposes, are collateralized primarily by government and government agency securities and are carried net by counterparty, when permitted, at the amounts at which the securities will be subsequently resold or repurchased plus accrued interest. It is the policy of the Company to take possession of securities purchased under agreements to resell. The Company monitors the market value of the underlying positions on a daily basis as compared to the related receivable or payable balances, including accrued interest. The Company requires counterparties to deposit additional collateral or return collateral pledged as necessary, to ensure that the market value of the underlying collateral remains sufficient. Securities and other financial instruments owned that are financed under repurchase agreements are carried at market value with changes in market value reflected in the Consolidated Statement of Income.

SECURITIES BORROWED AND LOANED

    Securities borrowed and securities loaned are carried at the amount of cash collateral advanced or received plus accrued interest. It is the Company's policy to value the securities borrowed and loaned on a daily basis, and to obtain additional cash as necessary to ensure such transactions are adequately collateralized.

MERCHANT BANKING INVESTMENTS

    The Company carries its merchant banking investments, including its partnership interests, at fair value based upon the Company's assessment of the underlying investments.

INVESTMENT BANKING

    Underwriting revenues and fees for merger and acquisition advisory services are recognized when services for the transactions are substantially completed. Transaction-related expenses are deferred and subsequently expensed to match revenue recognition.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

INCOME TAXES

    The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The Company recognizes the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. In this regard, deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years and for tax loss carryforwards, if in the opinion of management, it is more likely than not that the deferred tax asset will be realized. SFAS 109 requires companies to set up a valuation allowance for that component of net deferred tax assets which does not meet the "more likely than not" criterion for realization. Deferred tax liabilities are recognized for temporary differences that will result in taxable income in future years.

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Property, equipment, and leasehold improvements are recorded at historical cost, net of accumulated depreciation and amortization. Depreciation is recognized on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the lesser of their economic useful lives or the terms of the underlying leases.

GOODWILL

    Excess of cost over fair value of net assets acquired (goodwill) is amortized using the straight-line method over periods not exceeding 35 years. Goodwill is evaluated periodically for impairment and also is reduced upon the recognition of certain acquired net operating loss carryforward benefits.

STATEMENT OF CASH FLOWS

    The Company defines cash equivalents as highly liquid investments with original maturities of three months or less, other than those held for sale in the ordinary course of business.

STOCK-BASED AWARDS

    The Company's employees participate in Holdings' stock-based incentive plans. Holdings accounts for these awards on a consolidated basis in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and its related interpretations. The Company records as compensation and benefits the allocated share of Holdings' stock-based compensation cost.

NOTE 2. RECENTLY ISSUED ACCOUNTING STANDARDS

    On January 1, 1998, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" became fully effective. Previously, the Financial Accounting Standards Board (the "FASB") had deferred until that date certain provisions of SFAS No. 125 pertaining to repurchase agreements, securities lending and similar financing transactions. As a result of adopting the deferred provisions of SFAS No. 125, the Company has recognized on its November 30, 1998 Consolidated Statement of Financial Condition, approximately $1.0 million of collateral controlled on certain financing transactions and a corresponding obligation to return such collateral at the termination of such transactions.

    In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (the "SOP"). The SOP requires that certain costs incurred in

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
connection with developing or obtaining software for internal use be capitalized and subsequently amortized over the software's estimated useful life. The SOP requires prospective application as of the beginning of an entity's fiscal year without adjustment for costs that would have been capitalized had the SOP been in effect in prior periods. The Company has elected early adoption of this accounting pronouncement effective as of the beginning of its 1998 fiscal year and capitalized approximately $18.4 million of purchased software and other internal use software costs during fiscal 1998.

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided is required for comparative purposes. The Company has elected early adoption of SFAS No. 130 for fiscal 1998. The adoption of SFAS No. 130 has no impact on the Company's consolidated statement of income, financial condition or cash flows. The only component of Accumulated other comprehensive income relates to foreign currency translation adjustments.

    SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits", was issued in February 1998, and is effective for fiscal years beginning after December 15, 1997. SFAS No. 132 eliminates certain existing disclosures (such as the requirement to provide a description of the plan, including employee groups covered, type of benefit formula, funding policy, or the requirement to disclose alternative measures of the benefit obligation), but, at the same time, adds new disclosures (such as the requirement to disclose a reconciliation of beginning and ending balances of the benefit obligation and the fair value of plan assets). The Company has elected early adoption of this accounting pronouncement effective for its 1998 fiscal year.

NOTE 3. SHORT-TERM FINANCINGS

    The Company obtains short-term financing on both a secured and unsecured basis. The secured financing is obtained through the use of repurchase agreements and securities loaned agreements, which are primarily collateralized by government, agency and equity securities. The unsecured financing is generally obtained through short-term debt and the issuance of commercial paper.

    The Company's commercial paper and short-term debt financing is comprised of the following:

                                                                                                        NOVEMBER 30
                                                                                                    --------------------
                                                                                                      1998       1997
                                                                                                    ---------  ---------

                                                                                                       (IN MILLIONS)
Short-term debt
  Payables to banks...............................................................................  $     377  $     460
  Master notes....................................................................................         51        260
  Bank loans......................................................................................        188         20
                                                                                                    ---------  ---------
Total.............................................................................................  $     616  $     740
                                                                                                    ---------  ---------

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

The Company's weighted-average interest rates were as follows:

                                                                                                       NOVEMBER 30
                                                                                                   --------------------
                                                                                                     1998       1997
                                                                                                   ---------  ---------
Short-term debt(1)...............................................................................       5.1%       1.7%
Securities sold under agreements to repurchase...................................................       5.1%       5.2%

------------------------

(1) Including weighted-average interest rates of 0.3% as of November 30, 1998 and 0.8% as of November 30, 1997 related to non-U.S. dollar obligations.

NOTE 4. LONG-TERM DEBT

                                                                                  U.S. DOLLAR
                                                                             ----------------------      NOVEMBER 30
                                                                               FIXED     FLOATING    --------------------
                                                                               RATE        RATE        1998       1997
                                                                             ---------  -----------  ---------  ---------
                                                                                            (IN MILLIONS)
SENIOR NOTES
Maturing in Fiscal 1998....................................................                                     $      78
Maturing in Fiscal 1999....................................................  $       1               $       1          1
Maturing in Fiscal 2000....................................................          1                       1          1
Maturing in Fiscal 2001....................................................        165                     165        148
Maturing in Fiscal 2002
Maturing in Fiscal 2003....................................................          1                       1          1
December 1, 2003 and thereafter
                                                                             ---------  -----------  ---------  ---------
    Senior Notes...........................................................        168                     168        229
                                                                             ---------  -----------  ---------  ---------
SUBORDINATED INDEBTEDNESS
Maturing in Fiscal 1998....................................................                                           360
Maturing in Fiscal 1999....................................................        334   $     357         691        692
Maturing in Fiscal 2000....................................................        193                     193        192
Maturing in Fiscal 2001....................................................        194                     194        200
Maturing in Fiscal 2002....................................................        250         605         855      1,305
Maturing in Fiscal 2003....................................................        475                     475        475
December 1, 2003 and thereafter............................................      1,556         147       1,703      1,089
                                                                             ---------  -----------  ---------  ---------
    Subordinated Indebtedness..............................................      3,002       1,109       4,111      4,313
                                                                             ---------  -----------  ---------  ---------
Long-Term Debt.............................................................  $   3,170   $   1,109   $   4,279  $   4,542
                                                                             ---------  -----------  ---------  ---------

    Of the Company's long-term debt outstanding as of November 30, 1998, $200 million is repayable prior to maturity at the option of the holder, at par value. These obligations are reflected in the above table as maturing at their put dates, fiscal 2003, rather than at their contractual maturities, fiscal 2026.

    The Company's interest in 3 World Financial Center is financed with U.S. dollar fixed rate senior notes totaling $165 million as of November 30, 1998. These notes are unconditionally guaranteed by American Express and collateralized by a first mortgage on the property.

    As of November 30, 1998, the Company had $2.0 billion available for the issuance of debt securities under various shelf registrations.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

END USER DERIVATIVE ACTIVITIES

    The Company utilizes interest rate swaps as an end user to modify the interest rate characteristics of its long-term debt portfolio. The Company actively manages the interest rate exposure on its long-term debt portfolio to more closely match the terms of its debt portfolio to the assets being funded and to minimize interest rate risk. In certain instances, two or more derivative contracts may be utilized by the Company to manage the interest rate nature and/or currency exposure of an individual long-term debt issuance. In these cases, the notional amount of the derivative contracts may exceed the carrying value of the related long-term debt issuance.

    At November 30, 1998 and 1997, the notional amounts of the Company's interest rate swaps related to its long-term debt obligations were approximately $2.9 billion and $2.8 billion, respectively. In terms of notional amounts outstanding, these derivative products mature as follows:

                                                                                  NOVEMBER 30
                                                                              --------------------
                                                                                1998       1997
                                                                              ---------  ---------
                                                                                 (IN MILLIONS)
Maturing in Fiscal 1998.....................................................             $     419
Maturing in Fiscal 1999.....................................................  $     334        334
Maturing in Fiscal 2000.....................................................        192        192
Maturing in Fiscal 2001.....................................................        194        200
Maturing in Fiscal 2002.....................................................        250        250
Maturing in Fiscal 2003.....................................................        475        475
December 1, 2003 and thereafter.............................................      1,484        885
                                                                              ---------  ---------
    Total...................................................................  $   2,929  $   2,755
                                                                              ---------  ---------
Weighted-average interest rate at November 30:
Receive rate................................................................       7.60%      7.79%
Pay rate....................................................................       6.25%      6.81%

    On an overall basis, the Company's long-term debt-related end user derivative activities resulted in reduced interest expense of approximately $24 million, $26 million and $20 million in 1998, 1997 and 1996,

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
respectively. In addition, the Company's end user derivative activities resulted in the following changes to the Company's mix of fixed and floating rate debt and effective weighted-average rates of interest:

                                                                       NOVEMBER 30, 1998
                                                    --------------------------------------------------------
                                                         LONG-TERM DEBT              WEIGHTED-AVERAGE
                                                    ------------------------  ------------------------------
                                                      BEFORE        AFTER      CONTRACTUAL   EFFECTIVE RATE
                                                     END USER     END USER      INTEREST     AFTER END USER
                                                    ACTIVITIES   ACTIVITIES       RATE         ACTIVITIES
                                                    -----------  -----------  -------------  ---------------
                                                         (IN MILLIONS)
USD Obligations
    Fixed rate....................................   $   3,170    $     241
    Floating rate.................................       1,109        4,038
                                                    -----------  -----------          ---             ---
Total.............................................   $   4,279    $   4,279          7.57%           6.65%
                                                    -----------  -----------          ---             ---

                                                                       NOVEMBER 30, 1997
                                                    --------------------------------------------------------
                                                         LONG-TERM DEBT            WEIGHTED-AVERAGE(1)
                                                    ------------------------  ------------------------------
                                                      BEFORE        AFTER      CONTRACTUAL   EFFECTIVE RATE
                                                     END USER     END USER      INTEREST     AFTER END USER
                                                    ACTIVITIES   ACTIVITIES       RATE         ACTIVITIES
                                                    -----------  -----------  -------------  ---------------
                                                         (IN MILLIONS)
USD Obligations
    Fixed rate....................................   $   2,978    $     224
    Floating rate.................................       1,556        4,310
                                                    -----------  -----------
                                                         4,534        4,534
                                                    -----------  -----------
Non-USD Obligations...............................           8            8
                                                    -----------  -----------          ---             ---
Total.............................................   $   4,542    $   4,542          7.63%           7.04%
                                                    -----------  -----------          ---             ---

------------------------

(1) Weighted-average interest rates were calculated using non-U.S. dollar interest rates, where applicable.

NOTE 5. HOLDINGS' INCENTIVE PLANS

    The Company's employees participate in Holdings' various incentive plans. The Company records its allocated share of Holdings' stock-based compensation cost. Holdings' stock-based compensation cost was $221 million, $162 million, and $136 million for the years ended November 30, 1998, 1997 and 1996, respectively. The Company's allocated cost was approximately $155 million, $113 million, and $95 million for the years ended November 30, 1998, 1997 and 1996, respectively. In accordance with APB 25, Holdings has not recognized compensation cost for its stock option awards and ESPP. The following is a description of Holdings' various incentive plans.

EMPLOYEE STOCK PURCHASE PLAN

    Holdings' Employee Stock Purchase Plan (the "ESPP") allows its employees to purchase Holdings' common stock ("Common Stock") at a 15% discount from market value, with a maximum of $25,000 in annual aggregate purchases by any one individual. The number of shares of Common Stock authorized for purchase by eligible employees is 6 million. As of November 30, 1998 and 1997, 2.0 million shares and 1.6 million shares, respectively, of Common Stock had been purchased by eligible employees of Holdings through the ESPP.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

1994 INCENTIVE PLANS

    Holdings' 1994 Management Replacement Plan (the "Replacement Plan") provided awards similar to the American Express common shares granted to Holdings' employees which were canceled as of the date of the spin-off from American Express. Through November 30, 1998, a total of 2.0 million awards had been granted under the Replacement Plan, including both stock options and restricted stock; 0.5 million were outstanding at November 30, 1998. No future awards will be granted under this plan.

    Holdings' 1994 Management Ownership Plan (the "1994 Plan") provides for the issuance of restricted stock units ("RSUs"), performance stock units ("PSUs"), stock options and other equity awards for a period of up to ten years to eligible employees. A total of 16.6 million shares of Common Stock may be granted under the 1994 Plan. At November 30, 1998, RSU and stock option awards by Holdings' with respect to 15.6 million shares of Common Stock have been made under the 1994 Plan of which 12.8 million are outstanding and 2.8 million have been converted to freely transferable Common Stock. Holdings will utilize the remaining authorization of 1.0 million shares to satisfy dividend reinvestment requirements for outstanding awards and to fund the annual RSU awards for Holdings' non-employee directors.

1996 MANAGEMENT OWNERSHIP PLAN

    During 1996, Holdings' stockholders approved the 1996 Management Ownership Plan (the "1996 Plan") under which awards similar to those of the 1994 Plan may be granted, and under which up to 15.5 million shares of Common Stock may be subject to awards. At November 30, 1998, RSU, PSU and stock option awards by Holdings with respect to 8.4 million shares of Common Stock have been made under the 1996 Plan of which 6.9 million are outstanding and 1.5 million have been converted to freely transferable Common Stock.

EMPLOYEE INCENTIVE PLAN

    Holdings' Employee Incentive Plan ("EIP") has provisions similar to the 1994 Plan and the 1996 Plan, and authorization for up to 50 million shares of Common Stock which may be subject to awards. At November 30, 1998, awards with respect to 33.6 million shares of Common Stock have been made under the EIP of which
32.7 million are outstanding and 0.9 million have been converted to freely transferable Common Stock. Approximately 26.9 million of the outstanding awards consist of RSUs and PSUs which have vesting and transfer restrictions extending through the year 2004.

STOCK OPTIONS

    In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", Holdings utilized the Black-Scholes option-pricing model to quantify the proforma effects of the fair value of the stock options granted and outstanding during 1998 and 1997 on net income. The Company's 1998, 1997 and 1996 pro forma net income would have been approximately $566 million, $378 million and $187 million, respectively, compared to actual net income of $575 million, $391 million and $189 million, respectively. The pro forma amounts reflect the effects of the 1998 and 1997 stock option grants and the 15% purchase discount from market value offered to the Company's employees who participate in the ESPP.

NOTE 6. CAPITAL REQUIREMENTS

    As a registered broker dealer, LBI is subject to the Securities and Exchange Commission ("SEC") Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
be segregated for customers' regulated commodity accounts, as defined. At November 30, 1998, LBI's regulatory net capital, as defined, of $1,406 million exceeded the minimum requirement by $1,320 million.

    In addition to amounts presented in the accompanying Consolidated Statement of Financial Condition as cash and securities segregated and on deposit for regulatory and other purposes, securities with a market value of approximately $1,332 million and $1,290 million at November 30, 1998 and 1997, respectively, primarily collateralizing securities purchased under agreements to resell, have been segregated in a special reserve bank account for the exclusive benefit of customers pursuant to the Reserve Formula requirements of SEC Rule 15c3-3.

    The Company's "AAA" rated derivatives subsidiaries, Lehman Brothers Financial Products Inc. ("LBFP") and Lehman Brothers Derivative Products Inc. ("LBDP"), have established certain capital and operating restrictions which are reviewed by various rating agencies. At November 30, 1998, LBFP and LBDP had capital which exceeded the requirement of the most stringent rating agency by approximately $135 million and $27 million, respectively.

    Repayment of subordinated indebtedness and certain advances and dividend payments by LBI are restricted by the regulations of the SEC and other regulatory agencies. In addition, certain instruments governing the indebtedness of LBI contractually limit its ability to pay dividends. At November 30, 1998, $2,132 million of net assets of the Company were restricted as to the payment of dividends, principally as a result of regulations of the SEC and other regulatory agencies.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

NOTE 7. HOLDINGS' EMPLOYEE BENEFIT PLANS

    Holdings provides various pension plans for the majority of its employees worldwide. In addition, Holdings provides certain other postretirement benefits, primarily health care and life insurance, to eligible employees. The Company records as compensation and benefits its allocated share of the cost of these plans. The following summarizes Holdings' employee benefit plans in which the Company's employees participate:

                                                                                     PENSION BENEFITS        POSTRETIREMENT
                                                                                                                BENEFITS
                                                                                       NOVEMBER 30            NOVEMBER 30
                                                                                   --------------------  ----------------------
                                                                                     1998       1997       1998        1997
                                                                                   ---------  ---------  ---------  -----------
                                                                                                  (IN MILLIONS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year..........................................  $     456  $     399  $      49   $      49
Service cost before expenses.....................................................          9          8          1           1
Interest cost....................................................................         32         29          3           3
Actuarial (gain) loss............................................................         21         36                     (1)
Benefits paid....................................................................        (16)       (16)        (3)         (3)
                                                                                   ---------  ---------        ---         ---
Benefit obligation at end of year................................................  $     502  $     456  $      50   $      49
                                                                                   ---------  ---------        ---         ---
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year...................................  $     618  $     560
Actual return on plan assets, net of expenses....................................         70         74
Benefits paid....................................................................        (16)       (16)
                                                                                   ---------  ---------
Fair value of plan assets at end of year.........................................  $     672  $     618
                                                                                   ---------  ---------
Funded status (underfunded)......................................................  $     170  $     162  $     (50)  $     (49)
Unrecognized net actuarial (gain) loss...........................................         55         50        (21)        (22)
Unrecognized prior service cost (credit).........................................         (2)        (3)        (6)         (7)
                                                                                   ---------  ---------        ---         ---
Prepaid (accrued) benefit cost...................................................  $     223  $     209  $     (77)  $     (78)
                                                                                   ---------  ---------        ---         ---
WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate....................................................................        6.8%       7.0%       6.8%        7.0%
Expected return on plan assets...................................................        8.8%       9.0%
Rate of compensation increase....................................................        5.0%       5.0%       5.0%        5.0%

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

    For measurement purposes, the annual health care cost trend rate was assumed to be 8.0% for the year ended November 30, 1999. The rate was assumed to decrease at the rate of 0.5% per year to 5.5% in the year ended November 30, 2004 and remain at that level thereafter.

                                                                                                  POSTRETIREMENT BENEFITS
                                                                 PENSION BENEFITS                   TWELVE MONTHS ENDED
                                                          TWELVE MONTHS ENDED NOVEMBER 30
                                                                                                        NOVEMBER 30
                                                          -------------------------------  -------------------------------------
                                                            1998       1997       1996        1998         1997         1996
                                                          ---------  ---------  ---------     -----        -----        -----
                                                                                      (IN MILLIONS)
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost............................................  $      10  $       8  $       7   $       1    $       1    $       1
Interest cost...........................................         32         29         28           3            3            3
Expected return on plan assets..........................        (55)       (50)       (47)
Recognized net actuarial (gain) loss....................         (1)        (1)         2          (1)          (2)          (1)
                                                                                                   --           --           --
                                                                ---        ---        ---
Net periodic benefit (income) cost......................  $     (14) $     (14) $     (10)  $       3    $       2    $       3
                                                                                                   --           --           --
                                                                ---        ---        ---

    Assumed health care cost trend rates have a significant effect on the amount reported for postretirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                                              1% POINT       1% POINT
                                                                                              INCREASE       DECREASE
                                                                                            -------------  -------------
                                                                                                   (IN MILLIONS)
Effect on total service and interest cost components in fiscal 1998.......................    $     0.4      $    (0.3)
Effect on postretirement benefit obligation at November 30, 1998..........................    $     4.7      $    (4.5)

NOTE 8. INCOME TAXES

    The Company's income is included in the consolidated U.S. federal income tax return of Holdings and its subsidiaries. The income tax provision for the Company is computed in accordance with the tax sharing agreement between Holdings and its subsidiaries. In accordance with this agreement, the balances due to Holdings at November 30, 1998 and 1997 were $158 million and $232 million, respectively.

    The provision for income taxes consists of the following:

                                                                          TWELVE MONTHS ENDED NOVEMBER 30
                                                                          -------------------------------
                                                                            1998       1997       1996
                                                                          ---------  ---------  ---------
                                                                                   (IN MILLIONS)
CURRENT
  Federal...............................................................  $     102  $      84  $     177
  State.................................................................         88         66         86
  Foreign...............................................................         81         52          6
                                                                          ---------  ---------  ---------
                                                                                271        202        269
                                                                          ---------  ---------  ---------
DEFERRED
  Federal...............................................................         16          1       (101)
  State.................................................................        (15)        (1)       (48)
                                                                          ---------  ---------  ---------
                                                                                  1                  (149)
                                                                          ---------  ---------  ---------
                                                                          $     272  $     202  $     120
                                                                          ---------  ---------  ---------

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

    Income before taxes included $79 million, $86 million, and $22 million that has also been subject to income taxes of foreign jurisdictions for 1998, 1997 and 1996, respectively.

    The income tax provision (benefit) differs from that computed by using the statutory federal income tax rate for the reasons shown below:

                                                                          TWELVE MONTHS ENDED NOVEMBER 30
                                                                          -------------------------------
                                                                            1998       1997       1996
                                                                          ---------  ---------  ---------
                                                                                   (IN MILLIONS)
Federal income taxes at statutory rate..................................  $     296  $     208  $     108
State and local taxes...................................................         47         42         24
Tax-exempt income                                                               (70)       (45)       (24)
Amortization of goodwill................................................          3          3          3
Other, net..............................................................         (4)        (6)         9
                                                                          ---------  ---------  ---------
                                                                          $     272  $     202  $     120
                                                                          ---------  ---------  ---------

    Deferred income taxes are provided for the differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. These temporary differences will result in future income or deductions for income tax purposes and are measured using the enacted tax rates that will be in effect when such items are expected to reverse. The Company provides for deferred income taxes on undistributed earnings of foreign subsidiaries.

    At November 30, 1998 and 1997 the deferred tax assets and liabilities consisted of the following:

                                                                                       NOVEMBER 30
                                                                                  ----------------------
                                                                                    1998        1997
                                                                                  ---------     -----
                                                                                      (IN MILLIONS)
Deferred tax assets
Reserves not currently deductible...............................................              $      27
Unrealized trading and investment activity......................................  $      98          38
Other...........................................................................         11           3
                                                                                  ---------         ---
                                                                                        109          68
Less: Valuation allowance.......................................................                     27
                                                                                  ---------         ---
    Total deferred tax assets net of valuation allowance........................  $     109   $      41
Deferred tax liabilities........................................................         (2)         (2)
                                                                                  ---------         ---
Net deferred tax assets.........................................................  $     107   $      39
                                                                                  ---------         ---

    The net deferred tax assets are included in Other assets in the accompanying Consolidated Statement of Financial Condition. At November 30, 1998, there was no valuation allowance recorded against deferred tax assets, compared to $27 million at November 30, 1997. The Company's Consolidated Statement of Income includes a $10 million net benefit from the reversal of a portion of this valuation allowance; the remaining decrease in the valuation allowance is associated with a corresponding decrease in the Company's net deferred tax assets.

    For tax return purposes, the Company has approximately $25 million of NOL carryforwards, substantially all of which are attributable to the 1988 acquisition of E.F. Hutton Group, Inc., (now known as LB I Group Inc.). For book purposes, the NOL carryforward has been transferred to Holdings in accordance

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
with the tax sharing agreement. Substantially all of the NOLs are scheduled to expire in the years 1999 through 2009.

    In accordance with the tax sharing agreement with Holdings, LBI reimbursed Holdings for $72 million of reversals of net deferred tax assets in 1998 and was reimbursed for $36 million of net deferred tax assets in 1997.

NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS

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

    In the normal course of business, the Company enters into derivative transactions both in a trading capacity and as an end user. Acting in a trading capacity, the Company enters into derivative transactions to satisfy the needs of its clients and to manage the Company's own exposure to market and credit risk resulting from its trading activities (collectively, "Trading-Related Derivative Activities"). As an end user, the Company primarily enters into interest rate swap and option contracts to adjust the interest rate nature of its funding sources from fixed to floating rates and vice versa, and to change the index upon which floating interest rates are based (e.g., Prime to LIBOR) (collectively, "End User Derivative Activities").

    There is an extensive volume of derivative products available in the marketplace, which can vary from a simple forward foreign exchange contract to a complex derivative instrument with multiple risk characteristics involving the aggregation of the risk characteristics of a number of derivative product types including swap products, options and forwards. Listed below are examples of various derivative product types along with a brief discussion of the performance mechanics of certain specific derivative instruments.

SWAP PRODUCTS

    Interest rate swap products include interest rate and currency swaps, leveraged swaps, swap options, and other interest rate option products including caps, collars, and floors. An interest rate swap is a negotiated OTC contract in which two parties agree to exchange periodic interest payments for a defined period, calculated based upon a predetermined notional amount. Interest payments are usually exchanged on a net basis throughout the duration of the swap contract. A currency swap is an OTC agreement to exchange a fixed amount of one currency for a specified amount of a second currency at the outset and completion of the swap term. Leveraged swaps involve the multiplication of the interest rate factor upon which the interest payment streams are based (e.g., Party A pays 3 times the six month LIBOR). Caps are contractual commitments that require the writer to pay the purchaser the amount by which an interest reference rate exceeds a defined contractual rate, if any, at specified times during the contract. Conversely, a floor is a contractual commitment that requires the writer to pay the amount by which a defined contractual rate exceeds an interest reference rate at specified times over the life of the contract, if any. Equity swaps are contractual agreements whereby one party agrees to receive the appreciation (or depreciation) value over a strike price on an equity investment in return for paying another rate, which is usually based upon equity index movements or interest rates. Commodity swaps are contractual commitments to exchange the fixed price of a commodity for a floating price (which is usually the prevailing spot price) throughout the swap term.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

OPTIONS

    Option contracts provide the option purchaser (holder) with the right but not the obligation to buy or sell a financial instrument, commodity or currency at a predetermined exercise price (strike price) during a defined period (American Option) or at a specified date (European Option). The option purchaser pays a premium to the option seller (writer) for the right to exercise the option. The option seller is obligated to buy (put) or sell (call) the item underlying the contract at a set price, if the option purchaser chooses to exercise. Option contracts also exist for various indices and are similar to options on a security or other instrument except that, rather than settling physical with delivery of the underlying instrument, they are cash settled. As a purchaser of an option contract, the Company is subject to credit risk, since the counterparty is obligated to make payments under the terms of the option contract, if the Company exercises the option. As the writer of an option contract, the Company is not subject to credit risk but is subject to market risk, since the Company is obligated to make payments under the terms of the option contract if exercised.

    Option contracts may be exchange-traded or OTC. Exchange-traded options are the obligations of the exchange and generally have standardized terms and performance mechanics. In contrast, all of the terms of an OTC option including the method of settlement, term, strike price, premium and security are determined by negotiation of the parties.

FUTURES AND FORWARDS

    Futures contracts are exchange-traded contractual commitments to either receive (purchase) or deliver (sell) a standard amount or value of a financial instrument or commodity at a specified future date and price. Maintaining a futures contract requires the Company to deposit with the exchange an amount of cash or other specified assets as security for its obligation. Additionally, futures exchanges generally require the daily cash settlement of unrealized gains/losses on open contracts with the futures exchange. Therefore, futures contracts provide a reduced funding alternative to purchasing the underlying cash position in the marketplace. Futures contracts may be settled by physical delivery of the underlying asset or cash settlement (for index futures) on the settlement date or by entering into an offsetting futures contract with the futures exchange prior to the settlement date.

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

    Derivatives are generally based upon notional amounts. Notional amounts are not recorded on-balance sheet, but rather are utilized solely as a basis for determining future cash flows to be

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
exchanged. Therefore, notional amounts provide a measure of the Company's involvement with such instruments, but are not indicative of actual or potential risk.

    The following table reflects the notional/contract amounts of the Company's Trading-Related Derivative Activities:

TRADING-RELATED DERIVATIVE FINANCIAL INSTRUMENTS

                                                                            NOTIONAL/CONTRACT AMOUNTS       1998
                                                                            --------------------------    WEIGHTED-
                                                                            NOVEMBER 30   NOVEMBER 30      AVERAGE
                                                                                1998          1997        MATURITY
                                                                            ------------  ------------  -------------
                                                                                          (IN MILLIONS)
Interest rate and currency swaps and options
  (including caps, collars and floors)....................................   $1,635,636    $  990,893          4.83
Foreign exchange forward and future contracts and options.................      194,652       197,093           .24
Other fixed income securities contracts (including futures contracts and
  options, mortgage-backed securities forward contracts and options)......      305,096       330,081           .70
Equity contracts (including equity swaps, futures, warrants and
  options)................................................................        3,922         5,710          1.08
Commodity contracts (including swaps, futures, forwards and options)......                        565
                                                                            ------------  ------------          ---
TOTAL.....................................................................   $2,139,306    $1,524,342          3.82
                                                                            ------------  ------------          ---

    Of the total notional amounts at November 30, 1998 and 1997, approximately $1,961 billion and $1,324 billion are over-the-counter and $178 billion and $200 billion are exchange-traded, respectively. The total weighted-average maturity at November 30, 1998, for over-the-counter and exchange-traded contracts was
4.07 years and 1.08 years, respectively. Approximately $868 billion of the notional/contract amount of the Company's Trading-Related Derivative Activities mature within the year ended November 30, 1999, of which approximately 29% have maturities of less than one month.

    The Company records its Trading-Related Derivative Activities on a mark-to-market basis with realized and unrealized gains and losses recognized currently in Principal transactions in the Consolidated Statement of Income. Unrealized gains and losses on derivative contracts are recorded on a net basis in the Consolidated Statement of Financial Condition for those transactions with counterparties executed under a legally enforceable master netting agreement and are netted across products when such provisions are stated in the master netting agreement. The Company offers equity, fixed income and foreign exchange products to its customers. Because of the integrated nature of the market for such products, each product area trades cash instruments as well as related derivative products.

    Principal transactions and net interest revenues related to the Company's fixed income business (which includes foreign exchange) were $1,045 million for 1998, $1,030 million for 1997 and $1,236 million for 1996. Principal transactions and net interest revenues related to the Company's equity business were $106 million for 1998, $186 million for 1997 and $51 million for 1996.

    Listed in the following table is the fair value of the Company's Trading-Related Derivative Activities as of November 30, 1998 and 1997 as well as the average fair value of these instruments. Average fair values of these instruments were calculated based upon month-end statement of financial condition values, which the Company believes do not vary significantly from the average fair value calculated on a more

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
frequent basis. Variances between average fair values and period-end values are due to changes in the volume of activities in these instruments and changes in the valuation of these instruments due to variations in market and credit conditions.

FAIR VALUE OF TRADING-RELATED DERIVATIVE FINANCIAL INSTRUMENTS

                                                                                    AVERAGE FAIR VALUE*
                                                                                    TWELVE MONTHS ENDED
                                                                FAIR VALUE*
                                                             NOVEMBER 30, 1998       NOVEMBER 30, 1998
                                                           ----------------------  ----------------------
                                                            ASSETS    LIABILITIES   ASSETS    LIABILITIES
                                                           ---------  -----------  ---------  -----------
                                                                           (IN MILLIONS)
Interest rate and currency swaps and options (including
  caps, collars and floors)..............................  $   4,491   $   2,371   $   4,298   $   2,283
Foreign exchange forward contracts and options...........        476         752         652         593
Options on other fixed income securities, mortgage-backed
  securities forward contracts and options...............        217         211         281         256
Equity contracts (including equity swaps, warrants and
  options)...............................................        385         473         188         246
Commodity contracts (including swaps, forwards, and
  options)...............................................         11           9          24           7
                                                           ---------  -----------  ---------  -----------
TOTAL....................................................  $   5,580   $   3,816   $   5,443   $   3,385
                                                           ---------  -----------  ---------  -----------

                                                                                    AVERAGE FAIR VALUE*
                                                                                    TWELVE MONTHS ENDED
                                                                FAIR VALUE*
                                                             NOVEMBER 30, 1997       NOVEMBER 30, 1997
                                                           ----------------------  ----------------------
                                                            ASSETS    LIABILITIES   ASSETS    LIABILITIES
                                                           ---------  -----------  ---------  -----------
                                                                           (IN MILLIONS)
Interest rate and currency swaps and options (including
  caps, collars and floors)..............................  $   4,123   $   2,344   $   4,227   $   2,295
Foreign exchange forward contracts and options...........      1,066       1,072         847       1,120
Options on other fixed income securities, mortgage-backed
  securities forward contracts and options...............        200         200         244         221
Equity contracts (including equity swaps, warrants and
  options)...............................................         87          63         102          50
Commodity contracts (including swaps, forwards, and
  options)...............................................         52           6          34          19
                                                           ---------  -----------  ---------  -----------
TOTAL....................................................  $   5,528   $   3,685   $   5,454   $   3,705
                                                           ---------  -----------  ---------  -----------

------------------------

* Amounts represent carrying value (exclusive of non-cash collateral) and do not include receivables or payables related to exchange-traded futures contracts.

    Assets included in the table above represent the Company's unrealized gains, net of unrealized losses for situations in which the Company has a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties. Therefore, the fair value of assets/liabilities related to derivative contracts at November 30, 1998 represents the Company's net receivable/payable for derivative financial instruments before consideration of collateral. Included within the $5,580 million fair value of assets at November 30, 1998 was $5,333 million related to swaps and other OTC contracts and $247 million related to exchange-traded option and warrant contracts. Included within the $5,528 million fair value of assets at November 30, 1997 was $5,444 million related to swaps and other OTC contracts and $84 million related to exchange-traded option and warrant contracts.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

    The primary difference in risks related to OTC and exchange-traded contracts is credit risk. OTC contracts contain credit risk for unrealized gains from various counterparties for the duration of the contract, net of collateral.

    With respect to OTC contracts, including swaps, the Company views its third party net credit exposure to be $3,824 million at November 30, 1998, representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of amounts due from affiliates of $936 million and collateral of $573 million.

    Counterparties to the Company's OTC derivative products are primarily financial intermediaries (U.S. and foreign banks), securities firms, corporations, governments and their agencies, finance companies, insurance companies, investment companies and pension funds. Collateral held related to OTC contracts generally includes cash and U.S. government and federal agency securities. Presented below is an analysis of the Company's third party net credit exposure at November 30, 1998 for OTC contracts based upon actual ratings made by external rating agencies or by equivalent ratings established and utilized by the Company's Corporate Credit Department.

   COUNTERPARTY
    RISK RATING                           S&P/MOODY'S
     EXPOSURE                              EQUIVALENT                         NET CREDIT
-------------------  ------------------------------------------------------  -------------
             1                              AAA/Aaa                                  23%
             2                         AA-/Aa3 or higher                             23%
             3                          A-/A3 or higher                              36%
             4                        BBB-/Baa3 or higher                            12%
             5                         BB-/Ba3 or higher                              4%
             6                           B+/B1 or lower                               2%

    The Company is also subject to credit risk related to its exchange-traded derivative contracts. Exchange-traded contracts, including futures and certain options, are transacted directly on the exchange. To protect against the potential for a default, all exchange clearinghouses impose net capital requirements for their membership. Additionally, the exchange clearinghouse requires counterparties to futures contracts to post margin upon the origination of the contract and for any changes in the market value of the contract on a daily basis (certain foreign exchanges provide for settlement within three days). Therefore, the potential for losses from exchange-traded products is limited.

END USER DERIVATIVE ACTIVITIES

    The Company utilizes interest rate swap agreements as an end user to modify the interest rate characteristics of its long-term debt portfolio. The Company actively manages the interest rate exposure on its long-term debt portfolio to more closely match the terms of its debt portfolio to the assets being funded and to minimize interest rate risk. At November 30, 1998 and 1997, the notional amounts of the Company's end user activities related to its long-term debt obligations were approximately $2.9 billion and $2.8 billion, respectively. (For a further discussion of the Company's long-term debt-related end user derivative activities see Note 4.)

    The Company also utilizes derivative products as an end user to modify its interest rate exposure associated with its secured financing activities, including securities purchased under agreements to resell, securities borrowed, securities sold under agreements to repurchase and securities loaned. At November 30, 1998 and 1997, the Company had $127 billion of such secured financing activities. As with the Company's long-term debt, its secured financing activities expose the Company to interest rate risk. The

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

Company, as an end user, manages the interest rate risk related to these activities by utilizing derivative financial instruments, including interest rate swaps and purchased options. The Company designates certain specific derivative transactions against specific assets and liabilities with matching maturities. In addition, the Company manages the interest rate risk of anticipated secured financing transactions with derivative products. The Company actively monitors the level of anticipated secured financing transactions to ensure there is a high degree of certainty that such secured financing transactions will be executed at levels at least equal to the designated derivative product transactions. At November 30, 1998 and 1997, the Company, as an end user, utilized derivative financial instruments with an aggregate notional amount of $73.4 billion and $38.7 billion, respectively, to modify the interest rate characteristics of its secured financing activities. The total notional amount of these agreements had a weighted-average maturity of 1.0 years and 0.5 years as of November 30, 1998 and 1997, respectively.

    The Company terminated certain swaps designated as hedges of the Company's secured financing activities. At November 30, 1998 and 1997, a loss of approximately $2.8 million and $12.0 million, respectively, from these terminated contracts was deferred and will be amortized to interest expense over the original period of the hedge. On an overall basis, the Company's secured financing end user derivative activities increased (decreased) net revenues by approximately $4 million, $(10) million and $16 million for 1998, 1997 and 1996, respectively.

NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

    Assets and liabilities, which are recorded at contractual amounts that approximate market or fair value, include cash and cash equivalents, cash and securities segregated and on deposit for regulatory and other purposes, receivables, certain other assets, commercial paper and short-term debt, and payables. The market value of such items are not materially sensitive to shifts in market interest rates because of the limited term to maturity of these instruments and their variable interest rates.

    Financial instruments which are recorded at amounts that do not necessarily approximate market or fair value include long-term debt, certain secured financing activities and the related financial instruments utilized by the Company as an end user to manage the interest rate risk of these exposures. The Company's long-term debt is recorded at contractual or historical amounts. The following table provides a summary of the fair value of the Company's long-term debt and related end user derivative activities. The fair value of the Company's long-term debt was estimated using either quoted market prices or discounted cash flow analyses based on the Company's current borrowing rates for similar types of borrowing arrangements. The unrecognized net gain (loss) related to the Company's end user derivative activities reflects the

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
estimated amounts the Company would receive (pay) if the derivative financial instruments were terminated based on market rates at November 30, 1998 and 1997, respectively.

                                                                                                     NOVEMBER 30
                                                                                                 --------------------
                                                                                                   1998       1997
                                                                                                 ---------  ---------

                                                                                                    (IN MILLIONS)
Carrying value of long-term debt...............................................................  $   4,279  $   4,542
Fair value of long-term debt...................................................................      4,381      4,673
                                                                                                 ---------  ---------
Unrecognized net gain (loss) on long-term debt.................................................  $    (102) $    (131)
                                                                                                 ---------  ---------
Unrecognized net gain (loss) on long-term debt end user activities.............................  $     155  $      46
                                                                                                 ---------  ---------

    The Company carries its secured financing activities, including securities purchased under agreements to resell, securities borrowed, securities sold under agreements to repurchase, and securities loaned, at their original contract amount plus accrued interest. The majority of such financing activities are short term in nature which approximates fair value. At November 30, 1998 and 1997, the Company had $127 billion of such secured financing activities. As with the Company's long-term debt, its secured financing activities expose the Company to interest rate risk.

    At November 30, 1998 and 1997, the Company, as an end user, utilized derivative financial instruments with an aggregate notional amount of $73.4 billion and $38.7 billion, respectively, to modify the interest rate characteristics of its secured financing activities. The unrecognized net losses related to these derivative financial instruments were $110 million and $6 million at November 30, 1998 and 1997, respectively, which were substantially offset by unrecognized net gains on the Company's secured financing activities. Additionally, at November 30, 1998 the Company had approximately $84 million of unrecognized losses related to approximately $4.4 billion of long-term fixed rate repurchase agreements.

NOTE 11. OTHER COMMITMENTS AND CONTINGENCIES

    As of November 30, 1998 and 1997, the Company was contingently liable for $1.7 billion and $3.2 billion, respectively, of letters of credit, primarily used to provide collateral for securities and commodities borrowed and to satisfy margin deposits at option and commodity exchanges, and other guarantees.

    As of November 30, 1998 and 1997, in connection with its financing activities, the Company had outstanding commitments under certain lending arrangements of approximately $3.0 billion and $1.9 billion, respectively. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness.

    As of November 30, 1998, the Company had pledged securities, primarily fixed income, having a market value of approximately $6.5 billion, as collateral for securities borrowed having a market value of approximately $6.3 billion.

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

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

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

    The Company, through its high yield sales and trading activities, makes commitments to extend credit in loan syndication transactions principally to below investment grade borrowers and then participates a significant portion of these commitments. These commitments, net of syndications and participations, totaled $1.5 billion and $1.6 billion at November 30, 1998 and 1997, respectively and are typically secured against the borrower's assets and have fixed maturity dates. The draw down of these facilities is generally contingent upon certain representations, warranties and contractual conditions of the borrower. Total commitments may not be indicative of actual risk or funding requirements as the commitments may not be drawn or fully utilized and the Company intends to continue syndicating, selling, and/or participating in these commitments.

    The Company also had lending commitments to high-grade borrowers of $610 million and $140 million at November 30, 1998 and 1997, respectively. These commitments also are typically secured against the borrower's assets, have fixed maturity dates, and are generally contingent upon certain representations, warranties and contractual conditions of the borrower.

    At November 30, 1998 and 1997, the Company had commitments to invest up to $238 million and $325 million in partnerships, respectively, which in turn will make direct merchant banking related investments. These commitments will be funded as required through the end of the respective partnerships' investment periods, principally expiring in 2004.

    In addition to these specific commitments, the Company had various other commitments of approximately $305 million at November 30, 1998.

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

    A substantial portion of the Company's securities and commodities transactions is collateralized and is executed with, and on behalf of, commercial banks and other institutional investors, including other

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
brokers and dealers. The Company's exposure to credit risk associated with the non-performance of these customers and counterparties in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile or illiquid trading markets, which may impair the ability of customers and counterparties to satisfy their obligations to the Company.

    Securities and other financial instruments owned by the Company include U.S. government and agency securities, and securities issued by non-U.S. governments which, in the aggregate, represented 13% of the Company's total assets at November 30, 1998. In addition, primarily all of the collateral held by the Company for resale agreements or securities borrowed, which together represented 52% of total assets at November 30, 1998, consisted of securities issued by the U.S. government, federal agencies or non-U.S. governments. The Company's most significant industry concentration is financial institutions, which include other brokers and dealers, commercial banks and institutional clients. This concentration arises in the normal course of the Company's business.

LEASE COMMITMENTS

    The Company leases office space and equipment throughout the world and is a party to a ground lease with the Battery Park City Authority covering its headquarters at 3 World Financial Center which extends through 2069. Total rent expense for 1998, 1997 and 1996 was $12 million, $15 million and $21 million, respectively. Certain leases on office space contain escalation clauses providing for additional rentals based upon maintenance, utility and tax increases.

    Minimum future rental commitments under non-cancellable operating leases (net of subleases of $45 million) are as follows (in millions):

Fiscal 1999..........................................................  $      15
Fiscal 2000..........................................................         14
Fiscal 2001..........................................................         13
Fiscal 2002..........................................................         13
Fiscal 2003..........................................................          9
December 1, 2003 and thereafter......................................        183
                                                                       ---------
                                                                       $     247
                                                                       ---------

NOTE 12. RELATED PARTY TRANSACTIONS

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

    Holdings has allocated to the Company the cost of certain employees and space in the World Financial Center and 101 Hudson Street, Jersey City, New Jersey. In addition, the Company charges other affiliates of Holdings for services it provides. These reimbursements, a portion of which are variable in nature, are classified in the Consolidated Statement of Income as a reduction of Management fees or Compensation and benefits as appropriate.

    In addition, Holdings and subsidiaries of Holdings raise money through short-and long-term funding in the capital markets, which is used to fund the operations of certain of the Company's wholly owned subsidiaries. Advances from Holdings and other affiliates were $21,560 million and $14,777 million at November 30, 1998 and 1997, respectively.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

    In connection therewith, advances from Holdings aggregating approximately $18.3 billion and $12.3 billion at November 30, 1998 and 1997, respectively, are generally payable on demand. The average interest rate charged on these advances is primarily based on Holdings' average daily cost of funds, which was 5.8% for the twelve months ended November 30, 1998 and 1997. In addition, the Company had borrowings from Holdings and subsidiaries of Holdings comprised of approximately $957 million and $1,414 million in subordinated indebtedness at November 30, 1998 and 1997, respectively. Total net interest charges incurred during the twelve months ended November 30, 1998, 1997 and 1996 from Holdings amounted to $996 million, $565 million and $492 million, respectively. In addition, the Company has advances from other subsidiaries of Holdings aggregating approximately $3.2 billion and $2.5 billion, at November 30, 1998 and 1997, respectively, with various repayment terms. The Company had notes and other receivables due from Holdings and subsidiaries of Holdings aggregating approximately $4.3 billion and $3.0 billion at November 30, 1998 and 1997, respectively, with various interest rates and repayment terms.

    At November 30, 1998, the Company has $18.0 billion of securities purchased under agreements to resell and $9.4 billion of securities sold under agreements to repurchase with Holdings and subsidiaries of Holdings.

    The Company believes that amounts arising through related party transactions, including those allocated expenses referred to above, are reasonable and approximate the amounts that would have been recorded if the Company operated as an unaffiliated entity.

    During 1998, the Company paid $65 million to Holdings, $4 million as a return of capital and $61 million as dividends. In 1997 the Company paid $75 million to Holdings as a return of capital.

NOTE 13. 1996 SEVERANCE CHARGE

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

NOTE 14. QUARTERLY INFORMATION (UNAUDITED)

    The following information represents the Company's unaudited quarterly results of operations for 1997 and 1996. Certain amounts reflect reclassifications to conform to the current period's presentation. These quarterly results reflect all normal recurring adjustments which are, in the opinion of management,

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
necessary for a fair presentation of the results. Revenues and earnings of the Company can vary significantly from quarter to quarter due to the nature of the Company's business activities.

                                                           1998                                        1997
                                        ------------------------------------------  ------------------------------------------
                                         NOV. 30    AUG. 31    MAY 31     FEB. 28    NOV. 30    AUG. 31    MAY 31     FEB. 28
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                            (IN MILLIONS)
Total revenues........................  $   3,930  $   4,766  $   4,791  $   4,102  $   4,043  $   3,927  $   3,405  $   3,440
Interest expense......................      3,663      3,928      3,783      3,356      3,319      3,228      2,850      2,819
Net revenues..........................        267        838      1,008        746        724        699        555        621
Non-interest expenses
  Compensation and benefits...........        194        375        512        364        278        391        259        360
  Other expenses......................         56        165        166        180        119        197        210        192
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Total non-interest expenses...........        250        540        678        544        397        588        469        552
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income (loss) before taxes............         17        298        330        202        327        111         86         69
Provision for (benefit from) income
  taxes...............................        (40)       106        130         76        126         27         27         22
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income (loss).....................  $      57  $     192  $     200  $     126  $     201  $      84  $      59  $      47
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------