Form 10-Q
period 1999-02-28
LEHMAN BROTHERS INC//
filed 1999-04-14
CIK 728586

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ]             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1999

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

As of March 31, 1999, 1,006 shares of the Registrant's Common Stock, par value $.10 per share, were outstanding.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES

                                    FORM 10-Q

                     FOR THE QUARTER ENDED FEBRUARY 28, 1999

                                      INDEX


Part I.      FINANCIAL INFORMATION                                       Page
                                                                        Number

  Item 1.   Financial Statements - (unaudited)

                 Consolidated Statement of Income -
                   Three Months Ended
                   February 28, 1999 and 1998 ..........................  3


                 Consolidated Statement of Financial Condition -
                   February 28, 1999 and November 30, 1998 .............  4

                 Consolidated Statement of Cash Flows -
                  Three Months Ended
                   February 28, 1999 and 1998...........................  6


                 Notes to Consolidated Financial Statements.............  8

  Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations............. 14

Part II.     OTHER INFORMATION

  Item 1.   Legal Proceedings     ...................................... 32

  Item 6.   Exhibits and Reports on Form 8-K          .................. 32

Signatures.............................................................. 33

EXHIBIT INDEX       .................................................... 34

Exhibits

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                        CONSOLIDATED STATEMENT of INCOME
                                   (Unaudited)
                      (In millions, except per share data)


                                                     Three months ended
                                            ------------------------------------
                                              February 28         February 28
                                                 1999                1998
                                            ----------------    ----------------

 Revenues
      Principal transactions                      $  334             $  282
      Investment banking                             263                259
      Commissions                                    111                 95
      Interest and dividends                       3,235              3,460
      Other                                            6                  6
                                            ----------------    ----------------
          Total revenues                           3,949              4,102
 Interest expense                                  3,176              3,356
                                            ----------------    ----------------
          Net revenues                               773                746
                                            ----------------    ----------------
 Non-interest expenses
      Compensation and benefits                      376                364
      Technology and communications                   42                 44
      Brokerage and clearance                         50                 44
      Occupancy                                       11                 13
      Business development                            19                 19
      Professional fees                                9                 15
      Management fees                                 32                 32
      Other                                           10                 13
                                            ----------------    ----------------
          Total non-interest expenses                549                544
                                            ----------------    ----------------
 Income before taxes                                 224                202
      Provision for income taxes                      67                 76
                                            ================    ================
 Net income                                       $  157             $  126
                                            ================    ================



                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENT of FINANCIAL CONDITION
                                   (Unaudited)
                                  (In millions)


                                                                                   February 28            November 30
                                                                                      1999                   1998
                                                                                ------------------     ------------------
ASSETS
Cash and cash equivalents                                                           $    579                 $   460

Cash and securities segregated and on deposit for regulatory
and other purposes                                                                     1,083                     909

Securities and other financial instruments owned:
     Governments and agencies                                                         20,728                  15,931
     Mortgages and mortgage-backed                                                    10,424                  10,524
     Corporate equities                                                                7,836                   5,694
     Corporate debt and other                                                          4,978                   6,824
     Derivatives and other contractual agreements                                      5,203                   5,580
     Certificates of deposit and other money market instruments                        3,061                   1,392
                                                                                ------------------     ------------------
                                                                                      52,230                  45,945
                                                                                ------------------     ------------------

Collateralized short-term agreements:
     Securities purchased under agreements to resell                                  58,083                  47,913
     Securities borrowed                                                              13,039                  14,760

Receivables:
     Broker, dealers and clearing organizations                                        1,966                   2,154
     Customers                                                                         2,879                   3,148
     Others                                                                            6,475                   4,859

Property, equipment and leasehold improvements (net of
     accumulated depreciation and amortization of $566 in 1999
     and $559 in 1998)
                                                                                         272                     272

Other assets                                                                             281                     261

Excess of cost over fair value of net assets acquired (net of accumulated
amortization of $110 in 1999 and $108 in 1998)                                           150                     152
                                                                                ------------------     ------------------
     Total Assets                                                                   $137,037                $120,833
                                                                                ==================     ==================



                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
            CONSOLIDATED STATEMENT of FINANCIAL CONDITION (Continued)
                                   (Unaudited)
                        (In millions, except share data)


                                                                                           February 28           November 30
                                                                                              1999                   1998
                                                                                        ------------------    -------------------
LIABILITIES AND STOCKHOLDER'S EQUITY
Commercial paper and short-term debt                                                     $      805             $      616
Securities and other financial instruments sold but not yet purchased:
     Governments and agencies                                                                10,148                 12,028
     Corporate equities                                                                       2,535                  1,428
     Derivatives and other contractual agreements                                             3,511                  3,816
     Corporate debt and other                                                                 1,122                  1,761
                                                                                        ------------------    -------------------
                                                                                             17,316                 19,033
                                                                                        ------------------    -------------------
Collateralized short-term financings:
     Securities sold under agreements to repurchase                                          76,222                 58,905
     Securities loaned                                                                       10,348                  5,474
Advances from Holdings and other affiliates                                                  15,681                 21,560
Payables:
     Broker, dealers and clearing organizations                                               3,682                  2,230
     Customers                                                                                4,620                  4,540
Accrued liabilities and other payables                                                        1,407                  1,668
Long-term debt:
     Senior notes                                                                               172                    168
     Subordinated indebtedness                                                                4,099                  4,111
                                                                                        ------------------    -------------------
         Total liabilities                                                                  134,352                118,305
                                                                                        ------------------    -------------------
Commitments and contingencies


STOCKHOLDER'S EQUITY
Preferred stock,  $0.10 par value;  10,000 shares  authorized;  none outstanding
Common stock, $0.10 par value; 10,000 shares authorized; 1,006 shares issued and outstanding
Additional paid-in capital                                                                    1,759                  1,759
Accumulated other comprehensive income                                                            3                      3
Retained earnings                                                                               923                    766
                                                                                        ------------------    ------------------
         Total stockholder's equity                                                           2,685                  2,528
                                                                                        ==================    ===================
         Total liabilities and stockholder's equity                                        $137,037               $120,833
                                                                                        ==================    ===================



                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT of CASH FLOWS
                                   (Unaudited)
                                  (In millions)


                                                                                            Three months ended
                                                                                   --------------------------------------
                                                                                     February 28           February 28
                                                                                         1999                 1998
                                                                                   -----------------     ----------------

CASH FLOWS FROM OPERATING ACTIVITES
Net income                                                                            $    157              $    126
Adjustments to reconcile net income to net cash used in
      operating activities:
     Depreciation and amortization                                                          14                    13
     Provisions for losses and other reserves                                                7                    13
     Other adjustments                                                                      (7)                    8
Net change in:
     Cash and securities segregated                                                       (174)                    6
     Securities and other financial instruments owned                                   (6,285)               (6,409)
     Securities borrowed                                                                 1,721                (3,938)
     Receivables from brokers, dealers and clearing organizations                          188                   767
     Receivables from customers                                                            269                   547
     Securities and other financial instruments sold but not yet
      purchased                                                                         (1,717)                3,095
     Securities loaned                                                                   4,874                 1,992
     Payables to brokers, dealers and clearing organizations                             1,452                 1,555
     Payables to customers                                                                  80                   155
     Accrued liabilities and other payables                                               (268)                 (388)
     Other operating assets and liabilities, net                                        (1,643)               (1,030)
                                                                                   -----------------     ----------------

         Net cash used in operating activities                                         $(1,332)              $(3,488)
                                                                                   -----------------     ----------------






                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                CONSOLIDATED STATEMENT of CASH FLOWS (Continued)
                                   (Unaudited)
                                  (In millions)


                                                                                            Three months ended
                                                                                   -------------------------------------
                                                                                     February 28          February 28
                                                                                        1999                 1998
                                                                                   ----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITES
Principal payments of senior notes                                                                              (79)
Proceeds from issuance of subordinated indebtedness                                                             300
Principal payments of subordinated indebtedness                                                                (300)
Net proceeds from commercial paper and short-term debt                                     189                  670
Resale agreements net of repurchase agreements                                           7,147                 (669)
Increase in advances from Holdings and other affiliates                                 (5,879)               3,604
                                                                                   ----------------     ----------------
       Net cash provided by financing activities                                         1,457                3,526
                                                                                   ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold improvements                                 (6)                  (4)
                                                                                   ----------------     ----------------
       Net cash used in investing activities                                                (6)                  (4)
                                                                                   ----------------     ----------------
       Net change in cash and cash equivalents                                             119                   34
                                                                                   ----------------     ----------------
Cash and cash equivalents, beginning of period                                             460                  220
                                                                                   ================     ================
       Cash and cash equivalents, end of period                                          $ 579               $  254
                                                                                   ================     ================



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)

Interest paid totaled $4,035 and $3,372 for the three months ended February 28, 1999 and 1998, respectively. Income taxes paid totaled $4 and $139 for the three months ended February 28, 1999 and 1998, respectively.





                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation:

The consolidated financial statements include the accounts of Lehman Brothers Inc., a registered broker-dealer ("LBI") and subsidiaries (collectively, the "Company"). LBI is a wholly-owned subsidiary of Lehman Brothers Holdings Inc. ("Holdings"). LBI is one of the leading global investment banks serving institutional, corporate, government and high-net- worth individual clients and customers. The Company's worldwide headquarters in New York are complemented by offices in additional locations in North America, Europe, the Middle East, Latin America and the Asia Pacific Region. The Company is engaged in providing financial services. All material intercompany accounts and transactions have been eliminated in consolidation. The Company's financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") with respect to the Form 10-Q and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these consolidated financial statements be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the twelve months ended November 30, 1998 (the "Form 10-K"). The Consolidated Statement of Financial Condition at November 30, 1998 was derived from the audited financial statements.

The nature of the Company's business is such that the results of any interim period may vary significantly from quarter to quarter and may not be indicative of the results to be expected for the fiscal year. Certain prior period amounts reflect reclassifications to conform to the current period's presentation.

2.       Long-Term Debt:

During the three months ended February 28, 1999, there were no long-term debt issuances or maturities.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS



3.       Capital Requirements:

As a registered broker-dealer, LBI is subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At February 28, 1999, LBI's regulatory net capital, as defined, of $1,408 million exceeded the minimum requirement by $1,314 million.

The Company's "AAA" rated derivatives subsidiaries, Lehman Brothers Financial Products Inc. ("LBFP") and Lehman Brothers Derivative Products Inc. ("LBDP"), have established certain capital and operating restrictions which are reviewed by various rating agencies. At February 28, 1999, LBFP and LBDP each had capital which exceeded the requirement of the most stringent rating agency by approximately $167 million and $33 million, respectively.

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

Derivative transactions entered into for Trading-Related Derivative Activities are recorded at market or fair value with realized and unrealized gains and losses recognized currently in Principal transactions in the Consolidated Statement of Income. Market or fair value for trading-related instruments is generally determined by either quoted market prices (for exchange-traded futures and options) or pricing models (for over-the-counter swaps, forwards and options). Pricing models utilize a series of market inputs to determine the present value of future cash flows, with adjustments, as required for credit risk and liquidity risk. Further valuation adjustments may be recorded, as deemed appropriate for new or complex products or for positions with significant concentrations. These adjustments are integral components of the mark-to-market process. Credit-related valuation adjustments incorporate business and economic conditions, historical experience, concentrations, estimates of expected losses and the character, quality and performance of credit sensitive financial instruments.

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

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS



volume of activities in these instruments and changes in the valuation of these instruments due to variations in market and credit conditions.



                                                                                                  Average Fair Value*
                                                                   Fair Value*                    Three Months Ended
                                                                February 28, 1999                  February 28, 1999
                                                         --------------------------------- ----------------------------------
(in millions)                                               Assets          Liabilities       Assets           Liabilities
-------------------------------------------------------- -------------- -- --------------- -------------- --- ---------------
Interest rate and currency swaps and options
(including caps, collars and floors)                          $3,657             $2,108         $4,160             $2,375
Foreign exchange forward contracts and
  options                                                        648                538            951                750
Options on other fixed income securities,
  mortgage-backed securities forward
  contracts and options                                          549                475            288                264
Equity contracts (including equity swaps,
  warrants and options)                                          342                390            260                284
Commodity contracts (including swaps,
  forwards and options)                                            7                                10
                                                         -------------- -- --------------- -------------- --- ---------------
         Total                                                $5,203             $3,511         $5,669             $3,673
                                                         -------------- -- --------------- -------------- --- ---------------



                                                                                                 Average Fair Value*
                                                                   Fair Value*                   Twelve Months Ended
                                                                November 30, 1998                 November 30, 1998
                                                         --------------------------------- ---------------------------------
(in millions)                                               Assets          Liabilities       Assets          Liabilities
-------------------------------------------------------- -------------- -- --------------- -------------- -- ---------------
Interest rate and currency swaps and options
(including caps, collars and floors)                          $4,491             $2,371         $4,298            $2,283
Foreign exchange forward contracts and
 options                                                         476                752            652               593
Options on other fixed income securities,
 mortgage-backed securities forward
 contracts and options                                           217                211            281               256
Equity contracts (including equity swaps,
 warrants and options)                                           385                473            188               246
Commodity contracts (including swaps,
 forwards and options)                                            11                  9             24                 7
                                                         -------------- -- --------------- -------------- -- ---------------
         Total                                                $5,580             $3,816         $5,443            $3,385
                                                         -------------- -- --------------- -------------- -- ---------------


* Amounts represent carrying value (exclusive of non-cash collateral) and do not include receivables or payables related to exchange-traded futures contracts.

Assets included in the tables above represent the Company's unrealized gains, net of unrealized losses for situations in which the Company has a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties. Therefore, the fair value of assets/liabilities related to derivative contracts at February 28, 1999 represents the Company's net

                     LEHMAN BROTHERS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

receivable/payable for derivative financial instruments before consideration of collateral. Included within the $5,203 million fair value of assets at February 28, 1999 was $5,197 million related to swaps and other OTC contracts and $6 million related to exchange-traded option and warrant contracts. Included within the $5,580 million fair value of assets at November 30, 1998 was $5,333 million related to swaps and other OTC contracts and $247 million related to exchange-traded option and warrant contracts.

With respect to OTC contracts, including swaps, the Company views its third party net credit exposure to be $4,083 million at February 28, 1999, representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of amounts due from affiliates of $344 million and collateral of $770 million. Presented below is an analysis of the Company's third party net credit exposure at February 28, 1999 for OTC contracts based upon actual ratings made by external rating agencies or by equivalent ratings established and utilized by the Company's Credit Risk Management Department.

    Counterparty              S&P/Moody's                      Net Credit
     Risk Rating              Equivalent                        Exposure
     -----------              ----------                        --------
          1                     AAA/Aaa                            17%
          2                AA-/Aa3 or higher                       23%
          3                 A-/A3 or higher                        37%
          4               BBB-/Baa3 or higher                      18%
          5                BB-/Ba3 or higher                        4%
          6                 B+/B1 or lower                          1%

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

For a further discussion of the Company's derivative related activities, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Financial Instruments and Derivatives" and Notes 1 and 9 to the Consolidated Financial Statements, included in the Form 10-K.

                     LEHMAN BROTHERS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS



5.       Other Commitments and Contingencies:

In connection with its financing activities, the Company had outstanding commitments under certain lending arrangements of approximately $4.2 billion at February 28, 1999 and $3.0 billion at November 30, 1998. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness.

The Company, through its high yield sales, trading and underwriting activities, makes commitments to extend credit principally to below investment grade borrowers and then sells a significant portion of these commitments through syndication. These commitments, net of syndications and participations, totaled $766 million and $1.5 billion at February 28, 1999 and November 30, 1998, respectively, and are typically secured against the borrower's assets and have fixed maturity dates. The draw down of these facilities is generally contingent upon certain representations, warranties and contractual conditions of the borrower. Total commitments are not indicative of actual risk or funding requirements as the commitments may not be drawn or fully utilized and the Company will continue to syndicate and/or sell these commitments.

The Company also had lending commitments to high grade borrowers of $1.5 billion and $610 million at February 28, 1999 and November 30, 1998, respectively. These commitments also are typically secured against the borrower's assets, have fixed maturity dates, and are generally contingent upon certain representations, warranties and contractual conditions of the borrower. The Company generally sells a significant portion of these commitments through sydication.

At February 28, 1999 and November 30, 1998, the Company had commitments to invest up to $241 million and $238 million, respectively, in partnerships, which in turn will make direct merchant banking related investments. These commitments will be funded as required through the end of the respective partnerships' investment periods, principally expiring in 2004.

In addition to these specific commitments, the Company had various other commitments of approximately $305 million at both February 28, 1999 and November 30, 1998, respectively.

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

As a leading global investment bank, risk is an inherent part of all of the Company's businesses and activities. The extent to which the Company properly and effectively identifies, assesses, monitors and manages each of the various types of risks involved in its trading (including derivatives), brokerage, and investment banking activities is critical to the success and profitability of the Company. The principal types of risks involved in the Company's activities are market risk, credit or counterparty risk and transaction risk. Management

                     LEHMAN BROTHERS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS


has developed a control infrastructure throughout the Company to monitor and manage these risks on a global basis. For further discussion of these matters, refer to Note 11 to the Consolidated Financial Statements, in the Form 10-K.

6.       Related Parties:

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

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS

Business Environment

The principal business activities of Lehman Brothers Holdings Inc. ("Holdings") and subsidiaries (collectively, the "Company" or "Lehman Brothers") are investment banking and securities trading and sales, which by their nature are subject to volatility, primarily due to changes in interest and foreign exchange rates and security valuations, global economic and political trends and industry competition. Revenues and earnings may vary significantly from quarter to quarter and from year to year. As a result, the Company's businesses are evaluated across market cycles for operating profitability and their contribution to the Company's long-term strategic objectives. The Company strives to minimize the effects of economic downturns through its diversified revenue base, stringent cost controls, global presence, and risk management practices.

Corporate Finance Advisory Corporate Finance Advisory activities continued at near record levels during the first quarter. Industrywide, the volume of announced transactions soared to roughly $900 billion. The quarter also reflected a steady advance of merger and acquisition activity involving European companies. Merger and acquisition activities continued to reflect the trends of consolidation, deregulation and globalization across industry sectors and across borders.

Equity In the first fiscal quarter ended February 1999, U.S. equity markets continued to recover from the lows set in the Fall of 1998 on the heels of the Russian default-induced credit crisis. The major market indices achieved record highs, with the S&P 500 index rising 6.4% in the quarter. Continuing the trend that has been in place for a while, large capitalization companies performed better than smaller capitalization companies. With earnings growth still expected to be relatively weaker in the first calendar quarter, the move in the equity markets was based entirely on improving valuations supported by expectations that inflation and interest rates would continue to remain stable alongside good economic growth.

Volatility in the broader market was counterbalanced by strong investor interest in Technology and Internet stocks. The Nasdaq Composite returned 17.4% while the Dow Jones Industrial Average returned a relatively modest gain of 2.1%. Similarly, the equity new issue market was defined by a focus on the Technology and Internet sectors, which were characterized by unprecedented valuations and returns. Convertible underwriting volume was down substantially from the prior year's fiscal quarter, as issuers outside of the Technology and Internet sectors were reluctant to access the market. Although equity and equity-related underwriting volume increased approximately 27% over the fiscal first quarter of 1998, the number of transactions declined by over 35%, indicating that, on average, transaction size has increased.

Fixed Income Evidence that the U.S. economy was accelerating in the fourth quarter of 1998, combined with the three earlier cuts in Fed funds led to a sharp rise in U.S. bond yields in the first quarter of 1999. U.S. ten-year bond yields rose by approximately 50 basis points to 5.3% and U.S. dollar-denominated spread sectors rallied in January and February. Robust primary markets and soaring equity valuations contributed to an overall positive market sentiment.

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

                     LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS

Results of Operations
For the Three Months Ended February 28, 1999 and 1998

The Company reported net income of $157 million for the first quarter ended February 28, 1999, representing an increase of 25% from net income of $126 million for the first quarter ended February 28, 1998.

Net revenues increased to $773 million for the first quarter of 1999 from $746 million for the first quarter of 1998. The increase in net revenues was driven by an overall increase in customer flow activities across many of the fixed income and equity product areas.

Compensation and benefits expense as a percentage of net revenues was 48.6% and 48.8% for the first quarter of 1999 and 1998, respectively. Nonpersonnel expenses were $173 million in the first quarter of fiscal 1999, down slightly from the $180 million in the first quarter of fiscal 1998. Increased net revenues and unchanged expense levels led to an increase in the Company's pretax operating margin to 29.0% in the fist quarter of fiscal 1999 from 27.1% in the first quarter of fiscal 1998.

In the following table of net revenues, the Company has been segregated into four major business units: corporate finance advisory, equity, fixed income and merchant banking. Net revenues from the Company's market-making and trading activities in equity and fixed income products are recognized as either principal transactions or net interest revenues depending upon the method of financing and/or hedging related to specific inventory positions. The Company evaluates its trading strategies on an overall profitability basis which includes both principal transactions revenues and net interest. Therefore, changes in net interest should not be viewed in isolation but should be viewed in conjunction with revenues from principal transactions. Each business unit represents a grouping of financial activities and products with similar characteristics. These business activities result in revenues that are recognized in multiple revenue categories contained in the Company's Consolidated Statement of Income. Net revenues by business unit contain certain internal allocations, including funding costs, which are centrally managed.

                     LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS




Three Months Ended February 28, 1999
------------------------------------

                                            Principal
                                         Transactions and
                                           Net Interest                          Investment
                                                              Commissions          Banking          Other       Total
-------------------------------------- ------------------- ------------------ ------------------ ------------ -----------
Corporate Finance Advisory                     $  (4)                               $  82                        $  78
Equity                                            30              $103                 45                          178
Fixed Income                                     372                 5                130             $  2         509
Merchant Banking                                  (5)                                   6                            1
Other                                                                3                                   4           7
-------------------------------------- ------------------- ------------------ ------------------ ------------ -----------
                                                $393              $111               $263             $  6        $773
-------------------------------------- ------------------- ------------------ ------------------ ------------ -----------





Three Months Ended February 28, 1998

                                            Principal
                                         Transactions and
                                           Net Interest                          Investment
                                                              Commissions          Banking         Other       Total
-------------------------------------- ------------------- ------------------ ------------------ ----------- -----------
Corporate Finance Advisory                     $  (3)                                $ 73                       $  70
Equity                                            22             $  87                 52                         161
Fixed Income                                     374                 4                125              $ 2        505
Merchant Banking                                  (7)                                   9                           2
Other                                                                4                                   4          8
-------------------------------------- ------------------- ------------------ ------------------ ----------- -----------
                                                $386             $  95               $259              $ 6       $746
-------------------------------------- ------------------- ------------------ ------------------ ----------- -----------


Corporate Finance Advisory. Corporate finance advisory net revenues from underwriting, classified in the Consolidated Statement of Income as a component of investment banking revenues, result primarily from fees earned by the Company in its role as strategic advisor to its clients. This role consists of advising clients on mergers and acquisitions, divestitures, leveraged buyouts, financial restructurings, and a variety of cross-border transactions. Net revenues from corporate finance advisory activities increased to $78 million for the first quarter of 1999, versus $70 million recognized in the first quarter of 1998.

Equity. Equity net revenues reflect equity underwriting, customer flow activities (both institutional and high-net-worth retail), secondary trading and financing activities related to equity products. The Company's equity net revenues increased 11% to $178 million for the first quarter of 1999 from $161 million for the first quarter of 1998. Higher revenues resulted from increased customer flow activities in cash products and increased revenues from risk arbitrage activities. Investment Banking revenues, as a component of equity revenues, decreased to $45 million for the first quarter of 1999 from $52 million for the first quarter of 1998, although underwriting activity picked up significantly in February.

                   LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS



Fixed Income. The Company's fixed income net revenues reflect debt underwriting, customer flow activities (both institutional and high-net-worth retail), secondary trading and financing activities related to fixed income products. Fixed income products include dollar- and non-dollar government securities, mortgage- and asset-backed securities, money market products, dollar- and non-dollar corporate debt securities, emerging market securities, municipal securities, financing (global access to debt financing sources including repurchase and reverse repurchase agreements), foreign exchange, and fixed income derivative products. Fixed income net revenues were $509 million for the first quarter of 1999 versus $505 million for the first quarter of 1998. The slight improvement in the first quarter results over the prior year's quarter reflected increased institutional customer flow activity across many fixed income products and improved origination in the high grade corporate bond sector. Investment banking revenues from underwriting, as a component of fixed income revenues, increased to $130 million for the first quarter of 1999 from $125 million for the first quarter of 1998.

Merchant Banking. The Company is the general partner for five active merchant banking partnerships and also invests directly in other merchant banking transactions. Current merchant banking investments include both publicly traded and privately held companies. Merchant banking net revenues represent net unrealized gains and losses from the revaluation of these investments. Such amounts are classified in the Consolidated Statement of Income as a component of investment banking revenues. Merchant banking net revenues also reflect the net interest expense relating to the financing of the Company's investment in the partnerships. Merchant banking net revenues for the first quarter of 1999 were relatively flat versus the first quarter of 1998.

Non-Interest Expenses. Non-interest expenses were $549 million for the first quarter of 1999 and $544 million for the first quarter of 1998. Management fees represent the allocation of various charges, such as compensation and benefits, occupancy, administration and computer processing between the Company, Holdings, and other affiliates based upon specific allocation methods.

 Income Taxes. The Company's income tax provision was $67 million for the first quarter of 1999 compared to $76 million for the first quarter of 1998. The effective tax rate was 29.9% for the first quarter of 1999 and 37.6% for the first quarter of 1998. The decrease in the effective tax rate relates primarily to an increase in tax benefits attributable to income and transactions subject to preferential tax treatment.

                   LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS



Capital Resources, Funding and Liquidity

Balance Sheet. The Company's total assets increased to $137.0 billion at February 28, 1999 from $120.8 billion at November 30, 1998. The Company's adjusted total assets, defined as total assets less the lower of securities purchased under agreements to resell or securities sold under agreements to repurchase was $79.0 billion at February 28, 1999 compared to $72.9 billion at November 30, 1998. The Company believes adjusted total assets is a more effective measure of balance sheet usage when comparing companies in the securities industry. The increase in adjusted total assets reflects an increase in government and agency inventory levels associated with increased flow in these liquid products.

The Company's balance sheet consists primarily of cash and cash equivalents, securities and other financial instruments owned, and collateralized short-term financing agreements. The liquid nature of these assets provides the Company with flexibility in financing and managing its business. The majority of these assets are funded on a secured basis through collateralized short-term financing agreements with the remaining assets being funded through short-term unsecured financing and Total Capital, defined as long-term debt and stockholder's equity.

Funding and Capital Policies. The Company's Finance Committee is responsible for establishing and managing the funding and liquidity policies of the Company. These policies include recommendations for capital and balance sheet size as well as the allocation of capital and balance sheet to product areas. Members of the Company's treasury department and business unit financing groups work with the Finance Committee to ensure coordination of global funding efforts and implementation of the funding and liquidity policies. Regional asset and liability committees in the Company's principal funding centers are responsible for implementing funding strategies for their respective regions.

The primary goal of the Company's funding policies is to provide sufficient liquidity and availability of funding sources to meet the needs of the Company's businesses. The key elements of these policies are to:

(1) Maintain a total capital structure that supports the business activities in which the Company is engaged.

(2) Finance the Company's assets, primarily on a secured basis. Together with Total Capital, secured funding provides a stable funding base and enables the Company to minimize its reliance on short-term unsecured debt.

(3)   Maintain  funding   availability  in  excess  of  actual  utilization  and
      diversify funding through a global investor base which increases liquidity and reduces concentration risk.

(4) Maintain sufficient financial resources to enable the Company to meet its obligations in periods of financial stress, defined as any event that severely constrains the Company's access to unsecured funding sources.

                   LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS



Total Capital. The Company's Total Capital base at February 28, 1999 increased to $7.0 billion from $6.8 billion at November 30, 1998 primarily due to retention of earnings.

                                        February 28             November 30
(in millions)                            1999                      1998
--------------------------------------------------------------------------------
Long-term Debt

     Senior Notes                        $  172                      $  168
     Subordinated Indebtedness            4,099                       4,111
                                      ---------                     -------
                                          4,271                       4,279

Stockholders' Equity                      2,685                       2,528

--------------------------------------------------------------------------------
Total Capital                            $6,956                      $6,807
--------------------------------------------------------------------------------

During the first three months of 1999, the Company had no new issuances or maturities. Long-term debt decreased to $4.27 billion at February 28, 1999 from $4.28 billion at November 30, 1998, with a weighted-average maturity of 4.4 years at February 28, 1999 and 4.6 years at November 30, 1998.

Secured Funding. The Company strives to maximize the portion of the Company's balance sheet that is funded on a secured basis. Secured Funding includes cash market securities and other financial instruments sold but not yet purchased, as well as collateralized short-term financings, defined as securities sold under agreements to repurchase ("repos") and securities loaned. Because of their secured nature, OECD government repos and other investment grade types of collateralized borrowings are less credit-sensitive and have historically been a stable financing source irrespective of market conditions. At February 28, 1999 and November 30, 1998, $100 billion and $80 billion, respectively, of the Company's total balance sheet of $137 billion and $121 billion at February 28, 1999 and November 30, 1998, respectively, were financed on a secured basis.

By maximizing its use of secured funding, the Company minimizes its reliance on unsecured funding. As of February 28, 1999 and November 30, 1998 short-term debt outstanding was $805 million and $616 million, respectively. There was no commercial paper outstanding as of February 28, 1999 or November 30, 1998.

                   LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS



Credit Ratings

The Company, like other companies in the securities industry, relies on external sources to finance a significant portion of its day-to-day operations. The Company's access to and cost of funding is generally dependent upon its short- and long- term debt ratings. As of February 28, 1999 the short- and long-term senior debt ratings of LBI were as follows:

                                                          LBI
                                    -------------------------------------------
                                      Short-term          Long-term**
-------------------------------------------------------------------------------
Duff & Phelps Credit Rating Co.          D-1                  A/A-
Fitch IBCA, Inc.                         F-1                  A/A-
Moody's                                   P2                A3*/Baa1
S&P                                      A-1                 A+*/A
Thomson BankWatch                       TBW-1                A+/A

*   Provisional ratings on shelf registration
 ** Senior/subordinated

Other

High Yield Securities and Lending Activities. The Company underwrites, trades, invests and makes markets in high yield corporate debt securities. The Company also syndicates, trades and invests in loans to below investment grade-rated companies. For purposes of this discussion, high yield debt instruments are defined as securities or loans to companies rated BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans which, in the opinion of management, are non-investment grade. Non-investment grade securities generally involve greater risks than investment grade securities due to the issuer's creditworthiness and the liquidity of the market for such securities. In addition, these issuers have higher levels of indebtedness, resulting in an increased sensitivity to adverse economic conditions. The Company recognizes these risks and aims to reduce market and credit risk through the diversification of its products and counterparties. High yield debt instruments are carried at market value, and unrealized gains or losses for these securities are reflected in the Company's Consolidated Statement of Income. The Company's portfolio of such instruments at February 28, 1999 and November 30, 1998 included long positions with an aggregate market value of approximately $1.6 billion and $1.2 billion, respectively, and short positions with an aggregate market value of approximately $108 million and $200 million, respectively. The Company may, from time to time, mitigate its net exposure to any single issuer through the use of derivatives and other financial instruments.

                   LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS



Additional information about the Company's High Yield Securities and Lending Activities, including related commitments, can be found in Note 5 to the Consolidated Financial Statements (Other Commitments and Contingencies).

Merchant Banking. At February 28, 1999, the Company's investment in merchant banking partnerships totaled $60 million and direct investments totaled $185 million. The Company's merchant banking activities include investments in five partnerships, for which the Company acts as general partner, as well as direct investments. The Company's policy is to carry its investments, including its partnership interests, at fair value based upon the Company's assessment of the underlying investments. Additional information about the Company's Merchant banking activities, including related commitments, can be found in Note 5 to be Consolidated Financial Statements (Other Commitments and Contingencies)

                   LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


Risk Management

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

                   LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS



The CRM Department manages the credit exposure related to trading activities by giving initial credit approval for counterparties, establishing credit limits by counterparty, country and industry group and by requiring collateral in appropriate circumstances. In addition, the CRM Department strives to ensure that master netting agreements are obtained whenever possible. The CRM Department also considers the duration of transactions in making its credit decisions, along with the potential credit exposure for complex derivative transactions. The CRM Department is responsible for the continuous monitoring and review of counterparty credit exposure and creditworthiness and recommending, where appropriate, credit risk-related valuation adjustments. Credit risk and related valuation adjustments are reviewed periodically to ensure that they remain appropriate in light of market events or the counterparty's financial condition.

Valuation adjustments for credit risk incorporate business and economic conditions, historical experience, concentrations, estimates of expected losses and the character, quality and performance of credit sensitive financial instruments.

Market Risk Market risk represents the potential change in value of a portfolio of financial instruments due to changes in market rates, prices, and volatilities. Market risk management also is an essential component of the Company's overall risk management framework. The Market Risk Management Department ("MRM Department") has global responsibility for implementing the Company's overall market risk management framework. It is responsible for the preparation and dissemination of risk reports, developing and implementing the firmwide Risk Management Guidelines and evaluating adherence to these guidelines. These guidelines provide a framework for risk management decision-making. To that end, the MRM Department identifies and quantifies risk exposures, develops limits, and reports and monitors these risks with respect to the approved limits. The identification of material market risks inherent in positions includes, but is not limited to, interest rate, equity, and foreign exchange risk exposures. In addition to these risks, the MRM Department also evaluates liquidity risks, credit and sovereign concentrations.

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

The Company incurs short-term interest rate risk when facilitating the orderly flow of customer transactions through the maintenance of government and high-grade corporate bond inventories. Market-making in high yield instruments exposes the Company to additional risk due to potential variations in credit spreads. Trading in international markets exposes the Company to spread risk between the term structure of interest rates in differing countries. Mortgage-related securities are subject to prepayment risk and changes in the level of interest rates. Trading in derivatives and structured products exposes the Company to changes in the level and volatility of interest rates. The Company actively manages interest rate risk through the use of interest rate futures, options, swaps, forwards, and offsetting cash market instruments. Inventory holdings, concentrations, and agings are monitored closely and used by management to selectively hedge or liquidate undesirable exposures.

The Company is a significant intermediary in the global equity markets by making markets in U.S. and non-U.S. equity securities, including common stock, convertible debt, exchange-traded and OTC equity options, equity swaps and warrants. These activities expose the Company to market risk as a result of price and volatility changes in its equity inventory. Inventory holdings are also subject to market risk resulting from concentrations, aging and liquidity that may adversely impact market valuation. Equity market risk is actively managed through the use of index futures, exchange-traded and OTC options, swaps and cash instruments. Equity risk exposures are aggregated and reported to management on a regular basis.

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

Value at Risk For purposes of Securities and Exchange Commission risk disclosure requirements, the Company has performed an entity-wide value at risk calculation of virtually all of the Company's trading activities. The value at risk calculation measures the potential loss in expected revenues with a 95% confidence level. The methodology incorporates actual trading revenues over a standardized 250-day historical period. A confidence level of 95% implies, on average, that daily trading revenues or losses will exceed daily expected trading revenues by an amount greater than value at risk one out of every 20 trading days. Average value at risk

                   LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS



computed in this manner was $15.9 million and $13.5 million for the periods ended February 28, 1999 and November 30, 1998, respectively.

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

To date Lehman has experienced no material post conversion problems, either with internal or external systems. The Company has incurred expenses for the internal technology staff, as well as costs for outside consultants, in order to implement its EMU conversion plan. The total cost of its EMU conversion program was approximately $7 million, of which approximately $6 million was incurred in fiscal 1998 and $1 million was incurred in the first quarter of fiscal 1999.

                   LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS



Year 2000 Readiness Disclosure

The year 2000 issue originates from computer programs and imbedded chips using two digits rather than four to define the calendar year. Computer programs that have date-sensitive software may recognize a date using "00"as the year 1900 rather than the year 2000.

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

The Company established a team in 1996 to modify or replace and then test the appropriate software and equipment to ensure that year 2000 issues were addressed. The Company presently believes that, with modifications to existing software and conversions to new software, the year 2000 issue will be resolved for all the Company's own systems worldwide.

In its approach to the year 2000 problem, Lehman Brothers has been guided by a three-step methodology. The steps are:

o         Inventory and Assessment
o         Remediation
o         Testing

Inventory and assessment consisted of initial technical and functional analysis across the Company's applications. Initial analysis identified systems and applications. Each application was then reviewed and classified as highly critical, critical or non-critical. This process is complete.

Remediation is divided into three phases. Applications specified as year 2000 non-compliant have been analyzed to determine business impact and those that have been deemed critical were targeted for remediation. Selected Lehman Brothers mainframe applications were sent to an outside vendor for remediation, while the remaining applications have been repaired internally. Remediation was 99% completed by the end of the first quarter of 1999.

All remediated applications are tested for non-year 2000 functionality to confirm they still run correctly prior to year 2000 testing. At the time of remediation, applications are logged into a change management system to further ensure any additional changes are monitored and re-tested for year 2000 compliance.

Testing for year 2000 compliance has also been organized into three phases. Phase one involves testing individual applications or groups of applications on mainframe or on distributed

                   LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


platforms. Consultants were engaged to assist with the testing of distributed applications classified as highly critical. Phase two involves real-time testing across platforms (integration testing). Phase three involves testing applications between firms (external testing).

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

In 1998, the Company participated in two Beta tests in the U.S., for the SIA and for the Futures Industry Association (FIA). The Company has also participated in the SIA Money Market Beta Test, the Mortgage-Backed Securities Clearing Corporation Test, the Participant Trust Company Mortgage Test and the Government Securities Clearing Corporation Test, the SIA Market Data Beta Test. Overseas tests in which the Company has participated include the Central Gilts Office
(CGO) and CREST in the United Kingdom and the Singapore International Monetary Exchange (SIMEX) test in Singapore.

The Company is currently participating in the SIA Industrywide Test. The company is scheduled to participate in the SIA Money Market Test and the Stock Loan Test in May, as well as the SIA Market Data Test in May. The Company has participated in a variety of oversees tests in Hong Kong and Tokyo, with more scheduled in the second quarter. The Company plans to participate in European tests as they are announced. Industrywide testing is currently expected to be completed in the third quarter.

The Company has taken a lead in the industry's efforts to deal with the year 2000 issue by actively participating and in some cases, leading, industrywide testing efforts. Lehman Brothers chairs the Participants' Industrywide Testing Subcommittee of the Securities Industry Association (SIA) which, with partners such as exchanges, depositories, market data vendors and buy-side firms, sets up, refines and coordinates industrywide testing in the United States. Industrywide testing is the forum in which firms within the financial industry test the applications that transfer data between them. These tests started in March 1999.

In addition to its leadership in U.S. testing efforts, through membership in the Executive Committee of Global 2000, a group of international financial firms, the Company is participating in the coordination of global year 2000 readiness in the financial community. The Company is also pursuing separate point-to-point testing with firms not participating in industrywide testing. Lehman Brothers also serves as a member of the Custody 2000 Working Group whose goal is to assist the financial community in the assessment of year 2000 readiness of custodians in a variety of global markets. The Custody 2000 Working Group will also conduct proxy testing of selected sub-custodians in a number of markets globally.

                   LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


Year 2000 also affects building and infrastructure systems. The Company is engaged in a global effort to address facilities issues. Critical areas include facilities components such as building management systems, elevators, heating systems, security and fire alarm systems, electrical and other building services. Facilities staff is surveying and testing equipment and components and, with the Third Party Vendor team, is working to ensure that vendors and suppliers are year 2000 ready.

However, even if these changes are successful, the Company remains at risk from year 2000 failures caused by third parties. Externally, the Company is an active participant in the SIA Third Party Vendor Committee. Internally, the Company is evaluating efforts of key counterparties, banks, exchanges, agencies, utilities and suppliers, among others, to assess and remediate their year 2000 issues. As part of this effort, the Third Party Vendor team has inventoried and has sent surveys to vendors whose software and hardware products the Company uses and whose services the Company employs to determine their year 2000 readiness. The team is also testing critical software and hardware products to ensure year 2000 readiness. To date the Company has received information from 95 % of its vendors, including overseas vendors whose year 2000 awareness seems to be less advanced than in the United States.

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

Additionally, general uncertainty regarding the success of remediation may cause many market participants to reduce their market activities temporarily as they address and assess their year 2000 efforts in 1999. This could result in a general reduction in market activities and revenue opportunities in late 1999 and early 2000. Management cannot predict the magnitude of any such reduction or its impact on the Company 's financial results. However, the Company's Risk Management Department has undertaken a comprehensive review of third party and credit risks posed by year 2000. Recognizing the uncertainty of external dependencies, the Company is also preparing a contingency plan that identifies potential problems, actions to minimize the likelihood of them occurring and action plans to be invoked should they occur. These plans will include backup processes that do not rely on computer systems, where appropriate. The contingency plan will be complete by the end of April 1999.

However, as stated above, there can be no guarantee or assurance that the systems of other companies on which the Company's systems rely will be remediated in a timely manner. This or a failure to remediate by another company or a remediation that is incompatible with the Company's systems could have a material adverse effect on the Company.

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

The Company's total year 2000 project cost is based on presently available information. The total remaining cost of the year 2000 project is estimated at approximately $4 million, which will be funded through operating cash flow and expensed as incurred over the next one and one-half years. The Company has incurred and expensed approximately $2 million in 1997, $4 million in 1998, and $1 million through February 28, 1999, related to the year 2000 project.

The costs of year 2000 testing, modifications and/or replacements and the date on which the Company plans to complete the project are based on management's best estimates. These estimates were derived using numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors.

Accounting Standards Not Yet Adopted by the Company

In June 1997, the Financial Accounting Standard Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 is effective for the Company in Fiscal 1999 and establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS No. 131 in its 1999 Annual Report.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires all derivatives to be recorded on the balance sheet at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The expected impact of adoption on the Company's results of operations has not yet been determined, however it is not likely to be material since most of the Company's derivatives are carried at fair value.

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

     Actions Relating to the Sales and Marketing of Limited Patnerships. (Reported in LBI's Annual Report on Form 10-K)

     In re Lehman Brothers Limited Partnership Litigation. On March 29, 1999, the Court signed a Stipulation and Order signed by the parties dismissing the action without prejudice.

     Harold Gillet,  et al. v. Goldman Sachs & Co., et al., Yakov Prager, et al.
     v. Goldman Sachs & Co. et al., David Holzman, et al. v. Goldman Sachs & Co., et al. (Reported in LBI's Annual Report on Form 10-K). Plaintiffs filed a Consolidated Amended Complaint on March 15, 1999.

ITEM 6   Exhibits and Reports on Form 8-K

The following exhibits and reports on Form 8-K are filed as part of this Quarterly Report, or where indicated, were heretofore filed and are hereby incorporated by reference:

(a)      Exhibits:

         12.1     Computation in Support of Ratio of Earnings to Fixed Charges

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



                                               LEHMAN BROTHERS INC.
                                               --------------------
                                                   (Registrant)








Date:    April 14, 1999                     By:  /s/ David Goldfarb
                                                 --------------------------
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)

                                  EXHIBIT INDEX



Exhibit No.       Exhibit

Exhibit 12.1      Computation in Support of Ratio of Earnings to Fixed Charges

Exhibit 27        Financial Data Schedule

                                                                  Exhibit 12.1



                      LEHMAN BROTHERS INC. and SUBSIDIARIES
          COMPUTATION in SUPPORT of RATIO of EARNINGS to FIXED CHARGES
                              (Dollars in millions)
                                   (Unaudited)




                                        For the        For the          For the         For the          For the         For the
                                         Eleven         Twelve           Twelve          Twelve           Twelve          Three
                                      Months Ended   Months Ended     Months Ended    Months Ended     Months Ended    Months Ended
                                        November 30    November 30      November 30     November 30      November 30     February 28
                                           1994           1995             1996            1997             1998            1999
                                           ----           ----             ----            ----             ----            ----
Fixed Charges:
  Interest expense:
     Subordinated indebtedness          $  184        $    204         $    221       $     236       $      239       $     59
     Bank loans and other
borrowings*                              5,661           9,750            9,900          11,980           14,491          3,967
     Interest component of rentals
    of office and equipment                 27              25               18              16               16              4
  Other adjustments**                       53               2                7               3                4
                                      ============   ============     =============   ==============   =============   =============
   TOTAL (A)                            $5,925          $9,981          $10,146         $12,235          $14,750        $ 4,030
                                      ============   ============     =============   ==============   =============   =============

Earnings:
   Pretax income (loss) from
continuing operations                 $      1       $      78         $    309       $     593        $     847       $    224
   Fixed charges                         5,925           9,981           10,146          12,235           14,750          4,030
   Other adjustments***                    (52)             (1)              (6)             (2)              (4)
                                      ============   ============     =============   ==============   =============   =============
   TOTAL (B)                            $5,874         $10,058          $10,449         $12,826          $15,593        $ 4,254
                                      ============   ============     =============   ==============   =============   =============
(B/A)                                     ****            1.01             1.03            1.05             1.06           1.06


*        Includes amortization of long-term debt discount.

** Other adjustments include capitalized interest and debt issuance costs and amortization of capitalized interest.

*** Other adjustments include adding the net loss of affiliates accounted for at equity whose debt is not guaranteed by the Company and subtracting capitalized interest and debt issuance costs and undistributed net income of affiliates accounted for at equity.

****     Earnings  were  inadequate to cover fixed charges and would have had to
         increase   approximately   $51  million  in  1994  in  order  to  cover
         deficiencies