Form 10-Q
period 1999-05-31
LEHMAN BROTHERS INC//
filed 1999-07-15
CIK 728586

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


               [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 1999

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

As of June 30, 1999, 1,006 shares of the Registrant's Common Stock, par value $.10 per share, were outstanding.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES

                                    FORM 10-Q

                       FOR THE QUARTER ENDED MAY 31, 1999

                                      INDEX



Part I.  FINANCIAL INFORMATION                                            Page
                                                                         Number

 Item 1. Financial Statements - (unaudited)

              Consolidated Statement of Income -
              Three and Six Months Ended
              May 31, 1999 and 1998 ........................................  3

              Consolidated Statement of Financial Condition -
              May 31, 1999 and November 30, 1998 ...........................  5

              Consolidated Statement of Cash Flows -
              Six Months Ended
              May 31, 1999 and 1998.........................................  7

              Notes to Consolidated Financial Statements....................  9

 Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................... 15

Part II.   OTHER INFORMATION

 Item 1.      Legal Proceedings     ........................................ 35

 Item 6.      Exhibits and Reports on Form 8-K          .................... 37

Signatures.................................................................. 38

EXHIBIT INDEX       ........................................................ 39

Exhibits

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                        CONSOLIDATED STATEMENT of INCOME
                                   (Unaudited)
                                  (In millions)


                                                       Three months ended
                                              ----------------------------------
                                                  May 31               May 31
                                                   1999                 1998
                                              ----------------     -------------

Revenues
     Principal transactions                         $  217              $  324
     Investment banking                                323                 424
     Commissions                                       125                  97
     Interest and dividends                          3,425               3,943
     Other                                               3                   3
                                              ----------------     -------------
         Total revenues                              4,093               4,791
Interest expense                                     3,272               3,783
                                              ----------------     -------------
         Net revenues                                  821               1,008
                                              ----------------     -------------
Non-interest expenses
     Compensation and benefits                         434                 512
     Brokerage and clearance                            48                  50
     Technology and communications                      45                  43
      Management fees                                   19                  16
     Business development                               22                  22
     Professional fees                                  13                  12
     Occupancy                                          11                  12
     Other                                              11                  11
                                              ----------------     -------------
         Total non-interest expenses                   603                 678
                                              ----------------     -------------
Income before taxes                                    218                 330
     Provision for income taxes                         62                 130
                                              ----------------     -------------
Net income                                          $  156              $  200
                                              ================     =============






                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                        CONSOLIDATED STATEMENT of INCOME
                                   (Unaudited)
                                  (In millions)


                                                        Six months ended
                                              ---------------------------------
                                                  May 31               May 31
                                                   1999                 1998
                                              ----------------     ------------

 Revenues
      Principal transactions                        $  551              $  607
      Investment banking                               586                 682
      Commissions                                      236                 192
      Interest and dividends                         6,660               7,403
      Other                                              9                   9
                                              ----------------     ------------
          Total revenues                             8,042               8,893
 Interest expense                                    6,448               7,139
                                              ----------------     ------------
          Net revenues                               1,594               1,754
                                              ----------------     ------------
 Non-interest expenses
        Compensation and benefits                      810                 876
        Brokerage and clearance                         98                  94
       Technology and communications                    87                  87
        Management fees                                 51                  48
       Business development                             41                  41
       Professional fees                                22                  27
       Occupancy                                        22                  25
       Other                                            21                  24
                                              ----------------     ------------
       Total non-interest expenses                   1,152               1,222
                                              ----------------     ------------
 Income before taxes                                   442                 532
          Provision for income taxes                   129                 206
                                              ----------------     ------------
 Net income                                        $   313             $   326
                                              ================     ============






                 See notes to consolidated financial statements

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENT of FINANCIAL CONDITION
                                   (Unaudited)
                                  (In millions)


                                                                                     May 31               November 30
                                                                                      1999                   1998
                                                                                ------------------     ------------------

ASSETS
Cash and cash equivalents                                                           $    330                 $   460

Cash and securities segregated and on deposit for regulatory  and other
purposes                                                                                 792                     909

Securities and other financial instruments owned:
     Governments and agencies                                                         23,146                  15,931
     Mortgages and mortgage-backed                                                     7,424                  10,524
     Corporate equities                                                                8,965                   5,694
     Corporate debt and other                                                          5,476                   6,824
     Derivatives and other contractual agreements                                      5,041                   5,580
     Certificates of deposit and other money market instruments                        2,131                   1,392
                                                                                ------------------     ------------------
                                                                                      52,183                  45,945
                                                                                ------------------     ------------------

Collateralized short-term agreements:
     Securities purchased under agreements to resell                                  63,864                  47,913
     Securities borrowed                                                              19,566                  14,760

Receivables:
     Broker, dealers and clearing organizations                                        1,483                   2,154
     Customers                                                                         3,256                   3,148
     Others                                                                            5,529                   4,859

Property,  equipment and leasehold improvements (net of accumulated depreciation and amortization of $573 in 1999 and $559 in 1998)
                                                                                         272                     272

Other assets                                                                             282                     261

Excess of cost over fair value of net assets acquired (net of accumulated
amortization of $112 in 1999 and $108 in 1998)                                           123                     152
                                                                                ------------------     ------------------
     Total Assets                                                                   $147,680                $120,833
                                                                                ==================     ==================





                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
            CONSOLIDATED STATEMENT of FINANCIAL CONDITION (Continued)
                                   (Unaudited)
                        (In millions, except share data)


                                                                                               May 31           November 30
                                                                                                1999               1998
                                                                                            --------------    ----------------

LIABILITIES AND STOCKHOLDER'S EQUITY
Commercial paper and short-term debt                                                          $   570               $  616
Securities and other financial instruments sold but not yet purchased:
     Governments and agencies                                                                  14,055               12,028
     Derivatives and other contractual agreements                                               3,752                3,816
     Corporate equities                                                                         2,758                1,428
     Corporate debt and other                                                                   1,085                1,761
                                                                                            --------------    ----------------
                                                                                               21,650               19,033
                                                                                            --------------    ----------------
Collateralized short-term financings:
     Securities sold under agreements to repurchase                                            78,520               58,905
     Securities loaned                                                                         16,613                5,474
Advances from Holdings and other affiliates                                                    14,682               21,560
Payables:
     Broker, dealers and clearing organizations                                                 2,827                2,230
     Customers                                                                                  4,407                4,540
Accrued liabilities and other payables                                                          1,516                1,668
Long-term debt:
     Senior notes                                                                                 177                  168
     Subordinated indebtedness                                                                  3,922                4,111
                                                                                            --------------    ----------------
         Total liabilities                                                                    144,884              118,305
                                                                                            --------------    ----------------

Commitments and contingencies


STOCKHOLDER'S EQUITY
Preferred  stock,$0.10 par  value;10,000  shares  authorized;  none  outstanding
Common stock, $0.10 par value; 10,000 shares authorized;
        1,006 shares issued and outstanding
Additional paid-in capital                                                                      1,759                1,759
Accumulated other comprehensive income                                                              2                    3
Retained earnings                                                                               1,035                  766
                                                                                            --------------
                                                                                                              ----------------
         Total stockholder's equity                                                             2,796                2,528
                                                                                            --------------    ----------------
         Total liabilities and stockholder's equity                                          $147,680             $120,833
                                                                                            ==============    ================





                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT of CASH FLOWS
                                   (Unaudited)
                                  (In millions)


                                                                                             Six months ended
                                                                                   --------------------------------------
                                                                                        May 31               May 31
                                                                                         1999                 1998
                                                                                   -----------------     ----------------

CASH FLOWS FROM OPERATING ACTIVITES
Net income                                                                          $      313              $    326
Adjustments  to reconcile net income to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                          29                    27
     Provisions for losses and other reserves                                               16                    24
     Other adjustments                                                                      20                    39
Net change in:
     Cash and securities segregated                                                        117                  (131)
     Securities and other financial instruments owned                                   (6,238)              (14,198)
     Securities borrowed                                                                (4,806)               (6,487)
     Receivables from brokers, dealers and clearing organizations                          671                  (224)
      Receivables from customers                                                          (108)                  453
     Securities and other financial instruments sold but not yet purchased
                                                                                         2,617                 8,456
     Securities loaned                                                                  11,139                 4,246
     Payables to brokers, dealers and clearing organizations                               597                 2,250
     Payables to customers                                                                (133)                1,173
     Accrued liabilities and other payables                                               (168)                  (18)
     Other operating assets and liabilities, net                                          (678)               (1,877)
                                                                                   -----------------     ----------------

           Net cash provided by (used in) operating activities                          $3,388               $(5,941)
                                                                                   -----------------     ----------------





                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                CONSOLIDATED STATEMENT of CASH FLOWS (Continued)
                                   (Unaudited)
                                  (In millions)




                                                                                             Six months ended
                                                                                   -------------------------------------
                                                                                       May 31               May 31
                                                                                        1999                 1998
                                                                                   ----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from issuance of senior notes                                                                        $ (79)
Proceeds from issuance of subordinated indebtedness                                                             600
Principal payments of subordinated indebtedness                                        $  (199)                (607)
Net proceeds from commercial paper and short-term debt                                     (46)                 814
Resale agreements net of repurchase agreements                                           3,664                 (585)
Advances from Holdings and other affiliates                                             (6,878)               6,104
Dividends and capital distributions paid                                                   (45)                -
                                                                                   ----------------     ----------------
     Net cash provided by (used in) financing activities                                (3,504)               6,247
                                                                                   ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold improvements                                (14)                 (14)
                                                                                   ----------------     ----------------
     Net cash used in investing activities                                                 (14)                 (14)
                                                                                   ----------------     ----------------
       Net change in cash and cash equivalents                                            (130)                 292
                                                                                   ----------------     ----------------
Cash and cash equivalents, beginning of period                                             460                  220
                                                                                   ================     ================
   Cash and cash equivalents, end of period                                              $ 330                $ 512
                                                                                   ================     ================



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)

Interest paid totaled $6,443 and $7,139 for the six months ended May 31, 1999 and 1998, respectively. Income taxes (received)/paid totaled ($3) and $298 for the six months ended May 31, 1999 and 1998, respectively.




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

2.  Long-Term Debt:

The Company did not issue any long-term debt during the six months ended May 31, 1999, while $199 million of long-term debt matured.

3.  Capital Requirements:

As a registered broker-dealer, LBI is subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At May 31, 1999, LBI's regulatory net capital, as defined, of $1,247 million exceeded the minimum requirement by $1,149 million.

The Company's "AAA" rated derivatives subsidiaries, Lehman Brothers Financial Products Inc. ("LBFP") and Lehman Brothers Derivative Products Inc. ("LBDP"), have established certain capital and operating restrictions which are reviewed by various rating agencies. At May 31, 1999, LBFP and LBDP each had capital which exceeded the requirement of the most stringent rating agency by approximately $137 million and $30 million, respectively.

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

                    LEHMAN BROTHERS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                    Average Fair Value*
                                                                   Fair Value*                        Six Months Ended
                                                                   May 31, 1999                         May 31, 1999
                                                         --------------------------------- -- ---------------------------------
(in millions)                                               Assets          Liabilities          Assets           Liabilities
-------------------------------------------------------- -------------- -- --------------- -- -------------- --- --------------
Interest rate and currency swaps and options
(including caps, collars and floors)                          $3,583             $2,333            $3,968             $2,280
Foreign exchange forward contracts and      options
                                                                 393                445               696                551
Options on other fixed income securities,
mortgage-backed securities forward  contracts and
options                                                          448                411               294                283
Equity contracts (including equity swaps,   warrants
and options)                                                     617                563               556                522
Commodity contracts (including swaps,       forwards
and options)
                                                         -------------- -- --------------- -- -------------- --- --------------
         Total                                                $5,041             $3,752            $5,514             $3,636
                                                         -------------- -- --------------- -- -------------- --- --------------



                                                                                                     Average Fair Value*
                                                                    Fair Value*                      Twelve Months Ended
                                                                 November 30, 1998                    November 30, 1998
                                                         ---------------------------------- -- --------------------------------
(in millions)                                               Assets           Liabilities          Assets          Liabilities
-------------------------------------------------------- -------------- -- ---------------- -- -------------- -- --------------
Interest rate and currency swaps and options
(including caps, collars and floors)                          $4,491             $2,371             $4,298            $2,283
Foreign exchange forward contracts and      options
                                                                 476                752                652               593
Options on other fixed income securities,
mortgage-backed securities forward  contracts and
options                                                          217                211                281               256
Equity contracts (including equity swaps,   warrants
and options)                                                     385                473                188               246
Commodity contracts (including swaps,       forwards
and options)                                                      11                  9                 24                 7
                                                         -------------- -- ---------------- -- -------------- -- --------------
         Total                                                $5,580             $3,816             $5,443            $3,385
                                                         -------------- -- ---------------- -- -------------- -- --------------

* Amounts represent carrying value (exclusive of non-cash collateral) and do not include receivables or payables related to exchange-traded futures contracts.

                    LEHMAN BROTHERS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS


Assets included in the tables on the previous page represent the Company's unrealized gains, net of unrealized losses for situations in which the Company has a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties. Therefore, the fair value of assets/liabilities related to derivative contracts at May 31, 1999 represents the Company's net receivable/payable for derivative financial instruments before consideration of collateral. Included within the $5,041 million fair value of assets at May 31, 1999 was $4,620 million related to swaps and other OTC contracts and $421 million related to exchange-traded option and warrant contracts. Included within the $5,580 million fair value of assets at November 30, 1998 was $5,333 million related to swaps and other OTC contracts and $247 million related to exchange-traded option and warrant contracts.

With respect to OTC contracts, including swaps, the Company views its third party net credit exposure to be $3,717 million at May 31, 1999, representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of amounts due from affiliates of $34 million and collateral of $869 million. Presented below is an analysis of the Company's third party net credit exposure at May 31, 1999 for OTC contracts based upon actual ratings made by external rating agencies or by equivalent ratings established and utilized by the Company's Credit Risk Management Department.


Counterparty                S&P/Moody's                       Net Credit
Risk Rating                 Equivalent                         Exposure
-----------                 ----------                         --------
     1                        AAA/Aaa                            12%
     2                   AA-/Aa3 or higher                       23%
     3                    A-/A3 or higher                        43%
     4                  BBB-/Baa3 or higher                      21%
     5                   BB-/Ba3 or higher                        1%
     6                    B+/B1 or lower                          0%

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

                    LEHMAN BROTHERS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

5.  Other Commitments and Contingencies:

In connection with its financing activities, the Company had outstanding commitments under certain lending arrangements of approximately $3.8 billion at May 31, 1999 and $3.0 billion at November 30, 1998. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness.

The Company, through its high yield sales, trading and underwriting activities, makes commitments to extend credit principally to below investment grade borrowers and then sells a significant portion of these commitments through syndication. These commitments, net of syndications and participations, totaled $1.2 billion and $1.5 billion at May 31, 1999 and November 30, 1998, respectively, and are typically secured against the borrower's assets and have fixed maturity dates. The draw down of these facilities is generally contingent upon certain representations, warranties and contractual conditions of the borrower. Total commitments are not indicative of actual risk or funding requirements as the commitments may not be drawn or fully utilized and the Company will continue to syndicate and/or sell these commitments.

The Company also had lending commitments to high-grade borrowers of $1.1 billion and $610 million at May 31, 1999 and November 30, 1998, respectively. These commitments also are typically secured against the borrower's assets, have fixed maturity dates, and are generally contingent upon certain representations, warranties and contractual conditions of the borrower. The company generally sells a significant portion of these commitments through syndication

At May 31, 1999 and November 30, 1998, the Company had commitments to invest up to $385 million and $238 million, respectively, directly and through partnerships, which in turn will make merchant banking and venture capital related investments. These commitments will be funded as required through the end of the respective investment periods, principally expiring in 2004.

In addition to these specific commitments, the Company had various other commitments of approximately $305 million at May 31, 1999 and November 30, 1998.

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

During the six months ended May 31, 1999, the Company paid dividends to Holdings of $45 million.

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

Increasing evidence that the U.S. economic growth remained very strong led to a sharp rise in U.S. bond yields in early 1999. Gross domestic product growth of 6% in the fourth quarter of 1998 was followed by growth of 4.1% in the first quarter of 1999. While wage and price inflation remained low, a larger-than expected rise in core inflation in May and the shift in bias by the Federal Reserve to tighten interest rates, led to a further sell-off in the U.S. bond market and a general widening in credit spreads. As a result, U.S. ten-year bond yields rose by approximately one percentage point to 5.6% over the six months ended May 1999. Nevertheless, interest rates still remained in a relatively low historical range.

Initially, the U.S. equity markets responded positively to stronger-than expected growth: by late April the S&P 500 had risen 15% to around 1350. Assessing that the global financial crisis had subsided considerably and that global growth was on a firmer footing, performance broadened with smaller capitalization and cyclical industry stocks outperforming the overall market beginning in April. Reflecting good local and global growth, earnings for the first calendar quarter were significantly ahead of expectations. However, a further rise in U.S. bond yields in May and the heightened concerns that the Federal Reserve would soon raise interest rates led to a decline through May, with the S&P ending the month at around 1300.

On June 30, 1999, the Federal Reserve, as expected, raised the Federal funds rate by 25 basis points to 5.0% and announced a change in its bias to a neutral stance. These actions served to calm the U.S. markets and produced rallies in both the U.S. debt and equity markets.

Corporate Finance Advisory activities continued at near record levels during the first half of 1999. Industrywide, the volume of announced transactions soared to roughly $1.5 trillion. The first six months of 1999 also reflected a steady advance of merger and acquisition activity involving European companies and cross-border mergers and acquisitions. Merger and acquisition activities continued to reflect the trends of consolidation, deregulation and globalization across industry sectors and across borders.

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

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


Results of Operations
For the Three Months Ended May 31, 1999 and 1998

The Company reported net income of $156 million for the second quarter ended May 31, 1999, representing a decrease of 22% from net income of $200 million for the second quarter ended May 31, 1998.

Net revenues decreased to $821 million for the second quarter of 1999 from $1,008 million for the second quarter of 1998. Revenues in fixed income were lower due to decreased activity in the high yield origination market partially offset by record revenues in the equity business.

Compensation and benefits expense as a percentage of net revenues was 52.9% and 50.8% for the second quarter of 1999 and 1998, respectively. Nonpersonnel expenses were $169 million in the second quarter of fiscal 1999, essentially unchanged from the $166 million in the second quarter of fiscal 1998.

In the following table of net revenues, the Company has been segregated into four major business units: equity, corporate finance advisory, fixed income and merchant banking. Net revenues from the Company's market-making and trading activities in equity and fixed income products are recognized as either principal transactions or net interest revenues depending upon the method of financing and/or hedging related to specific inventory positions. The Company evaluates its trading strategies on an overall profitability basis which includes both principal transactions revenues and net interest. Therefore, changes in net interest should not be viewed in isolation but should be viewed in conjunction with revenues from principal transactions. Each business unit represents a grouping of financial activities and products with similar characteristics. These business activities result in revenues that are recognized in multiple revenue categories contained in the Company's Consolidated Statement of Income. Net revenues by business unit contain certain internal allocations, including funding costs, which are centrally managed.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS



Three Months Ended May 31, 1999

                                           Principal
                                        Transactions and
                                          Net Interest                           Investment
                                                              Commissions          Banking          Other       Total
-------------------------------------- ------------------- ------------------ ------------------ ------------ -----------
Equity                                          $123              $115                $84              $ 1      $  323
Corporate Finance Advisory                        (3)                                  82                           79
Fixed Income                                     250                 8                130                1         389
Merchant Banking                                  (1)                                  27                           26
Other                                              1                 2                                   1           4
-------------------------------------- ------------------- ------------------ ------------------ ------------ -----------
                                                $370              $125               $323              $ 3       $ 821
-------------------------------------- ------------------- ------------------ ------------------ ------------ -----------


Three Months Ended May 31, 1998

                                           Principal
                                        Transactions and
                                          Net Interest                           Investment
                                                              Commissions          Banking         Other       Total
-------------------------------------- ------------------- ------------------ ------------------ ----------- -----------
Equity                                           $59               $86                $99                      $  244
Corporate Finance Advisory                        (5)                                  96                          91
Fixed Income                                     424                 7                212              $(1)       642
Merchant Banking                                   5                                   17                          22
Other                                              1                 4                                   4          9
-------------------------------------- ------------------- ------------------ ------------------ ----------- -----------
                                                $484               $97               $424              $ 3     $1,008
-------------------------------------- ------------------- ------------------ ------------------ ----------- -----------

Equity Equity net revenues reflect equity underwriting, customer flow activities (both institutional and high-net-worth retail), secondary trading and derivative and financing activities related to equity products. The Company's equity net revenues increased 32% to $323 million for the second quarter of 1999 from $244 million for the second quarter of 1998. Higher revenues resulted from increased customer flow activities in U.S. cash products as well as a strong performance in equity arbitrage.

Corporate Finance Advisory Corporate finance advisory net revenues, classified in the Consolidated Statement of Income as a component of investment banking revenues, result primarily from fees earned by the Company in its role as strategic advisor to its clients. This role consists of advising clients on mergers and acquisitions, divestitures, leveraged buyouts, financial restructurings, and a variety of cross-border transactions. Net revenues from corporate finance advisory activities were $79 million for the second quarter of 1999, a decrease of 13% versus the $91 million recognized in the second quarter of 1998. This decrease was due to the absence of several large transactions that were present in the prior year's quarter, partially offset by continued strength in the overall merger and acquisition market environment.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


Fixed Income. The Company's fixed income net revenues reflect debt underwriting, customer flow activities (both institutional and high-net-worth retail), secondary trading and financing activities related to fixed income products. Fixed income products include dollar- and non-dollar government securities, mortgage- and asset-backed securities, money market products, dollar- and non-dollar corporate debt securities, emerging market securities, municipal securities, financing (global access to debt financing sources including repurchase and reverse repurchase agreements), foreign exchange, and fixed income derivative products. Fixed income net revenues decreased 39% to $389 million for the second quarter of 1999 from the $642 million recognized in the second quarter of 1998. The decrease in the second quarter results from the prior year's quarter was due to the absence of several sizable leveraged finance transactions that were present in the prior year's quarter, and the effect of an overall decline in the high yield origination market partially offset by higher origination in the high grade corporate bond sector.

Merchant Banking. The Company is the general partner for seven active merchant banking and venture capital partnerships and also invests directly in other merchant banking and venture capital transactions. Current merchant banking investments include both publicly traded and privately held companies. Merchant banking net revenues represent net realized and unrealized gains and losses from the revaluation of these investments. Such amounts are classified in the Consolidated Statement of Income as a component of investment banking revenues. Merchant banking net revenues also reflect the net interest expense related to the financing of the Company's investment in the partnerships. Merchant banking net revenues for the second quarter of 1999 were relatively flat versus the second quarter of 1998.

Non-Interest Expenses. Non-interest expenses were $603 million for the second quarter of 1999 and $678 million for the second quarter of 1998. This decrease in non-interest expenses was primarily attributable to a reduction in compensation and benefits, which decreased as a result of lower net revenues.

Income Taxes. The Company's income tax provision was $62 million for the second quarter of 1999 compared to $130 million for the second quarter of 1998. The effective tax rate was 28.4% for the second quarter of 1999 and 39.4% for the second quarter of 1998. The lower effective tax rate is the result of a more favorable mix of earnings, which reduced the state and local provision, and an increase in tax benefits attributable to income and transactions subject to preferential tax treatment.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


Results of Operations
For the Six Months Ended May 31, 1999 and 1998

The Company reported net income of $313 million for the six months ended May 31, 1999, representing a decrease of 4% from net income of $326 million for the six months ended May 31, 1998.

Net revenues decreased to $1,594 million for the six months of 1999 from $1,754 million for the six months of 1998. Revenues decreased due to decreased activity in the high yield origination market partially offset by record revenues in the equities business.

Compensation and benefits expense as a percentage of net revenues was 50.8% and 49.9% for the first half of 1999 and 1998, respectively. Nonpersonnel expenses were $342 million in the six months of fiscal 1999, essentially unchanged from the $346 million in expenses for the six months of fiscal 1998.

In the following table of net revenues, the Company has been segregated into four major business units: equity, corporate finance advisory, fixed income and merchant banking. Net revenues from the Company's market-making and trading activities in equity and fixed income products are recognized as either principal transactions or net interest revenues depending upon the method of financing and/or hedging related to specific inventory positions. The Company evaluates its trading strategies on an overall profitability basis which includes both principal transactions revenues and net interest. Therefore, changes in net interest should not be viewed in isolation but should be viewed in conjunction with revenues from principal transactions. Each business unit represents a grouping of financial activities and products with similar characteristics. These business activities result in revenues that are recognized in multiple revenue categories contained in the Company's Consolidated Statement of Income. Net revenues by business unit contain certain internal allocations, including funding costs, which are centrally managed.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


Six Months Ended May 31, 1999

                                           Principal
                                        Transactions and
                                          Net Interest                           Investment
                                                              Commissions          Banking          Other       Total
-------------------------------------- ------------------- ------------------ ------------------ ------------ -----------
Equity                                       $   153             $ 218              $ 130              $ 1         $ 502
Corporate Finance Advisory                        (6)                                 163                            157
Fixed Income                                     621                14                260                2           897
Merchant Banking                                  (6)                                  33                             27
Other                                              1                 4                                   6            11
-------------------------------------- ------------------- ------------------ ------------------ ------------ -----------
                                              $  763             $ 236              $ 586              $ 9        $1,594
-------------------------------------- ------------------- ------------------ ------------------ ------------ -----------


Six Months Ended May 31, 1998

                                           Principal
                                        Transactions and
                                          Net Interest                           Investment
                                                              Commissions          Banking         Other       Total
-------------------------------------- ------------------- ------------------ ------------------ ----------- -----------
Equity                                        $   81             $ 173              $ 150             $  1     $  405
Corporate Finance Advisory                        (8)                                 169                         161
Fixed Income                                     797                12                337                1      1,147
Merchant Banking                                  (1)                                  26                          25
Other                                              2                 7                                   7         16
-------------------------------------- ------------------- ------------------ ------------------ ----------- -----------
                                               $ 871             $ 192              $ 682             $  9     $1,754
-------------------------------------- ------------------- ------------------ ------------------ ----------- -----------

Equity. Equity net revenues reflect equity underwriting, customer flow activities (both institutional and high-net-worth retail), secondary trading and derivative and financing activities related to equity products. The Company's equity net revenues increased 24% to $502 million for the six months of 1999 from $405 million for the six months of 1998. Higher revenues resulted from strong customer flow activities and a strong performance in equity arbitrage.

Corporate Finance Advisory. Corporate finance advisory net revenues, classified in the Consolidated Statement of Income as a component of investment banking revenues, result primarily from fees earned by the Company in its role as strategic advisor to its clients. This role consists of advising clients on mergers and acquisitions, divestitures, leveraged buyouts, financial restructurings, and a variety of cross-border transactions. Net revenues from corporate finance advisory activities were relatively unchanged at $157 million for the six months of 1999, versus the $161 million recognized in the six months of 1998.

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

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS

Fixed income products include dollar- and non-dollar government securities, mortgage and asset-backed securities, money market products, dollar- and non-dollar corporate debt securities, emerging market securities, municipal securities, financing (global access to debt financing sources including repurchase and reverse repurchase agreements), foreign exchange, and fixed income derivative products. Fixed income net revenues decreased 22% to $897 million for the six months of 1999 from $1,147 million for the six months of 1998. The decrease in the first half results from the prior year's first half reflected the absence of several sizable leveraged finance transactions that were present in the prior year's second quarter, as well as a substantial decline in the overall high yield origination market, partially offset by higher origination in the high-grade corporate bond sector.

Merchant Banking. The Company is the general partner for seven active merchant banking and venture capital partnerships and also invests directly in other merchant banking and venture capital transactions. Current merchant banking and venture capital investments include both publicly traded and privately held companies. Merchant banking net revenues represent net realized and unrealized gains and losses from the revaluation of these investments. Such amounts are classified in the Consolidated Statement of Income as a component of investment banking revenues. Merchant banking net revenues also reflect the net interest expense related to the financing of the Company's investment in the partnerships. Merchant banking net revenues for the six months of 1999 were relatively flat versus the six months of 1998.

Non-Interest Expenses. Non-interest expenses were $1,152 million for the six months of 1999 and $1,222 million for the six months of 1998. This decrease in non-interest expenses was primarily attributable to a reduction in compensation and benefits, which decreased as a result of lower net revenues.

Income Taxes. The Company's income tax provision was $129 million for the six months of 1999 compared to $206 million for the six months of 1998. The effective tax rate was 29.2% for the six months of 1999 and 38.7% for the six months of 1998. The lower effective tax rate is the result of a more favorable mix of earnings, which reduced the state and local provision, and an increase in tax benefits attributable to income and transactions subject to preferential tax treatment.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS

Funding, Capital Resources and Liquidity

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

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


Total Capital. The Company's Total Capital base at May 31, 1999 increased to $6.9 billion from $6.8 billion at November 30, 1998.

                                       May 31              November 30
(in millions)                           1999                  1998
--------------------------------------------------------------------------------
Long-term Debt

     Senior Notes                         $177                    $168
     Subordinated Indebtedness           3,922                   4,111
                                      --------                 -------
                                         4,099                   4,279

Stockholder's Equity                     2,796                   2,528


--------------------------------------------------------------------------------
Total Capital                           $6,895                  $6,807
--------------------------------------------------------------------------------

During the first six months of 1999, the Company had no new issuances. Long-term debt decreased to $4.1 billion at May 31, 1999 from $4.3 billion at November 30, 1998, with a weighted-average maturity of 4.3 years at May 31, 1999 and 4.6 years at November 30, 1998.

Secured Funding. The Company strives to maximize the portion of the Company's balance sheet that is funded on a secured basis. Secured Funding includes securities and other financial instruments sold but not yet purchased, as well as collateralized short-term financings, defined as securities sold under agreements to repurchase ("repos") and securities loaned. Because of their secured nature, OECD government repos and other investment grade types of collateralized borrowings are less credit-sensitive and have historically been a stable financing source irrespective of market conditions. At May 31, 1999 and November 30, 1998, $113 billion and $80 billion, respectively, of the Company's total balance sheet of $148 billion and $121 billion at May 31, 1999 and November 30, 1998, respectively, were financed on a secured basis.

By maximizing its use of secured funding, the Company minimizes its reliance on unsecured funding. As of May 31, 1999 and November 30, 1998, short-term debt outstanding was $570 million and $616 million, respectively. There was no commercial paper outstanding as of May 31, 1999 or November 30, 1998.

Balance Sheet. The Company's total assets increased to $147.7 billion at May 31, 1999 from $137.0 billion at February 28, 1999 and $120.8 billion at November 30, 1998. The Company's adjusted total assets, defined as total assets less the lower of securities purchased under agreements to resell or securities sold under agreements to repurchase were $83.8 billion at May 31, 1999 compared to $79.0 billion at February 28, 1999 and $72.9 billion at November 30, 1998. The Company believes adjusted total assets is a more effective measure of balance sheet usage when comparing companies in the securities industry. The increases in adjusted total assets reflect increases in government and agency inventory

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS

levels associated with increased flow activities. The remaining increase in total assets was driven by an increase in secured customer financing activities during the second quarter.

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

Credit Ratings

The Company, like other companies in the securities industry, relies on external sources to finance a significant portion of its day-to-day operations. The Company's access to and cost of funding is generally dependent upon its short- and long- term debt ratings. On July 7, 1999, Moody's placed the long-term ratings of LBI on review for possible upgrade. As of May 31, 1999 the short-and long-term senior debt ratings of LBI were as follows:

                                                       LBI
                                                       ---
                                        Short-term           Long-term**
--------------------------------------------------------------------------
Duff & Phelps Credit Rating Co.              D-1                A/A-
Fitch IBCA, Inc.                             F-1                A/A-
Moody's                                  P2                 A3*/Baa1
S&P                                          A-1               A+*/A
Thomson BankWatch                          TBW-1                A+/A




 *   Provisional ratings on shelf registration
 ** Senior/subordinated

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS
Other

High Yield Securities and Lending Activities. The Company underwrites, trades, invests and makes markets in high yield corporate debt securities. The Company also syndicates, trades and invests in loans to below investment grade-rated companies. For purposes of this discussion, high yield debt instruments are defined as securities or loans to companies rated BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans which, in the opinion of management, are non-investment grade. Non-investment grade securities generally involve greater risks than investment grade securities due to the issuer's creditworthiness and the liquidity of the market for such securities. In addition, these issuers have higher levels of indebtedness, resulting in an increased sensitivity to adverse economic conditions. The Company recognizes these risks and aims to reduce market and credit risk through the diversification of its products and counterparties. High yield debt instruments are carried at market value, and unrealized gains or losses for these securities are reflected in the Company's Consolidated Statement of Income. The Company's portfolio of such instruments at May 31, 1999, February 28, 1999 and November 30, 1998 included long positions with an aggregate market value of approximately $1.2 billion, $1.6 billion and $1.2 billion, respectively, and short positions with an aggregate market value of approximately $110 million, $108 million and $200 million, respectively. The Company may, from time to time, mitigate its net exposure to any single issuer through the use of derivatives and other financial instruments.

Additional information about the Company's High Yield Securities and Lending Activities, including related commitments, can be found in Note 5 to the Consolidated Financial Statements (Other Commitments and Contingencies).

     Merchant Banking. At May 31, 1999, the Company's investment in merchant banking and venture capital partnerships totaled $60 million and direct merchant banking and venture capital investments totaled $209 million. The Company's merchant banking and venture capital activities include investments in seven partnerships, for which the Company acts as general partner, as well as direct investments. The Company's policy is to carry its investments, including its partnership interests, at fair value based upon the Company's assessment of the underlying investments. Additional information about the Company's merchant banking activities, including related commitments, can be found in Note 5 to the Consolidated Financial Statements (Other Commitments and Contingencies).

Excess of Cost over Fair Value of Net Assets acquired ("Goodwill"). During the quarter, the Company reduced Goodwill as a result of recognizing the tax benefits associated with net operating losses acquired in prior year acquisitions.

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

Credit Risk. Credit risk represents the possibility that a counterparty will be unable to honor its contractual obligations to the Company. Credit risk management is therefore an integral component of the Company's overall risk management framework. The Credit Risk Management Department ("CRM Department") has global responsibility for implementing the Company's overall credit risk management framework.

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

Market Risk. Market risk represents the potential change in value of a portfolio of financial instruments due to changes in market rates, prices, and volatilities. Market risk management also is an essential component of the Company's overall risk management framework. The Market Risk Management Department ("MRM Department") has global responsibility for implementing the Company's overall market risk management framework. It is responsible for the preparation and dissemination of risk reports, developing and implementing the firmwide Risk Management Guidelines and evaluating adherence to these guidelines. These guidelines provide a framework for risk management decision-making. To that end, the MRM Department identifies and quantifies risk exposures, develops limits, and reports and monitors these risks with respect to the approved limits. The identification of material market risks inherent in positions includes, but is not limited to, interest rate, equity, and foreign exchange risk exposures. In addition to these risks, the MRM Department also evaluates liquidity risks, credit and sovereign concentrations.

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

Value at Risk. For purposes of Securities and Exchange Commission ("SEC") risk disclosure requirements, the Company has performed an entity-wide value at risk calculation of virtually all of the Company's trading activities. The value at risk calculation measures the potential loss in expected revenues with a 95% confidence level. The methodology incorporates actual trading revenues over a standardized 250-day historical period. A confidence level of 95% implies, on

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS

average, that daily trading revenues or losses will exceed daily expected trading revenues by an amount greater than value at risk one out of every 20 trading days. Average value at risk computed in this manner was $18.4 million and $13.5 million for the periods ended May 31, 1999 and November 30, 1998, respectively. Average value at risk increased in 1999 compared to 1998 because of the extreme market volatility during the August-October 1998 period. Excluding the effects of this volatility, average value at risk for the second quarter ended May 31, 1999 was $12.7 million.

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

Remediation is divided into three phases. Applications specified as year 2000 non-compliant have been analyzed to determine business impact and those that have been deemed critical were targeted for remediation. Selected Lehman Brothers mainframe applications were sent to an outside vendor for remediation, while the remaining applications have been repaired internally. Remediation of critical applications were completed by the end of the second quarter of 1999.

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

In March and April of 1999, the Company participated in the SIA Industrywide Test, as well as the Stock Loan Test and SIA Market Data Test in May. The Company has participated in a variety of point-to-point oversees tests in Hong Kong and Tokyo. We are currently participating in Industrywide testing in Japan with a June 27 completion. The Company has participated in testing in Germany, Italy, U.K., Sweden, and France. The Company is also participating in a cooperative test with Euroclear. The Company is also participating in Custody 2000 testing of cash and securities settlement systems with banks in Italy and Poland. Additional European tests are scheduled to October, 1999. All tests to date have been successful.

The Company has taken a leading role in the industry's efforts to deal with the year 2000 issue by actively participating and in some cases, leading, industrywide testing efforts. Lehman Brothers chaired the Participants' Industrywide Testing Subcommittee of the Securities Industry Association (SIA) which, with partners such as exchanges, depositories, market data vendors and buy-side firms, set up, refined and coordinated industrywide testing in the United States. Industrywide testing is the forum in which firms within the financial industry test the applications that transfer data between them. These tests started in March 1999 and are expected to be completed in July, 1999.

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

Year 2000 also affects building and infrastructure systems. The Company is engaged in a global effort to address facilities issues. Critical areas include facilities components such as building management systems, elevators, heating systems, security and fire alarm systems, electrical and other building services. Facilities staff has surveyed and continues to test equipment and components and, with the Third Party Vendor team, is working to ensure that vendors and suppliers are year 2000 ready.

However, even if these changes are successful, the Company remains at risk from year 2000 failures caused by third parties. Externally, the Company is an active participant in the SIA Third Party Vendor Committee. Internally, the Company is evaluating efforts of key counterparties, banks, exchanges, agencies, utilities and suppliers, among others, to assess and remediate their year 2000 issues. As part of this effort, the Third Party Vendor team has inventoried and has sent surveys to vendors whose software and hardware products the Company uses and whose services the Company employs to determine their year 2000 readiness. The team is also testing critical software and hardware products to ensure year 2000 readiness. To date the Company has received information from 99% of its vendors, including overseas vendors whose year 2000 awareness seems to be less advanced than in the United States.

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

Additionally, general uncertainty regarding the success of remediation may cause many market participants to reduce their market activities temporarily as they address and assess their year 2000 efforts in 1999. This could result in a general reduction in market activities and revenue opportunities in late 1999 and early 2000. Management cannot predict the magnitude of any such reduction or its impact on the Company 's financial results. However, the Company's Risk

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS

Management Department continues to evaluate third party and credit risks posed by year 2000. Recognizing the uncertainty of external dependencies, the Company is also preparing a contingency plan that identifies potential problems, actions to minimize the likelihood of them occurring and action plans to be invoked should they occur. The plan includes backup processes that do not rely on computer systems, where appropriate. The base contingency plan was finalized at the end of April 1999. The Company's business units continue to review and fine tune the contingency plan and to respond to new information about year 2000 risks as such information becomes available.

However, as stated above, there can be no guarantee or assurance that the systems of other companies on which the Company's systems rely will be remediated in a timely manner. This or a failure to remediate by another company or a remediation that is incompatible with the Company's systems could have a material adverse effect on the Company.

The Company has established an internal auditing plan to ensure ongoing compliance of tested applications.

The Company's total year 2000 project cost is based on presently available information. The total remaining cost of the year 2000 project is estimated at approximately $3 million, which will be funded through operating cash flow and expensed as incurred over the next one year. The Company has incurred and expensed approximately $2 million in 1997, $4 million in 1998, and $2 million through May 31, 1999, related to the year 2000 project.

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

Accounting Standards Not Yet Adopted by the Company

In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 is effective for the Company in Fiscal 1999 and establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS No. 131 in its 1999 Annual Report.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires all derivatives to be recorded on the balance sheet at fair value. In June 1999, the FASB extended the implementation date of SFAS No. 133 by one year. As a result, SFAS No. 133 will now be effective for the Company on December 1, 2000 (Fiscal Year 2001). The expected impact of adoption on the Company's results of operations has not yet been determined, however it is not likely to be material since most of the Company's derivatives are carried at fair value.

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

County of Orange et al. v. Bear Stearns & Co. et al. (Reported in LBI's Annual Report on Form 10-K)

         On June 29, 1999, the district court entered final orders approving the settlement reached between the County and the remaining broker-dealer defendants. This settlement finally resolves all of the County's claims against the Company.


Bamaodah v. E.F. Hutton & Company Inc. (Reported in LBI's Annual Report on Form 10-K)

         The hearing scheduled for April, 1999 has been adjourned to October, 1999.

Actions Relating to National Association of Securities Dealers Automated Quotations System ("NASDAQ") Market Maker Antitrust and Securities Litigation (Reported in LBI's Annual Report on Form 10-K)

         Two appeals from the Final Judgment and Order of Dismissal were filed. One was withdrawn. The other was dismissed by the Second Circuit Court of Appeals on July 8, 1999.

Easton & Co. v. Mutual Benefit Life Insurance Co., et al., Easton & Co. v. Lehman Brothers Inc. (Reported In LBI's Annual Report on Form 10-K)

         On May 25, 1999, the Court signed an Order and Final Judgment approving the settlements reached in these two consolidated class actions.


Corporacion Nacional del Cobre de Chile v. Lehman Brothers Inc., Lehman Brothers Commercial Corp., Lehman Brothers Commodities Ltd. and Lehman Brothers Holdings Inc.

         On April 29, 1999, Corporacion Nacional del Cobre de Chile ("Codelco") filed an Amended Statement of Claim against LBI and certain of its affiliates in a proceeding before the American Arbitration Association. In connection with the metals trading conducted by Codelco's chief metals trader, Juan Pablo Davila, the Amended Statement of Claim asserts the following claims against Lehman
Brothers: common law fraud, aiding and abetting fraud, breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, breach of contract, and breach of duty of good faith and fair dealing. The Amended Statement of Claim seeks damages in the amount of $48 million for Codelco's alleged trading losses with Lehman Brothers, additional amounts to be determined by the arbitrators for Codelco's losses with other brokers allegedly caused by Lehman's misconduct, plus punitive damages and attorneys' fees.

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



                                      LEHMAN BROTHERS INC.
                                          (Registrant)








Date:    July 15, 1999                By:  /s/ David Goldfarb
                                           -----------------------------------
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                                  EXHIBIT INDEX



Exhibit No.        Exhibit

Exhibit 12.1       Computation in Support of Ratio of Earnings to Fixed Charges

Exhibit 27         Financial Data Schedule

                                                                Exhibit 12.1



                      LEHMAN BROTHERS INC. and SUBSIDIARIES
          COMPUTATION in SUPPORT of RATIO of EARNINGS to FIXED CHARGES
                              (Dollars in millions)
                                   (Unaudited)



                                        For the       For the         For the           For the          For the          For the
                                         Eleven        Twelve          Twelve           Twelve            Twelve            Six
                                         Months     Months Ended    Months Ended     Months Ended      Months Ended    Months Ended
                                         Ended      November 30     November 30       November 30      November 30        May 31
                                      November 30       1995            1996             1997              1998            1999
                                          1994
                                      ------------  -------------   -------------    --------------    -------------   -------------
Fixed Charges:
  Interest expense:
     Subordinated indebtedness          $  184       $    204        $    221        $      236        $     239           $  145
     Bank loans and other
borrowings*                              5,661          9,750           9,900           11,980            14,491          6,303
     Interest component of rentals
    of office and equipment                 27             25              18               16                16              8
  Other adjustments**                       53              2               7                3                 4
                                      ============  =============   =============    ==============    =============   =============
   TOTAL (A)                            $5,925         $9,981         $10,146          $12,235           $14,750         $6,456
                                      ============  =============   =============    ==============    =============   =============

Earnings:
   Pretax income (loss) from
continuing operations                 $      1      $      78        $    309        $     593         $     847        $   442
   Fixed charges                         5,925          9,981          10,146           12,235            14,750          6,456
   Other adjustments***                    (52)            (1)             (6)              (2)               (4)
                                      ============  =============   =============    ==============    =============   =============
   TOTAL (B)                            $5,874        $10,058         $10,449          $12,826           $15,593         $6,898
                                      ============  =============   =============    ==============    =============   =============
(B/A)                                     ****           1.01            1.03             1.05              1.06           1.07


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

****     Earnings were  inadequate to cover fixed charges and would have had to
         increase   approximately  $51  million  in  1994  in  order  to  cover deficiencies.