Form 10-Q
period 1999-08-31
LEHMAN BROTHERS INC//
filed 1999-10-14
CIK 728586

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ]             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1999

                                       OR

[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

                          Commission file number 1-6817

                              Lehman Brothers Inc.
             (Exact Name of Registrant As Specified In Its Charter)

           Delaware                                 13-3216325
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

            3 World Financial Center
              New York, New York                         10285
             (Address of principal                    (Zip Code)
               executive offices)

       Registrant's telephone number, including area code: (212) 526-7000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

As of September 30, 1999, 1,006 shares of the Registrant's Common Stock, par value $.10 per share, were outstanding.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES

                                    FORM 10-Q

                      FOR THE QUARTER ENDED AUGUST 31, 1999

                                      INDEX


Part I.                 FINANCIAL INFORMATION                         Page
                                                                     Number

 Item 1.    Financial Statements - (unaudited)

                Consolidated Statement of Income -
                Three and Nine Months Ended
                August 31, 1999 and 1998................................  3

                Consolidated Statement of Financial Condition -
                August 31, 1999 and November 30, 1998...................  5

                Consolidated Statement of Cash Flows -
                Nine Months Ended                                         7
                August 31, 1999 and 1998................................

                Notes to Consolidated Financial Statements..............  9


 Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................  15

Part II.              OTHER INFORMATION

 Item 1.    Legal Proceedings..........................................  36

 Item 6.    Exhibits and Reports on Form 8-K...........................  37

Signature     .......................................................... 38

EXHIBIT INDEX .......................................................... 39

Exhibits

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                        CONSOLIDATED STATEMENT of INCOME
                                   (Unaudited)
                                  (In millions)


                                                   Three months ended
                                         -------------------------------------
                                            August 31            August 31
                                              1999                 1998
                                         ----------------     ----------------

Revenues
     Investment banking                      $    356            $    406
     Principal transactions                       291                 145
     Commissions                                  107                 108
     Interest and dividends                     3,228               4,083
     Other                                          3                  24
                                         ----------------     ----------------
         Total revenues                         3,985               4,766
Interest expense                                3,100               3,928
                                         ----------------     ----------------
         Net revenues                             885                 838
                                         ----------------     ----------------
Non-interest expenses
     Compensation and benefits                    446                 375
     Brokerage and clearance                       40                  51
     Management Fee                                81                  22
     Technology and communications                 44                  43
     Business development                          22                  17
     Professional fees                             18                  12
     Occupancy                                     12                  13
     Other                                         13                   7
                                         ----------------     ----------------
         Total non-interest expenses              676                 540
                                         ----------------     ----------------
Income before taxes                               209                 298
     Provision for income taxes                    70                 106
                                         ================     ================
Net income                                   $    139            $    192
                                         ================     ================


                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                        CONSOLIDATED STATEMENT of INCOME
                                   (Unaudited)
                                  (In millions)


                                                   Nine months ended
                                          -------------------------------------
                                             August 31            August 31
                                               1999                 1998
                                          ----------------     ----------------

 Revenues
      Investment banking                    $      942           $   1,088
      Principal transactions                       842                 752
      Commissions                                  343                 300
      Interest and dividends                     9,888              11,486
      Other                                         12                  33
                                          ----------------     ----------------
          Total revenues                        12,027              13,659
 Interest expense                                9,548              11,067
                                          ----------------     ----------------
          Net revenues                           2,479               2,592
                                          ----------------     ----------------
 Non-interest expenses
      Compensation and benefits                  1,256               1,251
      Brokerage and clearance                      138                 145
      Management Fee                               132                  70
      Technology and communications                131                 130
      Business development                          63                  57
      Professional fees                             40                  38
      Occupancy                                     34                  38
      Other                                         34                  33
                                          ----------------     ----------------
          Total non-interest expenses            1,828               1,762
                                          ----------------     ----------------
 Income before taxes                               651                 830
      Provision for income taxes                   199                 312
                                          ================     ================
 Net income                                 $      452          $      518
                                          ================     ================




                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENT of FINANCIAL CONDITION
                                   (Unaudited)
                                  (In millions)


                                                                                    August 31             November 30
                                                                                      1999                   1998
                                                                                ------------------     ------------------
ASSETS
Cash and cash equivalents                                                       $        758            $        460

Cash and securities segregated and on deposit for regulatory  and other
purposes                                                                               1,001                     909

Securities and other financial instruments owned:
     Governments and agencies                                                         20,967                  16,611
     Mortgages and mortgage-backed                                                     9,594                   9,844
     Corporate equities                                                                9,342                   5,694
     Corporate debt and other                                                          4,874                   6,824
     Derivatives and other contractual agreements                                      4,536                   5,580
     Certificates of deposit and other money market instruments                        2,942                   1,392
                                                                                ------------------     ------------------
                                                                                      52,255                  45,945
                                                                                ------------------     ------------------

Collateralized short-term agreements:
     Securities purchased under agreements to resell                                  61,365                  47,913
     Securities borrowed                                                              21,863                  14,760

Receivables:
     Brokers, dealers and clearing organizations                                       2,393                   2,154
     Customers                                                                         2,987                   3,148
     Others                                                                            7,018                   4,859

Property, equipment and leasehold improvements (net of accumulated
depreciation and amortization of $580 in 1999 and $559 in 1998)                          270                     272

Other assets                                                                             189                     261

Excess of cost over fair value of net assets acquired (net of accumulated
amortization of $114 in 1999 and $108 in 1998)                                           121                     152
                                                                                ------------------     ------------------
     Total Assets                                                                  $ 150,220               $ 120,833
                                                                                ==================     ==================



                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
           CONSOLIDATED STATEMENT of FINANCIAL CONDITION - (Continued)
                                   (Unaudited)
                        (In millions, except share data)



                                                                                           August 31          November 30
                                                                                             1999                1998
                                                                                         --------------     ----------------
LIABILITIES AND STOCKHOLDER'S EQUITY
Commercial paper and short-term debt                                                     $       572        $       616
Securities and other financial instruments sold but not yet purchased:
     Governments and agencies                                                                 15,181              12,028
     Corporate equities                                                                        3,678               1,428
     Derivatives and other contractual agreements                                              3,614               3,816
     Corporate debt and other                                                                  1,141               1,761
                                                                                         --------------     ----------------
                                                                                              23,614              19,033
                                                                                         --------------     ----------------
Collateralized short-term financing:
     Securities sold under agreements to repurchase                                           77,197              58,905
     Securities loaned                                                                        16,445               5,474
Advances from Holdings and other affiliates                                                   16,726              21,560
Payables:
     Brokers, dealers and clearing organizations                                               2,243               2,230
     Customers                                                                                 4,615               4,540
Accrued liabilities and other payables                                                         1,768               1,668
Long-term debt:
     Senior notes                                                                                182                 168
     Subordinated indebtedness                                                                 3,924               4,111
                                                                                         --------------     ----------------
         Total liabilities                                                                   147,286             118,305
                                                                                         --------------     ----------------

Commitments and contingencies


STOCKHOLDER'S EQUITY
Preferred stock,  $0.10 par value;  10,000 shares  authorized;  none outstanding
Common stock, $0.10 par value; 10,000 shares authorized;
  1,006 shares issued and outstanding
Additional paid-in capital                                                                     1,759               1,759
Accumulated other comprehensive income                                                             1                   3
Retained earnings                                                                              1,174                 766
                                                                                         --------------     ----------------
         Total stockholder's equity                                                            2,934               2,528
                                                                                         ==============     ================
         Total liabilities and stockholder's equity                                        $ 150,220           $ 120,833
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

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT of CASH FLOWS
                                   (Unaudited)
                                  (In millions)


                                                                                             Nine months ended
                                                                                   --------------------------------------
                                                                                      August 31             August 31
                                                                                         1999                 1998
                                                                                   -----------------     ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                          $      452            $      518
Adjustments to reconcile net income to net cash provided by   (used in)
operating activities:
     Depreciation and amortization                                                          43                    41
     Provisions for losses and other reserves                                               24                    29
     Other adjustments                                                                      30                    54
Net change in:
     Cash and securities segregated                                                        (92)                 (459)
     Securities and other financial instruments owned                                   (6,310)              (17,664)
     Securities borrowed                                                                (7,103)               (4,506)
     Receivables from brokers, dealers and clearing organizations                         (239)                1,060
     Receivables from customers                                                            161                  (919)
     Securities and other financial instruments sold but not yet purchased               4,581                 6,156
     Securities loaned                                                                  10,971                   683
     Payables to brokers, dealers and clearing organizations                                13                 2,588
     Payables to customers                                                                  75                 1,734
     Accrued liabilities and other payables                                                 76                  (247)
     Other operating assets and liabilities, net                                        (2,078)               (2,581)
                                                                                   -----------------     ----------------
         Net cash provided by (used in) operating activities                       $       604             $ (13,513)
                                                                                   -----------------     ----------------



                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                CONSOLIDATED STATEMENT of CASH FLOWS (Continued)
                                   (Unaudited)
                                  (In millions)


                                                                                            Nine months ended
                                                                                   -------------------------------------
                                                                                      August 31            August 31
                                                                                        1999                 1998
                                                                                   ----------------     ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of senior notes                                                                      $       (79)
Proceeds from issuance of subordinated indebtedness                                                             750
Principal payments of subordinated indebtedness                                     $     (202)                (791)
Net proceeds from commercial paper and short-term debt                                     (44)                 327
Resale agreements net of repurchase agreements                                           4,840                3,208
Advances from Holdings and other affiliates                                             (4,834)              10,567
Dividends and capital distributions paid                                                   (46)                 (60)
                                                                                   ----------------     ----------------
       Net cash provided by (used in) by financing activities                             (286)              13,922
                                                                                   ----------------     ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold improvements                                (20)                 (25)
                                                                                   ----------------     ----------------
       Net cash used in investing activities                                               (20)                 (25)
                                                                                   ----------------     ----------------
       Net change in cash and cash equivalents                                             298                  384
                                                                                   ----------------     ----------------
Cash and cash equivalents, beginning of period                                             460                  220
                                                                                   ================     ================
       Cash and cash equivalents, end of period                                     $      758           $      604
                                                                                   ================     ================



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)

Interest paid totaled $9,558 and $11,070 for the nine months ended August 31, 1999 and 1998, respectively. Income taxes paid totaled $2,931 and $482 for the nine months ended August 31, 1999 and 1998, respectively.




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

2.  Capital Requirements:

As a registered broker-dealer, LBI is subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At August 31, 1999, LBI's regulatory net capital, as defined, of $1,466 million exceeded the minimum requirement by $1,368 million.

The Company's "AAA" rated derivatives subsidiaries, Lehman Brothers Financial Products Inc. ("LBFP") and Lehman Brothers Derivative Products Inc. ("LBDP"), have established certain capital and operating restrictions which are reviewed by various rating agencies. At August 31, 1999, LBFP and LBDP each had capital which exceeded the requirement of the most stringent rating agency by approximately $144 million and $30 million, respectively.

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

3.  Derivative Financial Instruments:

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

                     LEHMAN BROTHERS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                  Average Fair Value*
                                                                   Fair Value*                     Nine Months Ended
                                                                 August 31, 1999                    August 31, 1999
                                                         --------------------------------- ----------------------------------
(in millions)                                               Assets          Liabilities       Assets           Liabilities
-------------------------------------------------------- -------------- -- --------------- -------------- --- ---------------
Interest rate and currency swaps and options
(including caps, collars and floors)                         $ 3,339            $ 2,308        $ 3,786            $ 2,263
Foreign exchange forward contracts and      options
                                                                 539                517            726                640
Options on other fixed income securities,
mortgage-backed securities forward  contracts and
options                                                          360                392            334                278
Equity contracts (including equity swaps, warrants
and options)                                                     298                397            315                349
Commodity contracts (including swaps, forwards
and options)                                                                                         3                  1
                                                         -------------- -- --------------- -------------- --- ---------------
         Total                                               $ 4,536            $ 3,614        $ 5,164            $ 3,531
                                                         -------------- -- --------------- -------------- --- ---------------

* Amounts represent carrying value (exclusive of non-cash collateral) and do not include receivables or payables related to exchange-traded futures contracts.


                                                                                                 Average Fair Value*
                                                                    Fair Value*                   Twelve Months Ended
                                                                 November 30, 1998                 November 30, 1998
                                                         ---------------------------------- ---------------------------------
(in millions)                                               Assets           Liabilities        Assets         Liabilities
-------------------------------------------------------- -------------- -- ---------------- --------------- - ---------------
Interest rate and currency swaps and options
(including caps, collars and floors)                         $ 4,491            $ 2,371         $ 4,298           $ 2,283
Foreign exchange forward contracts and options                   476                752             652               593
Options on other fixed income securities,
mortgage-backed securities forward  contracts and
options                                                          217                211             281               256
Equity contracts (including equity swaps, warrants
and options)                                                     385                473             188               246
Commodity contracts (including swaps, forwards
and options)                                                      11                  9              24                 7
                                                         -------------- -- ---------------- --------------- - ---------------
         Total                                               $ 5,580           $  3,816         $ 5,443           $ 3,385
                                                         -------------- -- ---------------- --------------- - ---------------


* Amounts represent carrying value (exclusive of non-cash collateral) and do not include receivables or payables related to exchange-traded futures contracts.

                     LEHMAN BROTHERS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

Assets included in the tables on the previous page represent the Company's unrealized gains, net of unrealized losses for situations in which the Company has a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties. Therefore, the fair value of assets/liabilities related to derivative contracts at August 31, 1999 represents the Company's net receivable/payable for derivative financial instruments before consideration of collateral. Included within the $4,536 million fair value of assets at August 31, 1999 was $4,434 million related to swaps and other OTC contracts and $102 million related to exchange-traded option and warrant contracts. Included within the $5,580 million fair value of assets at November 30, 1998 was $5,333 million related to swaps and other OTC contracts and $247 million related to exchange-traded option and warrant contracts.

With respect to OTC contracts, including swaps, the Company views its net credit exposure to be $3,871 million at August 31, 1999, representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of amounts due from non-consolidated affiliates of $54 million and collateral of $509 million. Presented below is an analysis of the Company's third party net credit exposure at August 31, 1999 for OTC contracts based upon actual ratings made by external rating agencies or by equivalent ratings established and utilized by the Company's Credit Risk Management Department.


Counterparty                   S&P/Moody's                   Net Credit
Risk Rating                    Equivalent                     Exposure
-----------                    ----------                     --------
     1                           AAA/Aaa                        15%
     2                      AA-/Aa3 or higher                   17%
     3                       A-/A3 or higher                    39%
     4                     BBB-/Baa3 or higher                  23%
     5                      BB-/Ba3 or higher                    4%
     6                       B+/B1 or lower                      2%

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

                     LEHMAN BROTHERS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS


4.  Other Commitments and Contingencies:

In connection with its financing activities, the Company had outstanding commitments under certain lending arrangements of approximately $2.6 billion at August 31, 1999 and $3.0 billion at November 30, 1998. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness.

The Company, through its high yield sales, trading and underwriting activities, makes commitments to extend credit principally to below investment grade borrowers and then sells a significant portion of these commitments through syndication. These commitments, net of syndications and participations, totaled $1.1 billion and $1.5 billion at August 31, 1999 and November 30, 1998, respectively, and are typically secured against the borrowers' assets and have fixed maturity dates. The draw down of these facilities is generally contingent upon certain representations, warranties and contractual conditions applicable to the borrower. Total commitments are not indicative of actual risk or funding requirements as the commitments may not be drawn or fully utilized and the Company will continue to syndicate and/or sell these commitments.

The Company also had lending commitments to high-grade borrowers of $2.3 billion and $610 million at August 31, 1999 and November 30, 1998, respectively. These commitments also are typically secured against the borrower's assets, have fixed maturity dates, and are generally contingent upon certain representations, warranties and contractual conditions applicable to the borrower. The company generally sells a significant portion of these commitments through syndication

At August 31, 1999 and November 30, 1998, the Company had commitments to invest up to $303 million and $238 million, respectively, directly and through partnerships, in merchant banking and venture capital related investments. These commitments will be funded as required through the end of the respective investment periods, principally expiring in 2004.

In addition to these specific commitments, the Company had various other commitments of approximately $300 million and $305 million at August 31, 1999 and November 30, 1998, respectively.

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

5.  Related Parties:

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

During the nine months ended August 31, 1999, the Company paid dividends to Holdings of $46 million.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


Business Environment

The principal business activities of Lehman Brothers Inc. ("LBI") and subsidiaries (collectively, the "Company" or "Lehman Brothers") are investment banking and securities trading and sales, which by their nature are subject to volatility, primarily due to changes in interest and foreign exchange rates and security valuations, global economic and political trends and industry competition. Revenues and earnings may vary significantly from quarter to quarter and from year to year. As a result, the Company's businesses are evaluated across market cycles for operating profitability and their contribution to the Company's long-term strategic objectives. The Company strives to minimize the effects of economic downturns through its diversified revenue base, stringent cost controls, global presence, and risk management practices.

U.S. economic growth remained very strong at the turn of the year leading to a sharp rise in U.S. bond yields, notwithstanding successive external trade and financial shocks in many developing countries. While wage and price inflation remained low, the risk of rising inflationary pressures emanating from a tightening labor market caused the Federal Reserve to raise the Federal funds rate twice, each by 25 basis points, on June 30 and August 24, 1999. Increasing evidence that growth had slowed in the second quarter (to just 1.8%) and a decline in the value of the dollar relative to the yen led to a modest rise in ten-year Treasury yields from 5.6% to 5.9% in the three months ended August, 1999.

The two hikes in interest rates and the risk of potentially more increases constrained the equity markets in the fiscal third quarter despite strong corporate earnings growth. In addition, the decline in the value of the dollar relative to the yen caused concern over whether foreign investors would reduce their U.S. equity holdings. For the third quarter ended August 31, the DJIA and S&P 500 were up 2.2% and 2.0% respectively. However, for the first three quarters of the fiscal year, all three major indices were in positive territory; the DJIA was up 18.6%, the S&P was up 12.3%, and the NASDAQ was up 36.7%.

Corporate Finance Advisory activities continued at near record levels. Industrywide, the volume of announced transactions soared to approximately $2 trillion. The first nine months of 1999 also reflected a steady advance of merger and acquisition activity involving European companies and cross-border mergers and acquisitions. Merger and acquisition activities continued to reflect the trends of consolidation, deregulation and globalization across industry sectors and across borders.

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

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS





Results of Operations
For the Three Months Ended August 31, 1999 and 1998

The Company reported net income of $139 million for the third quarter ended August 31, 1999, representing a decrease of 28% from net income of $192 million for the third quarter ended August 31, 1998.

Net revenues increased to $885 million for the third quarter of 1999 from $838 million for the third quarter of 1998. Consistent with the Company's strategy to grow higher margin businesses and diversify its revenue base, a greater proportion of revenues were generated in equities which experienced a record quarter.

Compensation and benefits expense as a percentage of net revenues was 50.4% and 44.7% for the third quarter of 1999 and 1998, respectively. Nonpersonnel expenses were $230 million in the third quarter of 1999 and $165 million in the third quarter of 1998.

In the following table of net revenues, the Company has been segregated into four major business units: equity, fixed income, corporate finance advisory and merchant banking. Net revenues from the Company's market-making and trading activities in equity and fixed income products are recognized as either principal transactions or net interest revenues depending upon the method of financing and/or hedging related to specific inventory positions. The Company evaluates its trading strategies on an overall profitability basis which includes both principal transactions revenues and net interest. Therefore, changes in net interest should not be viewed in isolation but should be viewed in conjunction with revenues from principal transactions. Each business unit represents a grouping of financial activities and products with similar characteristics. These business activities result in revenues that are recognized in multiple revenue categories contained in the Company's Consolidated Statement of Income. Net revenues by business unit contain certain internal allocations, including funding costs, which are centrally managed.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


Three Months Ended August 31, 1999

                                           Principal
                                        Transactions and
                                          Net Interest                           Investment
                                                              Commissions          Banking          Other       Total
-------------------------------------- ------------------- ------------------ ------------------ ------------ ----------
Equity                                         $ 216            $   95             $   70                        $ 381
Fixed Income                                     207                10                187                          404
Corporate Finance Advisory                        (2)                                 103                          101
Merchant Banking                                  (3)                                  (4)                          (7)
Other                                              1                 2                                 $ 3           6
-------------------------------------- ------------------- ------------------ ------------------ ------------ ----------
                                               $ 419             $ 107              $ 356              $ 3       $ 885
-------------------------------------- ------------------- ------------------ ------------------ ------------ ----------



Three Months Ended August 31, 1998

                                           Principal
                                        Transactions and
                                          Net Interest                           Investment
                                                              Commissions          Banking         Other       Total
-------------------------------------- ------------------- ------------------ ------------------ ----------- -----------
Equity                                        $   21             $  95              $ 108            $   2      $ 226
Fixed Income                                   $ 264                 8                147                2        421
Corporate Finance Advisory                        (5)                                 142                         137
Merchant Banking                                  (5)                                   9                           4
Other                                             25                 5                                  20         50
-------------------------------------- ------------------- ------------------ ------------------ ----------- -----------
                                               $ 300             $ 108              $ 406             $ 24      $ 838
-------------------------------------- ------------------- ------------------ ------------------ ----------- -----------

Equity. Equity net revenues reflect equity underwriting, customer flow activities (both institutional and high-net-worth retail), secondary trading and derivative and financing activities related to equity products. The Company's equity net revenues increased 69% to a record high of $381 million for the third quarter of 1999 from $226 million for the third quarter of 1998. Higher revenues are primarily attributable to continued strong customer flow in both cash and derivative products, and a strong contribution from equity arbitrage. The increase in revenues also benefited from favorable comparisons to a difficult market environment in the prior year.

Fixed Income. The Company's fixed income net revenues reflect debt underwriting, customer flow activities (both institutional and high-net-worth retail), secondary trading and financing activities related to fixed income products. Fixed income products include dollar- and non-dollar government securities, mortgage- and asset-backed securities, money market products, dollar- and non-dollar corporate debt securities, emerging market securities, municipal securities, financing (global access to debt financing sources including repurchase and reverse repurchase agreements), foreign exchange, and fixed income derivative products. Fixed income net revenues decreased to $404 million for the third quarter of 1999 from $421 million recognized in the third quarter of 1998. The reduction in the third quarter results versus the prior year

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


quarter reflected stronger syndicate activity, offset by reduced customer flow across several fixed income products.

Corporate Finance Advisory. Corporate finance advisory net revenues, classified in the Consolidated Statement of Income as a component of investment banking revenues, result primarily from fees earned by the Company in its role as strategic advisor to its clients. This role consists of advising clients on mergers and acquisitions, divestitures, leveraged buyouts, financial restructurings, and a variety of cross-border transactions. Net revenues from corporate finance advisory activities were $101 million for the third quarter of 1999, down from $137 million recognized in the third quarter of 1998, but up 28% from the second quarter of 1999.

Merchant Banking. The Company is the general partner for eleven active merchant banking and venture capital partnerships and also invests directly in other merchant banking and venture capital transactions. Current merchant banking investments include both publicly traded and privately held companies. Merchant banking net revenues represent net realized and unrealized gains and losses from the revaluation of these investments. Such amounts are classified in the Consolidated Statement of Income as a component of investment banking revenues. Merchant banking net revenues also reflect the net interest expense related to the financing of the Company's investment in the partnerships. Merchant banking net revenues were $(7) million for the third quarter of 1999, down $11 million from the third quarter of 1998. The decrease is the result of unrealized losses on several publicly traded positions.

Non-Interest Expenses. Non-interest expenses were $676 million for the third quarter of 1999 and $540 million for the third quarter of 1998. This increase was primarily attributable to higher compensation and benefit costs associated with higher revenues, and an increase in net management fees paid to affiliates. These fees increased as a result of changes in the mix of activities between the Company and other affiliates of Holdings.

Income Taxes. The Company's income tax provision was $70 million for the third quarter of 1999 compared to $106 million for the third quarter of 1998. The effective tax rate was 33% for the third quarter of 1999 and 36% for the third quarter of 1998. The decrease in the effective tax rate reflects an increase in tax benefits attributable to income and transactions subject to preferential tax treatment, partially offset by an increase in state and local taxes.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


Results of Operations
For the Nine Months Ended August 31, 1999 and 1998

The Company reported net income of $452 million for the nine months ended August 31, 1999, representing a decrease of 13% from net income of $518 million for the nine months ended August 31, 1998.

Net revenues decreased to $2,479 million for the first nine months of 1999 from $2,592 million for the first nine months of 1998. Revenues declined due to decreased activity in the high yield origination market partially offset by record revenues in the equities business.

Compensation and benefits expense as a percentage of net revenues was 50.7% and 48.3% for the first nine months of 1999 and 1998, respectively. Nonpersonnel expenses were $572 million in the nine months of fiscal 1999 compared to $511 million in the nine months of fiscal 1998.

In the following table of net revenues, the Company has been segregated into four major business units: equity, fixed income, corporate finance advisory and merchant banking. Net revenues from the Company's market-making and trading activities in equity and fixed income products are recognized as either principal transactions or net interest revenues depending upon the method of financing and/or hedging related to specific inventory positions. The Company evaluates its trading strategies on an overall profitability basis which includes both principal transactions revenues and net interest. Therefore, changes in net interest should not be viewed in isolation but should be viewed in conjunction with revenues from principal transactions. Each business unit represents a grouping of financial activities and products with similar characteristics. These business activities result in revenues that are recognized in multiple revenue categories contained in the Company's Consolidated Statement of Income. Net revenues by business unit contain certain internal allocations, including funding costs, which are centrally managed.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


Nine Months Ended August 31, 1999

                                           Principal
                                        Transactions and
                                          Net Interest                           Investment
                                                              Commissions          Banking          Other       Total
-------------------------------------- ------------------- ------------------ ------------------ ------------ -----------
Equity                                      $    368             $ 313              $ 200            $   2         $ 883
Fixed Income                                     829                23                447                2         1,301
Corporate Finance Advisory                        (8)                                 266                            258
Merchant Banking                                  (9)                                  29                             20
Other                                              2                 7                                   8            17
-------------------------------------- ------------------- ------------------ ------------------ ------------ -----------
                                             $ 1,182             $ 343              $ 942             $ 12       $ 2,479
-------------------------------------- ------------------- ------------------ ------------------ ------------ -----------



Nine Months Ended August 31, 1998

                                           Principal
                                        Transactions and
                                          Net Interest                           Investment
                                                              Commissions          Banking         Other       Total
-------------------------------------- ------------------- ------------------ ------------------ ----------- -----------
Equity                                      $    102             $ 268            $   259            $   2    $   631
Fixed Income                                   1,062                20                484                3      1,569
Corporate Finance Advisory                       (13)                                 311                         298
Merchant Banking                                  (7)                                  35                          28
Other                                             27                12                 (1)              28         66
-------------------------------------- ------------------- ------------------ ------------------ ----------- -----------
                                             $ 1,171             $ 300            $ 1,088             $ 33    $ 2,592
-------------------------------------- ------------------- ------------------ ------------------ ----------- -----------

Equity. Equity net revenues reflect equity underwriting, customer flow activities (both institutional and high-net-worth retail), secondary trading and derivative and financing activities related to equity products. The Company's equity net revenues increased 40% to $883 million for the first nine months of 1999 from $631 million for the first nine months of 1998. Higher revenues resulted from increased customer flow activity in cash and derivative products and a strong contribution from equity arbitrage partially offset by decreased equity origination.

Fixed Income. The Company's fixed income net revenues reflect debt underwriting, customer flow activities (both institutional and high-net-worth retail), secondary trading and financing activities related to fixed income products. Fixed income products include dollar- and non-dollar government securities, mortgage and asset-backed securities, money market products, dollar- and non-dollar corporate debt securities, emerging market securities, municipal securities, financing (global access to debt financing sources including repurchase and reverse repurchase agreements), foreign exchange, and fixed income derivative products. Fixed income net revenues decreased to $1,301 million for the nine months of 1999 from $1,569 million for the nine months of 1998, reflecting reduced customer flow from origination and secondary activity across various products.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


Corporate Finance Advisory. Corporate finance advisory net revenues, classified in the Consolidated Statement of Income as a component of investment banking revenues, result primarily from fees earned by the Company in its role as strategic advisor to its clients. This role consists of advising clients on mergers and acquisitions, divestitures, leveraged buyouts, financial restructurings, and a variety of cross-border transactions. Net revenues from corporate finance advisory activities decreased $258 million for the first nine months of 1999, versus the $298 million recognized in the first nine months of 1998.

Merchant Banking. The Company is the general partner for eleven active merchant banking partnerships and also invests directly in other merchant banking and venture capital transactions. Current merchant banking and venture capital investments include both publicly traded and privately held companies. Merchant banking net revenues represent net realized and unrealized gains and losses from the revaluation of these investments. Such amounts are classified in the Consolidated Statement of Income as a component of investment banking revenues. Merchant banking net revenues also reflect the net interest expense related to the financing of the Company's investment in the partnerships. Merchant banking net revenues were $20 million for the first nine months of 1999, down from $28 million in the first nine months of 1998 due to lower unrealized gains on several publicly traded positions.

Non-Interest Expenses. Non-interest expenses were $1,828 million for the first nine months of 1999 and $1,762 million for the first nine months of 1998. This increase was primarily attributable to higher compensation and benefit costs associated with higher revenues, and an increase in net management fees paid to affiliates. These fees increased as a result of changes in the mix of activities between the Company and other affiliates of Holdings.

Income Taxes. The Company's income tax provision was $199 million for the nine months of 1999 compared to $312 million for the nine months of 1998. The effective tax rate was 31% for the nine months of 1999 and 38% for the nine months of 1998. The decrease in the effective tax rate reflects an increase in tax benefits attributable to income and transactions subject to preferential tax treatment.

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

Total Capital The Company's Total Capital base at August 31, 1999 increased to $7.0 billion from $6.8 billion at November 30, 1998, due to the retention of earnings, offset by principal payments of subordinated indebtedness.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS



                                     August 31               November 30
(in millions)                           1999                    1998
-------------------------------- --------------------- ------------------------
Long-term Debt

    Senior Notes                     $    182                $    168
    Subordinated Indebtedness           3,924                   4,111
                                        -----                   -----
                                        4,106                   4,279

Stockholder's Equity                    2,934                   2,528

-------------------------------- --------------------- ------------------------
Total Capital                         $ 7,040                 $ 6,807
-------------------------------- --------------------- ------------------------

During the first nine months of 1999, the Company had no new issuances. Long-term debt decreased to $4.1 billion at August 31, 1999 from $4.3 billion at November 30, 1998 with a weighted-average maturity of 4.7 years at August 31, 1999 and 4.6 years at November 30, 1998.

Secured Funding. The Company strives to maximize the portion of the Company's balance sheet that is funded on a secured basis. Secured Funding includes securities and other financial instruments sold but not yet purchased, as well as collateralized short-term financings, defined as securities sold under agreements to repurchase ("repos") and securities loaned. Because of their secured nature, OECD government repos and other investment grade types of collateralized borrowings are less credit-sensitive and have historically been a stable financing source irrespective of market conditions. At August 31, 1999 and November 30, 1998, $114 billion and $80 billion, respectively, of the Company's total balance sheet of $150 billion and $121 billion at August 31, 1999 and November 30, 1998, respectively, were financed on a secured basis.

By maximizing its use of secured funding, the Company minimizes its reliance on unsecured funding. As of August 31, 1999 and November 30, 1998, short-term debt outstanding was $572 million and $616 million, respectively. There was no commercial paper outstanding as of August 31, 1999 or November 30, 1998.

Year 2000 Funding Strategy. The Company has expanded the focus of its Liquidity Management process to include the effects of potential market disruptions related to Year 2000.

Although the Company can not anticipate all potential disruptions that may arise due to the century date change and their effect on liquidity, the Company has implemented a Year 2000 liquidity management strategy, including contingency plans and action steps, in an attempt to mitigate the impact of these disruptions on the Company.

Specific action steps currently in progress include extending the maturity of financing trades, both secured and unsecured, to build an appropriate term structure through the fourth calendar quarter of 1999 and into the first

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


calendar quarter of 2000. In addition, the Company continues to build a funded surplus across currencies to meet unanticipated needs.

Balance Sheet. The Company's total assets increased to $150.2 billion at August 31, 1999 from $120.8 billion at November 30, 1998. The Company's adjusted total assets, defined as total assets less the lower of securities purchased under agreements to resell or securities sold under agreements to repurchase were $88.9 billion at August 31, 1999 compared to $72.9 billion at November 30, 1998. The Company believes adjusted total assets is a more effective measure of evaluating balance sheet usage when comparing companies in the securities industry. The rise in adjusted total assets reflects increases in government and agency and corporate equity inventory levels associated with expanded customer flow activities. The remaining increase in total assets was driven by a higher level of secured customer financing activities.

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

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


Credit Ratings

The Company, like other companies in the securities industry, relies on external sources to finance a significant portion of its day-to-day operations. The Company's access to and cost of funding is generally dependent upon its short- and long- term debt ratings. On August 5, 1999, Moody's upgraded the LBI's senior debt from (P)A3 to (P)A2, subordinated debt from Baa1 to A3 and commercial paper from Prime-2 to Prime-1. As of August 31, 1999 the short- and long-term senior debt ratings of LBI were as follows:


                                                             LBI
                                             ----------------------------------
                                               Short-term        Long-term**
---------------------------------------- --- --------------- ------------------
Duff & Phelps Credit Rating Co.                   D-1                A/A-
Fitch IBCA, Inc.                                  F-1                A/A-
Moody's                                           P-2               A2*/A3
Standard & Poor's Corp.                           A-1               A+*/A
Thomson BankWatch                                TBW-1               A+/A

*   Provisional ratings on shelf registration
** Senior/subordinated

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS

Other

High Yield Securities and Lending Activities. The Company underwrites, trades, invests and makes markets in high yield corporate debt securities. The Company also syndicates, trades and invests in loans to below investment grade-rated companies. For purposes of this discussion, high yield debt instruments are defined as securities or loans to companies rated BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans which, in the opinion of management, are non-investment grade. Non-investment grade securities generally involve greater risks than investment grade securities due to the issuer's creditworthiness and the liquidity of the market for such securities. In addition, these issuers have higher levels of indebtedness, resulting in an increased sensitivity to adverse economic conditions. The Company recognizes these risks and aims to reduce market and credit risk through the diversification of its products and counterparties. High yield debt instruments are carried at market value, and unrealized gains or losses for these securities are reflected in the Company's Consolidated Statement of Income. The Company's portfolio of such instruments at August 31, 1999 and November 30, 1998 included long positions with an aggregate market value of approximately $853 million and $1.2 billion, respectively, and short positions with an aggregate market value of approximately $98 million and $173 million, respectively. The Company may, from time to time, mitigate its net exposure to any single issuer through the use of derivatives and other financial instruments.

Additional information about the Company's High Yield Securities and Lending Activities, including related commitments, can be found in Note 4 to the Consolidated Financial Statements (Other Commitments and Contingencies).

Merchant Banking. At August 31, 1999, the Company's investment in merchant banking and venture capital partnerships totaled $48 million and direct merchant banking and venture capital investments totaled $273 million. The Company's merchant banking and venture capital activities include investments in eleven partnerships, for which the Company acts as general partner, as well as direct investments. The Company's policy is to carry its investments, including its partnership interests, at fair value based upon the Company's assessment of the underlying investments. Additional information about the Company's merchant banking activities, including related commitments, can be found in Note 4 to the Consolidated Financial Statements (Other Commitments and Contingencies).

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

The Company incurs short-term interest rate risk when facilitating the orderly flow of customer transactions through the maintenance of government and high-grade corporate bond inventories. Market-making in high yield instruments exposes the Company to additional risk due to potential variations in credit spreads. Trading in international markets exposes the Company to spread risk between the term structure of interest rates in differing countries. Mortgage-related securities are subject to prepayment risk and changes in the level of interest rates. Trading in derivatives and structured products exposes the Company to changes in the level and volatility of interest rates. The Company actively manages interest rate risk through the use of interest rate futures, options, swaps, forwards, and offsetting cash market instruments. Inventory holdings, concentrations and agings are monitored closely and used by management to selectively hedge or liquidate undesirable exposures.

The Company is a significant intermediary in the global equity markets, making markets in U.S. and non-U.S. equity securities, including common stock, convertible debt, exchange-traded and OTC equity options, equity swaps and warrants. These activities expose the Company to market risk as a result of price and volatility changes in its equity inventory. Inventory holdings are also subject to market risk resulting from concentrations, aging and liquidity that may adversely impact market valuation. Equity market risk is actively managed through the use of index futures, exchange-traded and OTC options, swaps and cash instruments. Equity risk exposures are aggregated and reported to management on a regular basis.

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

Average value at risk computed in this manner was $20.9 million and $13.5 million for the periods ended August 31, 1999 and November 30, 1998, respectively. Average value at risk increased in 1999 compared to 1998 because of the extreme market volatility during the August-October 1998 period. Average value at risk for the third quarter ended August 31, 1999 was $16.0 million and excludes the effects of the August-October 1998 period.

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

The Company established a team in 1996 to modify or replace and then test the appropriate software and equipment to ensure that year 2000 issues were addressed. The Company presently believes that, with modifications to existing software and conversions to new software, the year 2000 issue has been resolved for all the Company's own critical systems worldwide.

In its approach to the year 2000 problem, the Company has been guided by a three-step methodology. The steps are:

o         Inventory and Assessment
o         Remediation
o         Testing

Inventory and assessment consisted of initial technical and functional analysis across the Company's applications. Initial analysis identified systems and applications. Each application was then reviewed and classified as highly critical, critical or non-critical. This process is complete.

Remediation of critical applications was completed by the end of the second quarter of 1999. All remediated applications are tested for non-year 2000 functionality to confirm they still run correctly prior to year 2000 testing. At the time of remediation, applications are logged into a change management system to further ensure any additional changes are monitored and re-tested for year 2000 compliance.

Testing for year 2000 compliance was organized into three phases. Phase one involved testing individual applications or groups of applications on mainframe or on distributed platforms. Consultants were engaged to assist with the testing of distributed applications classified as highly critical. Phase two involved real-time testing across platforms (integration testing). Phase three involved testing applications between firms (external testing). Each of these phases has been pursued in a worldwide effort coordinated in New York, London and Tokyo where project teams and segregated lab environments were established.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


External testing itself was performed in three steps. "Point-to-point" testing confirms that application interfaces between the Company and individual services and utilities function correctly. Point-to-point testing began in February 1998 and every scheduled test was successfully completed. Several firms have scheduled additional tests, in which the Company will participate. "Beta" testing for a product followed Point-to-point testing and was a dress rehearsal for industrywide testing. Beta testing was only performed in the U.S. and is complete. Many of the markets are not providing Industrywide testing, but they are providing some amount of end-to-end testing, where data is passed to more than one exchange or utility. Industrywide testing followed beta testing as the final external testing step, and is also complete.

The Company has taken a leading role in the industry's efforts to deal with the year 2000 issue by actively participating and in some cases, leading, industrywide testing efforts. Lehman Brothers chaired the Participants' Industrywide Testing Subcommittee of the Securities Industry Association (SIA) which, with partners such as exchanges, depositories, market data vendors and buy-side firms, set up, refined and coordinated industrywide testing in the United States. Industrywide testing is the forum in which firms within the financial industry test the applications that transfer data between them. These tests started in March 1999 and have been completed.

In addition to its leadership in U.S. testing efforts, through membership in the Executive Committee of Global 2000, a group of international financial firms, the Company is participating in the coordination of global year 2000 readiness in the financial community.

In 1998, the Company participated in two Beta tests in the U.S., for the SIA and for the Futures Industry Association (FIA). The Company has also participated in the SIA Money Market Beta Test, the Mortgage-Backed Securities Clearing Corporation Test, the Participant Trust Company Mortgage Test and the Government Securities Clearing Corporation Test, and the SIA Market Data Beta Test. In March and April of 1999, the Company participated in the SIA Industrywide Test, as well as the Stock Loan Test. In May 1999, the Company participated in the SIA Market Data Test. The Company has also participated in a variety of point-to-point overseas tests in the United Kingdom, Japan, Hong Kong, and Singapore. The Company has also participated in testing in Germany, Italy, Sweden, and France. In 1998 and 1999, the Company participated in the following tests in the United Kingdom: the Central Gilts Office (CGO), CREST, London Stock Exchange, London International Financial Futures Exchange, and EuroClear. Other European tests the Company has been involved in include Cedborsa (Italy), Deutsche Borse Eurex (Germany), and Sicovam/SBF/Matif (France). Asian tests completed include the Tokyo Stock Exchange, Bank of Japan, Osaka Stock Exchange, Tokyo International Financial Futures Exchange, Hong Kong Futures Exchange, Stock Exchange of Hong Kong, the Hong Kong Securities Clearing Corporation, and the Singapore International Monetary Exchange.

The Company also serves as a member of the Custody 2000 Working Group whose goal is to assist the financial community in the assessment of year 2000 readiness of custodians in a variety of global markets. The Custody 2000 Working Group has conducted proxy testing of selected sub-custodians in a number of markets

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


globally. The Company has also participated in the Custody 2000 testing effort to check the readiness of cash and securities settlement systems globally.

All tests, in which the Company participated, were successfully completed.

Year 2000 also affects building and infrastructure systems. The Company has completed a global effort to make sure key headquarters and office locations are compliant. Critical areas include facilities components such as building management systems, elevators, heating systems, security and fire alarm systems, electrical and other building services. The Company's Global Infrastructure Support organization managed the upgrading of critical telecommunications, network, and other systems for year 2000 readiness.

However, even if these changes are successful, the Company remains at risk from year 2000 failures caused by third parties. Externally, the Company is an active participant in the SIA Third Party Vendor Committee. Internally, the Company is evaluating efforts of key counterparties, banks, exchanges, agencies, utilities and suppliers, among others, to assess and remediate their year 2000 issues. As part of this effort, the Third Party Vendor team has inventoried and has sent surveys to vendors whose software and hardware products the Company uses and whose services the Company employs to determine their year 2000 readiness. Vendors who did not supply adequate information were replaced. In addition, the Company performed tests on certain mission-critical vendor products to ensure year 2000 readiness. To date the Company has received information from all critical (materially important) vendors.

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

Additionally, general uncertainty regarding the success of remediation may cause many market participants to reduce their market activities temporarily as they address and assess their year 2000 efforts in 1999. This could result in a general reduction in market activities and revenue opportunities in late 1999 and early 2000. Management cannot predict the magnitude of any such reduction or its impact on the Company 's financial results. However, the Company's Risk Management Department continues to evaluate third party and credit risks posed by Y2K. Recognizing the uncertainty of external dependencies, the Company has also prepared a contingency plan that identifies potential Y2K problems, strategies to minimize either their likelihood or impact and contingency plans to be invoked should they occur. The plan includes backup processes that do not

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


rely on computer systems, where appropriate. The contingency plans have been completed and approved by management, but remain subject to revision in response to new information about year 2000 risks as such information becomes available. Completion of risk mitigation strategies and testing of contingency plans will continue through the fourth quarter.

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

The Company's total year 2000 project cost is based on presently available information. The total remaining cost of the year 2000 project is estimated at approximately $2 million, which will be funded through operating cash flow and expensed as incurred between now and the first half of next year. The Company has incurred and expensed approximately $2 million in 1997, $4 million in 1998, and $3 million through August 31, 1999, related to the year 2000 project.

The costs of year 2000 testing, modifications and/or replacements and the date on which the Company plans to complete the project are based on management's best estimates. These estimates were derived using numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors.

New Accounting Standards

In September 1999, the FASB issued an Exposure Draft, "Business Combinations and Intangible Assets." The proposal would eliminate the use of the pooling-of-interests method and require that all business combinations be accounted for using the purchase method. The Exposure Draft would also require goodwill arising from the application of the purchase method to be written off over a maximum 20-year amortization period, which is shorter than the current 40-year period. The provisions of the Exposure Draft related to business combinations is expected to be applied only for those business combinations initiated after the issuance of a final statement, projected to be late in 2000.

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

Although there can be no assurance as to the ultimate outcome, the Company has denied, or believes it has meritorious defenses and will deny, liability in all significant cases pending against it including the matters described below, and intends to defend vigorously each such case, and based on information currently available and established reserves, the Company believes that the eventual outcome of the actions against it, including the matters described below, will not, in the aggregate, have a material adverse effect on its business or consolidated financial condition.

Bamaodah v. E.F. Hutton & Company Inc. (Reported in LBI's Annual Report on Form 10-K and Second Quarter Report on Form 10-Q)

The hearing moved to October, 1999 has been further adjourned to November, 1999.

Actions Relating to the Sales and Marketing of Limited Partnerships. (Reported in LBI's Annual Report on Form 10-K and First Quarter Report on Form 10-Q)

Klein, et al. v. Lehman Brothers Inc., et al. Plaintiffs withdrew their appeal and it was dismissed with prejudice.

Bruss, et al. v. Lehman Brothers Inc., et al. At a hearing on September 24, 1999, the court granted the defendants' motion to dismiss the complaint without prejudice and with leave to file an amended complaint by November 30, 1999.

In re MobileMedia Securities Litigation (Reported in LBI's Annual Report on Form 10-K)

The parties have reached an agreement in principle to settle the action, subject to final documentation and court approval.

AIA Holding SA et al. v. Lehman Brothers Inc. and Bear Stearns & Co., Inc. (Reported in LBI's Annual Report on Form 10-K)

The Court has ordered the plaintiffs divided into 14 groups of 20 for trial purposes. The first trial is scheduled to commence in the third quarter of 2000.

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

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          LEHMAN BROTHERS INC.
                                             (Registrant)








Date:    October 14, 1999            By:      /s/ David Goldfarb
                                          -----------------------------------
                                              Chief Financial Officer
                                              (Principal Financial Officer)

                                  EXHIBIT INDEX



Exhibit No.        Exhibit

Exhibit 12         Computation in Support of Ratio of Earnings to Fixed Charges

Exhibit 27         Financial Data Schedule

                                                                     Exhibit 12

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
               COMPUTATION of RATIOS of EARNINGS to FIXED CHARGES
                              (Dollars in millions)
                                   (Unaudited)


                                             For the       For the       For the       For the        For the       For the
                                              Eleven        Twelve        Twelve        Twelve         Twelve         Nine
                                              Months        Months        Months        Months         Months        Months
                                              Ended         Ended         Ended         Ended          Ended         Ended
                                           November 30   November 30   November 30   November 30    November 30    August 31
                                               1994          1995          1996          1997           1998          1999
                                           ------------- ------------- ------------- -------------  ------------- -------------

Pre-tax earnings from continuing
operations                                       $    1       $    78       $   309       $   593        $   847       $   651

Add:  Fixed charges (excluding
      capitalized interest)                       5,873         9,980        10,140        12,233         14,746         9,560
                                           ------------- ------------- ------------- -------------  ------------- -------------

Pre-tax earnings before fixed charges             5,874        10,058        10,449        12,826         15,593        10,211
                                           ============= ============= ============= =============  ============= =============

Fixed charges:
     Interest                                     5,845         9,954        10,121        12,216         14,730         9,548
     Other (a)                                       80            27            25            19             20            12
                                           ------------- ------------- ------------- -------------  ------------- -------------
Total fixed charges                            $  5,925      $  9,981     $  10,146      $ 12,235       $ 14,750      $  9,560
                                           ============= ============= ============= =============  ============= =============

RATIO OF EARNINGS TO FIXED CHARGES                 (b)           1.01          1.03          1.05           1.06          1.07




(a) Other fixed charges consist of the interest factor in rentals and capitalized interest.
(b) Earnings were inadequate to cover fixed charges and would have had to increase approximately $51 million in 1994 in order to cover deficiencies.