Form 10-K405
period 1999-11-30
LEHMAN BROTHERS INC//
filed 2000-02-28
CIK 728586

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

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1999

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-6817

                           --------------------------

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                     NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS                                   ON WHICH REGISTERED
                -------------------                                  ---------------------
     7 5/8% Senior Subordinated Notes Due 2006                      New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K./X/

    As the Registrant is a wholly-owned subsidiary of Lehman Brothers
Holdings Inc., none of the Registrant's outstanding common equity is held by non-affiliates of the Registrant. As of February 15, 2000, 1,006 shares of the Registrant's Common Stock, $0.10 per share, were issued and outstanding.

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

FORWARD-LOOKING STATEMENTS

    Some of the statements discussed in this report, including those relating to the Company's strategy and other statements that are predictive in nature, that depend or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. The Company also has made, and from time to time may otherwise make, in its press releases, discussions with Company management and other public filings additional forward-looking statements. Forward-looking statements are based on our current expectations and are subject to risks and uncertainties, including those described under "Business Environment," "Risk Management" and elsewhere in this report. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

LEHMAN BROTHERS

    Lehman Brothers is one of the leading global investment banks, serving institutional, corporate, government and high-net-worth individual clients and customers. The Company's worldwide headquarters in New York and regional headquarters in London and Tokyo are complemented by offices in additional locations in North America, Europe, the Middle East, Latin America and the Asia Pacific region. Holdings provides investment banking and capital markets services in Europe and Asia. The Company is engaged primarily in providing financial services. Other businesses in which the Company is engaged represent less than 10 percent of consolidated assets, revenues or pre-tax income.

    The Company's business includes capital raising for clients through securities underwriting and direct placements; corporate finance and strategic advisory services; private equity investments; securities sales and trading; research; and the trading of foreign exchange, derivative products and certain commodities. The Company and its affiliates act as market-makers in all major equity and fixed income products in both the domestic and international markets. Lehman Brothers is a member of all principal securities and commodities exchanges in the United States, as well as the National Association of Securities Dealers, Inc. ("NASD"). Holdings holds memberships or associate memberships on several principal international securities and commodities exchanges, including the London, Tokyo, Hong Kong, Frankfurt, Paris and Milan stock exchanges.

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

    The Company's business is broken down into three segments: Investment Banking, Capital Markets and Other. Financial information concerning the Company for the fiscal years ended November 30, 1999, November 30, 1998 and November 30, 1997, including the amount of net revenue contributed by each segment in such periods, is set forth in the Consolidated Financial Statements and the Notes thereto in pages F-3 - F-30 hereof. Information with respect to the Company's operations by segment and by geographic area is set forth in
Note 12 to the Notes to Consolidated Financial Statements on pages F-29 - F-30 hereof.

INVESTMENT BANKING

    Lehman Brothers' Investment Banking professionals are responsible for developing and maintaining relationships with issuing clients, gaining a thorough understanding of their specific needs and bringing together the full resources of Lehman Brothers and Holdings to accomplish their financial objectives. Investment is organized into industry, geographic and product coverage groups, enabling individual bankers to develop specific expertise in particular industries and markets. Global industry coverage groups include Financial Institutions, Healthcare, Industrial/Consumer, Internet, Communications/Media, Natural Resources, Power, Real Estate, Retailing and Technology. Where appropriate, specialized product groups are partnered with the global industry and geographic groups to provide tailor-made solutions for Lehman Brothers' clients. These product groups include Equity Capital Markets, which includes equity and equity-related securities and derivatives, and Fixed Income Capital Markets, which incorporates expertise in syndicate, liability management, derivatives, private placements, high yield debt and bank loan syndication. Geographically, Lehman Brothers maintains investment banking offices in six cities in the U.S. and in eighteen cities in Europe, the Middle East, Asia and Latin America. The high degree of integration between the Company's industry, product and geographic groups has allowed Lehman Brothers to become a leading source of one stop financial solutions for its global clients.

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

    UNDERWRITING. The Company is a leading underwriter of initial public and secondary offerings of equity and fixed income securities, including listed and over-the-counter securities, government and agency securities and mortgage- and asset-backed securities.

CAPITAL MARKETS

    Lehman Brothers combines professionals from the sales, trading and research areas of its Equities and Fixed Income Divisions, together with investment bankers, into teams to serve the financial needs of the Company's clients and customers. The Company's equity expertise and the integrated nature of the Company's global operations enable Lehman Brothers to structure and execute global transactions for clients and to provide worldwide liquidity in marketable securities.

    EQUITIES

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

    EQUITY CASH PRODUCTS. Lehman Brothers makes markets in equity and equity related securities, and executes block trades on behalf of clients and customers. The Company participates in the global equity and equity-related markets in all major currencies through its worldwide presence and membership in major stock exchanges, including, among others, those in New York, London, Tokyo, Hong Kong, Frankfurt, Paris and Milan.

    EQUITY DERIVATIVES. Lehman Brothers offers equity derivative capabilities across a wide spectrum of products and currencies, including domestic and international program trading, listed options and futures and structured derivatives. The Firm's equity derivatives business is organized into two major product areas: a global volatility business, encompassing options-related products, and a global portfolio trading business that specializes in index arbitrage, agency/risk baskets and other structured products.

    EQUITY FINANCE. Lehman Brothers maintains an integrated Equity Financing and Prime Broker business to provide liquidity to its clients and customers and supply a source of secured financing for the Firm. Equity Financing provides financing in all markets on a margin basis for customer purchases of equities and other capital markets products as well as securities lending and short-selling facilitation. The Prime Broker business also engages in full operations, clearing and processing services for that unit's customers.

    ARBITRAGE. Lehman Brothers engages in a variety of arbitrage activities including "riskless" arbitrage, where the Company seeks to benefit from temporary price discrepancies that occur when a security is traded in two or more markets and "risk" arbitrage activities, which involve the purchase of securities at discounts from the expected values that would be realized if certain proposed or anticipated corporate transactions (such as mergers, acquisitions, recapitalizations, exchange offers, reorganizations, bankruptcies, liquidations or spin-offs) were to occur. To the extent that these anticipated transactions do not materialize in a manner consistent with the Company's expectations, the Company is subject to the risk that the value of these investments will decline. Lehman Brothers' arbitrage activities benefit from the Company's presence in the global capital markets, access to advanced information technology, in-depth market research, proprietary risk management tools and general experience in assessing rapidly changing market conditions.

    FIXED INCOME

    Lehman Brothers actively participates in all key fixed income markets worldwide and maintains a 24-hour trading presence in global fixed income securities. The Company combines professionals from the distribution, research and trading areas of the Fixed Income Division, together with investment bankers, into teams to serve the financial needs of the Company's clients and customers. The Company is a preeminent market-maker in new issue and other fixed income securities. The Company's global presence facilitates client and customer transactions and provides liquidity in marketable fixed and floating rate debt securities.

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

    CORPORATE DEBT SECURITIES. Lehman Brothers makes markets in fixed and floating rate investment grade debt worldwide. The Company is also a major participant in the preferred stock market, managing numerous offerings of long-term and perpetual preferreds and auction rate securities.

    HIGH YIELD SECURITIES AND BANK LOANS. The Company also makes markets in non-investment grade debt securities and bank loans. The Company provides "one-stop" leveraged financing solutions for corporate and financial acquirers and high yield issuers, including multi-tranche, multiproduct acquisition financing. The Company remains one of the leading investment banks in the syndication of leveraged loans.

    MONEY MARKET PRODUCTS. Lehman Brothers holds leading market positions in the origination and distribution of medium-term notes and commercial paper. The Company is an appointed dealer for over 640 active commercial paper programs on behalf of companies and government agencies worldwide.

    MORTGAGE AND ASSET-BACKED SECURITIES. The Company is a leading underwriter of and market-maker in residential and commercial mortgage- and asset-backed securities and is active in all areas of secured lending, structured finance and securitized products. Lehman Brothers underwrites and makes markets in the full range of U.S. agency-backed mortgage products, mortgage-backed securities, asset-backed securities and whole loan products. The Firm has expanded its global activities in the areas of mortgage and asset-backed securities, leases, mortgages, multi-family financing and commercial loans.

    MUNICIPAL AND TAX-EXEMPT SECURITIES. Lehman Brothers is a major dealer in municipal and tax-exempt securities, including general obligation and revenue bonds, notes issued by states, counties, cities, and state and local governmental agencies, municipal leases, tax-exempt commercial paper and put bonds.

    FINANCING. The Company's Financing unit engages in three primary functions: managing the Company's matched book activities, supplying secured financing to customers, and providing funding for the Company's activities. Matched book funding involves borrowing and lending cash on a short-term basis to institutional customers collateralized by marketable securities, typically government or government agency securities. The Company enters into these agreements in various currencies and seeks to generate profits from the difference between interest earned and interest paid. The Financing unit works with the Company's institutional sales force to identify customers that have cash to invest and/or securities to pledge to meet the financing and investment objectives of the Company and its customers. Financing also coordinates with the Company's Treasury area to provide collateralized financing for a large portion of the Company's securities and other financial instruments owned. In addition to its activities on behalf of its U.S. clients and customers, the Company is a major participant in the European and Asian repurchase agreement markets, providing secured financing for the Firm's customers in those regions.

    FIXED INCOME DERIVATIVES. The Company offers a broad range of derivative product services in all major currencies on a 24-hour-per-day global basis. Derivatives professionals are integrated into all of the Company's fixed income areas in response to the worldwide convergence of the cash and derivative markets.

    FOREIGN EXCHANGE. Lehman Brothers' global foreign exchange operations provide market access and liquidity in all currencies for spot, forward and over-the-counter options markets on a 24-hour-per-day basis. Lehman Brothers offers its customers superior execution, market intelligence, analysis and hedging capabilities, utilizing foreign exchange as well as foreign exchange options and derivatives. Lehman Brothers also provides advisory services to central banks, corporations, and investors worldwide, structuring innovative products to fit their specific needs. The Firm makes extensive use of its worldwide macroeconomics research to advise clients on the appropriate strategies to minimize interest rate and currency risk.

    GLOBAL DISTRIBUTION

    Lehman Brothers' institutional sales organizations encompass distinct global sales forces that have been integrated into the Fixed Income and Equities businesses to provide investors with the full array of products and research offered by the Firm. In addition, during 1999 Lehman Brothers entered into a strategic alliance with Fidelity Investments that provides access to its retail brokerage customers and will provide the Firm a distribution channel for new issue and secondary product to individual investors on-line.

    EQUITY SALES. Lehman Brothers' institutional Equity sales force of over 320 professionals provides an extensive range of services to institutional investors through locations in the U.S., Europe and Asia. The Equity sales organization focuses on developing long-term relationships through a comprehensive understanding of customers' investment objectives, while providing proficient execution and consistent liquidity in a wide range of global equity securities and derivatives.

    FIXED INCOME SALES. The Firm's Fixed Income sales force is one of the most productive in the industry, with approximately 260 professionals in 11 locations worldwide, serving the investing and liquidity needs of major institutional investors. Employing a relationship management approach that provides superior information flow and product opportunities for the Firm's customers, the Fixed Income sales organization covers the major share of the buying power in the global fixed income markets.

    PRIVATE CLIENT SERVICES

    The Company's Private Client Services group of over 320 professionals serves the investment needs of private investors with substantial assets as well as over 1,200 mid-sized institutional accounts worldwide. The group has a global presence with investment representatives located in 12 offices worldwide. Among other services, investment professionals provide their clients with direct access to fixed income, equity, foreign exchange and derivative products, as well as the Firm's research and execution capabilities, thereby serving as a valuable extension of the Firm's institutional sales force.

    RESEARCH

    EQUITY RESEARCH. The Equity Research department, comprised of 280 professionals, is integrated with and supports the Company's investment banking, sales and trading activities. To ensure in-depth expertise within various markets, Equity Research has established regional teams on a worldwide basis that are staffed with industry and strategy specialists. The department follows more than 1,400 companies in 50 industries worldwide.

    FIXED INCOME RESEARCH. Fixed Income research at Lehman Brothers encompasses the full range of research disciplines: quantitative, economic, strategic, credit, portfolio, relative value and market-specific analysis. Fixed Income research is integrated with the Company's investment banking, sales and trading activities. The department's 300 specialists provide expertise in U.S., European and Asian government and agency securities, derivatives, sovereign issues, corporate securities, high yield, asset- and mortgage-backed securities, real estate, emerging market debt and municipal securities.

OTHER

    Other includes the Company's asset management and private equity businesses.

    ASSET MANAGEMENT

    Asset Management includes Investment Consulting Services, a wrap-fee series of third party managed product, management of multiple manager funds onshore and offshore and a managed futures advisory business. The Firm also has dealer agreements with a large number of mutual fund families.

    PRIVATE EQUITY

    The Company currently has approximately $1.0 billion in funds under management.

    MERCHANT BANKING. Lehman Brothers' and its affiliates' merchant banking activities include making principal investments in partnership with clients of the Firm, and raising capital from institutional and high-net-worth investors and managing these investments until they are realized. The Firm's Merchant Banking group has more than 20 dedicated professionals based in New York and London. Through its merchant banking funds, the Company invests in established companies worldwide.

    VENTURE CAPITAL. In 1999, the Company continued its venture capital activities, launching Lehman Brothers Venture Partners L.P. in the second quarter of 1999, with total capital commitments of $350 million. In addition to the Firm investing directly in this fund, other investors include third party clients of Lehman Brothers and key employees of the Firm. The primary investment objective of Lehman Brothers Venture Capital Partners is to make growth-oriented equity or equity-related investments in privately held companies. Specifically, the Venture fund focuses on investing in companies capable of turning innovative technology and management solutions into successful businesses. Accordingly, investment preference is not confined to particular industries, but instead to any industry capable of rapid growth through the provision of innovative technology and/or services. The Venture Capital Group currently has invested approximately $130 million in companies across a broad range of industries. Further information is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Private Equity" on page 23 hereof.

TECHNOLOGY AND E-COMMERCE

    During 1999, considerable technology resources were devoted to addressing the Year 2000 issue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000" on page 28 hereof.

    The Firm has also been committed to developing a technology platform to deliver a full range of capital markets information and services to its institutional client base. The Firm-wide E-Commerce Committee, which brings together senior management from all of the Firm's global business areas, has developed the Firm's overall e-commerce strategy, approve all e-commerce investments and provide a forum to share e-commerce knowledge and new developments across the Firm's businesses and geographies. Lehman Brothers is implementing a three-part strategy through active investments, joint ventures and in-house development efforts. Lehman Brothers has made strategic investments and is a participant in a number of institutional Internet-related securities dealers and trading networks in the U.S. and Europe, including Redibook, Strike and NYFIX/Millennium in equity trading and TradeWeb, BrokerTec, EBS and CoreDeal in fixed income. The Firm has also made strategic acquisitions of and investments in a number of e-commerce businesses closely related to its own core businesses.

CORPORATE

    The Company's Corporate division provides support to its businesses through the processing of certain securities and commodities transactions; receipt, identification and delivery of funds and securities; safeguarding of customers' securities; risk management; and compliance with regulatory and legal requirements. In addition, this staff is responsible for technology infrastructure and systems development, treasury operations, financial control and analysis, tax planning and compliance, internal audit, expense management, career development and recruiting and other support functions.

RISK MANAGEMENT

    As a leading global investment banking company, risk is an inherent part of all of Lehman Brothers' businesses and activities. Lehman Brothers has developed policies and procedures to identify, measure and monitor each of the various types of risks involved in its trading, brokerage and investment banking activities on a global basis. The principal risks involved in Lehman Brothers' activities are market risk, credit or counterparty risk, liquidity, legal and operational risks. As part of the Company's customer-flow activities, Lehman Brothers takes positions in interest rates, foreign exchange, various securities, derivatives and commodities. Although the Company seeks to mitigate risk associated with such positions through hedging activities, consistent with its expectations of future events, it is subject to the risk that actual market events may differ from the Company's expectations, which may result in significant losses associated with such positions.

    Lehman Brothers has developed a control infrastructure to monitor and manage each type of risk on a global basis throughout the Company. A full description of the Firm's Risk Management procedures is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Management" on pages 25-28 hereof, and is incorporated herein by reference.

COMPETITION

    All aspects of the Company's business are highly competitive. The Company competes in domestic and international markets directly with numerous other brokers and dealers in securities and commodities, including online internet, securities brokerage firms, investment banking firms, investment advisors and certain commercial banks and, indirectly for investment funds, with insurance companies and others.

    The financial services industry has become considerably more concentrated as numerous securities firms have either ceased operations or have been acquired by or merged into other firms. In addition, several small and specialized securities firms have been successful in raising significant amounts of capital for their merger and acquisition activities and merchant banking investment vehicles and for their own accounts. These developments have increased competition from other firms, many of whom have significantly greater equity capital than the Company. Recent legislative and regulatory changes in the United States allow commercial banks to enter businesses previously limited to investment banks, which may further increase competition.

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

CAPITAL REQUIREMENTS

    LBI is subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which it operates. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations--Funding, Capital Resources and Liquidity--Regulatory Capital" on pages 21-22 hereof, and Note 5 of Notes to Consolidated Financial Statements on pages F-16 - F-17 hereof.

EMPLOYEES

    As of November 30, 1999 LBI employed approximately 7,000 persons. The Company considers its relationship with its employees to be good.

ITEM 2. PROPERTIES

    The Company's headquarters occupy approximately 1.1 million square feet of space at 3 World Financial Center in New York, New York, which is owned by Holdings and the Company as tenants-in-common with American Express and various other American Express subsidiaries, and approximately 78,000 square feet of which has been subleased.

    Holdings leases approximately 400,000 square feet for offices located at 101 Hudson Street in Jersey City, New Jersey (the "Operations Center"), of which approximately 67,000 square feet has been subleased. The Operations Center is used by systems, operations, and certain administrative personnel and contains certain back-up trading systems. The lease expires in January 2011.

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

BAMAODAH V. E.F. HUTTON & COMPANY INC.

    In April 1986, Ahmed and Saleh Bamaodah commenced an action against E.F. Hutton & Company Inc., ("EFH") to recover all losses the Bamaodahs had incurred since May 1981 in the trading of commodity futures contracts in a nondiscretionary EFH trading account. The Dubai Civil Court ruled that the trading of commodity futures contracts constituted illegal gambling under Islamic law and that therefore the brokerage contract was void. In
January 1987, a judgment was rendered against EFH in the amount of $48,656,000. On January 5, 1991, the Dubai Court of Appeals affirmed the judgment. On
March 22, 1992, the Court of Cassation, Dubai's highest court, revoked and quashed the decision of the Court of Appeals and ordered that the case be remanded to the Court of Appeals for a further review. On April 26, 1994, the Dubai Court of Appeals again affirmed the judgment of the Dubai Civil Court. The Company appealed the judgment to the Court of Cassation, which reversed the Court of Appeals on November 27, 1994 and ordered that a new expert be appointed to review the case. A new expert was appointed, who returned a report favorable to EFH. The case has been adjourned to April 23, 2000 for judgment.

ACTIONS RELATING TO FIRST CAPITAL HOLDINGS INC.

    Concurrent with the bankruptcy filing of First Capital Holdings ("FCH") in May, 1991 and the conservatorship and receivership of its two life insurance subsidiaries, First Capital Life Insurance Company and Fidelity Bankers Life Insurance Company ("Fidelity Bankers Life"), a number of lawsuits were commenced, naming one or more of Holdings, LBI and American Express as defendants. Most of these actions have been subsequently settled and/or dismissed. The only material matter still pending is described below.

    THE VIRGINIA COMMISSIONER OF INSURANCE ACTION. On December 9, 1992, a complaint was filed in the United States District Court for the Eastern District of Virginia (the "Virginia Court") by Steven Foster, the Virginia Commissioner of Insurance (the "Commissioner") as Deputy Receiver of Fidelity Bankers Life. The Complaint named Holdings and Robert I. Weingarten, Gerry R. Ginsberg and Leonard Gubar, former directors of FCH and Fidelity Bankers Life, as defendants. The Complaint alleged that Holdings acquiesced in and approved the continued mismanagement of Fidelity Bankers Life and that it participated in directing the investment of Fidelity Bankers Life assets. The complaint asserted claims against Holdings under the federal securities laws and common law claims including fraud, negligence and breach of fiduciary duty and alleged violations of the Virginia Securities Act. It sought no less than $220 million in damages to Fidelity Bankers Life and its present and former policyholders and creditors and punitive damages. On May 21, 1998, after trial, the Court entered a Judgment Order in accord with the jury verdict, ordering that the plaintiffs recover nothing and dismissing the complaint. On July 7, 1998, the Commissioner filed a Notice of Appeal to the United States Court of Appeals for the Fourth Circuit from the Judgment Order. The appeal was argued in January, 2000.

ACTIONS RELATING TO THE SALES AND MARKETING OF LIMITED PARTNERSHIPS

    Under the terms of an agreement between American Express and Holdings, American Express has agreed to indemnify Holdings for liabilities which it may incur in connection with any action relating to any business conducted by The Balcor Company, a former Lehman Brothers subsidiary ("Balcor"), in which Holdings is named as a parent company or control person of Balcor. Holdings believes that some of the allegations in the action described below are covered by this indemnity.

    BRUSS, ET AL. V. LEHMAN BROTHERS INC., ET AL. On January 25, 1999 a purported class action complaint was filed in the Superior Court of New Jersey, Law Division: Essex County on behalf of investors in certain specified limited partnerships sponsored by Balcor and sold by various entities, including, among others, Shearson and certain of its affiliates. After dismissal of Plaintiffs' original complaint in September, 1999, Plaintiffs filed an amended complaint on November 30, 1999. That complaint names as defendants LBI, various affiliates of LBI, Smith Barney Holdings, Inc., Balcor, a number of Balcor-originated limited partnerships and an individual and entities affiliated with Balcor. The complaint alleges claims in connection with the marketing, sale and operation of the limited partnerships for common law fraud and deceit, equitable fraud, negligent misrepresentation, and violation of certain New Jersey statutes relating to the sale of securities. The complaint seeks compensatory damages for lost principal and interest, general damages and punitive damages, and costs and attorneys' fees. LBI has moved to dismiss the amended complaint.

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

ACTIONS RELATING TO BRE-X MINERALS LTD.

    MCNAMARA ET AL. V. BRE-X MINERALS LTD. ET AL. On July 25, 1997, an Amended Class Action Complaint was filed in the United States District Court for the Eastern District of Texas against 16 defendants, including LBI, which seeks unspecified compensatory damages, interest, costs and attorney's fees on behalf of purchasers of Bre-X common stock and/or Bresea common stock. The Complaint raises claims under the federal securities laws and the common law of fraud and negligent misrepresentation. The Complaint's stated basis for naming LBI is that one of its securities analysts published research on Bre-X. On January 6, 1999, the Court issued an order dismissing the claims of Canadian plaintiffs who bought their shares on Canadian exchanges. On July 13, 1999, the District Court issued an opinion dismissing the case against LBI and certain other defendants. The court allowed the plaintiffs to file a Third Amended Complaint, which was filed on August 19, 1999. On September 17, 1999, LBI moved to dismiss it. That motion is pending.

    KLAASEN V. LEHMAN BROTHERS INC. ET AL. On October 2, 1997, William L. Klaasen, "individually and for all those similarly situated within the State of California," filed a Complaint against LBI in the Superior Court for the State of California in and for the County of San Diego. The Complaint raises a claim for common law negligence, and seeks, on behalf of California purchasers of Bre-X and Bresea stock, class certification, rescission, interest, compensatory and punitive damages, disgorgement and restitution of profits and compensation received by LBI, and costs. The action is currently stayed by consent until determination of the Motion to Dismiss in the MCNAMARAcase referred to above.

    CHOW ET AL. V. BRE-X MINERALS LTD. ET AL. On October 10, 1997, 125 named plaintiffs filed an action in the Court of Queen's Bench of Alberta, in Calgary, Canada, against 35 named defendants, including LBI. Plaintiffs' claim against LBI, which has not yet been served, is for common law negligence.

IN RE MOBILEMEDIA SECURITIES LITIGATION

    LBI was named as a defendant in several purported class actions filed in December, 1996 in the United States District Court for the District of New Jersey in connection with (I) a November 7, 1995 offering of common stock of MobileMedia Corporation; and (ii) a November 7, 1995 offering of 9 3/8% senior subordinated notes of MobileMedia Communications Inc. due in 2007. On
November 3, 1997, a consolidated amended class action complaint was filed naming certain of MobileMedia Corporation's officers and directors and the four co-lead underwriters of these offerings, including LBI. MobileMedia filed for Chapter 11 bankruptcy protection on January 30, 1997, and therefore was not named as a defendant. The complaint alleged that the underwriters violated Sections 11 and 12 of the Securities Act. Plaintiffs sought rescission and unspecified compensatory damages. On February 7, 2000, the Court orally approved a settlement of the action and indicated that it would enter a Final Judgment and Order upon presentation by the parties.

HAROLD GILLET, ET AL. V. GOLDMAN SACHS & CO., ET AL.; YAKOV PRAGER, ET AL. V. GOLDMAN, SACHS & CO., ET AL.; DAVID HOLZMAN, ET AL. V. GOLDMAN, SACHS & CO., ET AL.

    Beginning in November, 1998, three class actions were filed in the United States District Court for the Southern District of New York against in excess of 25 underwriters of IPO securities, including LBI. Plaintiffs in these cases seek compensatory and injunctive relief for alleged violations of the antitrust laws based on the theory that the defendant underwriters fixed and maintained fees for underwriting certain IPO securities at supracompetitive levels. On
March 15, 1999, plaintiffs filed a Consolidated Amended Complaint.

CORPORACION NACIONAL DEL COBRE DE CHILE V. LEHMAN BROTHERS INC., LEHMAN BROTHERS COMMERCIAL CORP., LEHMAN BROTHERS COMMODITIES LTD. AND LEHMAN BROTHERS
HOLDINGS INC.

    On August 25, 1999, Corporacion Nacional del Cobre de Chile ("Codelco") filed its Second Amended Statement of Claim against Holdings and certain of its subsidiaries in a proceeding before the American Arbitration Association. In connection with the metals trading conducted by Codelco's chief metals trader, Juan Pablo Davila, the Second Amended Statement of Claim asserts the following claims against Lehman Brothers: common law fraud, aiding and abetting fraud, breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, breach of contract, and breach of duty of good faith and fair dealing. By order dated November 8, 1999, the arbitration panel dismissed the breach of contract claims against Lehman Brothers Commodities Ltd. and Holdings. The Second Amended Statement of Claim seeks damages in the amount of $48 million for Codelco's alleged trading losses with Lehman Brothers, plus punitive damages, costs and attorneys' fees.

PAMAHI INVESTMENT CORP., ET AL. V. LEHMAN BROTHERS INC., ET AL.

    In July 1999, Pamahi Investment Corp. and eight other sets of claimants filed an arbitration claim before the National Association of Securities Dealers, naming as respondents LBI and two of its former brokers and a former branch manager from its Santiago, Chile office. The claim alleges that respondents sold unsuitable, unauthorized and/or misrepresented securities in the form of emerging markets bonds, structured notes and subordinated notes. Claimants seek compensatory damages of $31.6 million, plus punitive damages, interest, and attorneys' fees and costs. Claimants voluntarily dismissed the two former brokers. LBI and its former branch manager answered, moved to sever the arbitration into a separate case for each set of claimants, and filed certain counterclaims and third-party claims.

MEXPO, S.A. V. LEHMAN BROTHERS INC., ET AL.

    In August 1999, Mexpo, S.A. filed an arbitration claim with the National Association of Securities Dealers, naming as respondents LBI, Lehman Brothers International (Europe), Lehman Brothers Securities, Holdings, and Lehman Brothers Global Finance Limited. Mexpo alleges that respondents engaged in unauthorized transactions, made unsuitable recommendations, failed to follow client instructions and engaged in deceptive conduct in connection with Mexpo's trading in emerging markets bonds, structured notes and other securities. The legal claims asserted by Mexpo include various common law contractual and tort claims as well as alleged violations of federal securities and commodities laws. Mexpo seeks $28 million in compensatory damages, plus punitive damages, interest, attorneys' fees and costs.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Set forth on the following pages is Management's Discussion and Analysis of Financial Condition and Results of Operations for the twelve months ended November 30, 1999, November 30, 1998 and November 30, 1997. Such information should be read in conjunction with the Consolidated Financial Statements of the Registrant and its Subsidiaries together with the Notes thereto contained on pages F-1 to F-30 hereof.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    Some of the statements discussed in this report, including those relating to the Company's strategy and other statements that are predictive in nature, that depend or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. The Company also has made, and from time to time may otherwise make, in its press releases, discussions with Company management and other public filings additional forward-looking statements. Forward-looking statements are based on our current expectations and are subject to risks and uncertainties, including those described under "Business Environment," "Risk Management" and elsewhere in this report. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

BUSINESS ENVIRONMENT

    The principal business activities of Lehman Brothers Inc., a registered broker dealer with the U.S. Securities and Exchange Commission ("LBI"), and its subsidiaries (collectively, the "Company" or "Lehman Brothers") are investment banking and securities sales and trading, which by their nature are subject to volatility, primarily due to changes in interest and foreign exchange rates and security valuations, global economic and political trends and industry competition. As a result, revenues and earnings may vary significantly from quarter to quarter and from year to year. LBI is a wholly-owned subsidiary of Lehman Brothers Holdings Inc. ("Holdings").

    Economic growth in the United States remained very strong at the beginning of 1999, and led to a sharp rise in U.S. bond yields, notwithstanding successive external trade and financial shocks in many developing countries. While wage and price inflation continued to be low, the risk of rising inflationary pressures, emanating from a tightening labor market, caused the Federal Reserve to raise the Federal Funds rate three times, each by 25 basis points, on June 30, August 24, and November 16, 1999. Mounting evidence of the persistent strength of economic growth triggered a rise in ten-year Treasury yields of approximately
1.5 percentage points over the year, to 6.2% at the end of November. Real Gross Domestic Product growth ended the year at a stronger level than it had begun, increasing to 5.7% in the third and fourth quarter of 1999 from 4.0% for all of 1998.

    Unlike conditions in the U.S., European growth weakened in late 1998, as consumer demand failed to offset fully the effects of a growing trade imbalance. However, by the end of 1999, the overall European economy was clearly showing improvement. In the euro area, official interest rates were cut in December 1998 and the European Central Bank's key repo rate was cut by a further 50 basis points to 2.5% on April 8. For several months thereafter, European bond yields remained within a narrow trading range. However, by May, the rise in U.S. Treasury yields, combined with increasing evidence of a strong cyclical recovery, led to a rise in European yields. By the end of November, the ten-year German government bond yield had risen 1.1 percentage points to 5.1%. On November 4, the European Central Bank, in a move acknowledging the improved economic outlook, raised the key repo rate back to 3%. As the year ended, the European economy was growing at an annualized rate of approximately 4%.

    The recovery from the credit crisis of 1998 buoyed the U.S. equity markets in 1999. The S&P 500 index was up 19% for the fiscal year ended November 30, 1999. Technology stocks were in the forefront, and the NASDAQ index was up an even more impressive 71%. Increasingly, technology stocks continued to drive the performance of U.S. equity markets as they captured a bigger share of the market. While benchmark 30 year treasury bond yields correspondingly rose from 5% to 6 1/4%, causing negative returns in the bond market, the equity markets benefited from good earnings growth and, among the major industry sectors, expansion in price to earnings multiples as well. Performance, however, was narrow with the Technology sector performing the best among the major industry sectors. A large number of Internet stocks had their initial public offerings during the year and many of these were among the top performers during the year. The first two Internet stock additions to the S&P 500 were also announced during the year: America Online and Yahoo! Moreover, Microsoft and Intel were added to the Dow Jones Industrial Average in 1999.

    Non-U.S. stock markets also generated strong returns in the 12 months ended November 30, 1999, outperforming U.S. equities in local currency terms. Despite a correction during the third quarter, European equities returned 22% (FT/S&P Europe), underpinned by the recovery in economic activity across the region, combined with an accommodative monetary stance. Trading volumes were little changed from the previous year, but there was a sharp acceleration in European merger and acquisition activity, with the number of corporate deals in continental Europe increasing by over 35% in 1999.

    Corporate Finance Advisory activities on a global basis continued at record levels in 1999. Industrywide, the volume of announced transactions soared to $3.7 trillion. Fiscal 1999 also reflected a steady advance of merger and acquisition activity involving European companies and cross-border mergers and acquisitions. Merger and acquisition activities continued to reflect the trends of consolidation, deregulation and globalization across industry sectors and across borders.

RESULTS OF OPERATIONS

    SUMMARY For 1999, the Company reported record net revenues and net income. Net income of $696 million increased 21% over 1998. These results reflect the continued successful execution of the Company's strategy to grow its high margin investment banking and equities businesses and maintain a strict discipline with regard to its expenses. The Company's strategy is based on the belief that:
(1) these businesses generate higher returns on equity because they are less capital intensive; and (2) their rapid growth accelerates the Company's overall rate of growth; and 3) they help reduce earnings volatility by diversifying the Company's revenue base.

    The Company reported net income of $575 million for 1998. This result was built on the strong foundation for growth and profitability established in earlier years and demonstrates the impact of the Company's strategy to grow its high margin businesses within investment banking, equities, certain fixed income products and the high-net-worth retail business. The Company's shift in revenue mix in favor of these high margin businesses resulted in a more diversified revenue base and helped increase the Company's operating margin to 29.5% in 1998 from 22.8% in 1997. Also contributing to these record results was the Company's continued aggressive management of expenses.

    For 1997, the Company reported net income of $391 million which was driven by continued strength in the Company's major businesses including equities and investment banking. The Company began to realize the benefits associated with its strategy to grow certain high margin businesses. These results were achieved in worldwide markets, which were extremely favorable during the early portion of the year and became volatile in the latter portion of the year.

    NET REVENUES Net revenues reached record levels in each of the past three years and were $3,487 million for 1999, $2,871 million for 1998 and $2,601 million for 1997. During 1999, the Company continued to execute its growth strategy. For 1999, combined equities and banking revenues comprised 65% of total net revenues compared to 58% in 1998. The increase in net revenues was driven by an increase in equity and debt underwriting as well as significant growth in institutional customer flow activities.

    In 1998, the increase in net revenues from 1997 levels reflected the Company's continued execution of its long-term strategy of growing high margin businesses, such as investment banking, certain fixed income products and private client services. The increase in net revenues in 1997 reflected an increase in all of the major business units over the prior year led by increased customer flow activity, a strong global market for mergers and acquisitions and increased levels of worldwide debt and equity underwriting.

    Lehman Brothers concentrates on serving the needs of major issuing and advisory clients and investing customers worldwide to build an increasing flow of business that leverages the Company's research, underwriting and distribution capabilities. This "Customer flow" business continues to be the primary source of the Company's net revenues. In addition to its customer flow activities, the Company also takes proprietary positions based upon expected movements in interest rate, foreign exchange, equity and commodity markets in both the short-and long-term. The Company's success in this area is dependent upon its ability to anticipate economic and market trends and to develop trading strategies that capitalize on these anticipated changes. The Company believes its customer flow orientation has historically mitigated the level of net trading revenue volatility.

    As part of its market-making activities, the Company maintains inventory positions of varying amounts across a broad range of financial instruments, which are marked-to-market on a daily basis and, along with the Company's proprietary trading positions, give rise to principal transactions revenues.

    Net revenues from the Company's market-making, sales and trading activities in the capital markets are recognized as either principal transactions, commissions or net interest revenues, depending upon the method of execution, financing and/or hedging related to specific inventory positions. The Company evaluates its sales and trading strategies on an overall profitability basis, which combines principal transactions revenues, commissions and net interest.

    In the following tables, the Company has been segregated into three business segments, which are described below: Investment Banking, Capital Markets and Other. Each segment represents a grouping of activities and products with similar characteristics. These business activities result in revenues from both institutional and high-net-worth retail clients and are recognized in multiple revenue categories contained in the Company's Consolidated Statement of Income. (Net revenues by segment contain certain internal allocations, including funding costs, which are centrally managed.)

TWELVE MONTHS ENDED NOVEMBER 30, 1999

                                            PRINCIPAL TRANSACTIONS,
                                                COMMISSIONS AND
                                                 NET INTEREST         INVESTMENT BANKING    OTHER      TOTAL
                                            -----------------------   ------------------   --------   --------
                                                                      (IN MILLIONS)
Investment Banking........................                                  $1,252                     $1,252
Capital Markets...........................           $2,225                                 $   5       2,230
Other.....................................                                      (7)            12           5
                                                     ------                 ------          -----      ------
Total.....................................           $2,225                 $1,245          $  17      $3,487
                                                     ======                 ======          =====      ======

TWELVE MONTHS ENDED NOVEMBER 30, 1998

                                            PRINCIPAL TRANSACTIONS,
                                                COMMISSIONS AND
                                                 NET INTEREST         INVESTMENT BANKING    OTHER      TOTAL
                                            -----------------------   ------------------   --------   --------
                                                                      (IN MILLIONS)
Investment Banking........................                                  $1,196                     $1,196
Capital Markets...........................           $1,573                                 $   7       1,580
Other.....................................                                      60             35          95
                                                     ------                 ------          -----      ------
Total.....................................           $1,573                 $1,256          $  42      $2,871
                                                     ======                 ======          =====      ======

TWELVE MONTHS ENDED NOVEMBER 30, 1997

                                            PRINCIPAL TRANSACTIONS,
                                                COMMISSIONS AND
                                                 NET INTEREST         INVESTMENT BANKING    OTHER      TOTAL
                                            -----------------------   ------------------   --------   --------
                                                                      (IN MILLIONS)
Investment Banking........................                                   $867                      $  867
Capital Markets...........................           $1,573                                 $   5       1,578
Other.....................................                                    131              25         156
                                                     ------                  ----           -----      ------
Total.....................................           $1,573                  $998           $  30      $2,601
                                                     ======                  ====           =====      ======

    The following discussion provides an analysis of the Company's net revenues based upon the various segments that generated these revenues.

    INVESTMENT BANKING This segment's net revenues result from fees earned by the Company for underwriting public and private offerings of fixed income and equity securities, raising capital and advising clients on merger and acquisition activities and other services. Investment Banking's net revenues increased to $1,252 million in 1999 from $1,196 million in 1998, and from $867 million in 1997, principally as a result of an increase in equity and investment grade debt underwriting. The increased revenues reflect the Company's ongoing efforts to grow its Investment Banking franchise. In 1999, the Company was able to integrate its expertise in debt and equity underwriting as well as financial advisory to complete several significant multiple product transactions for key clients. During 1999, Holdings and its subsidiaries also met a key strategic initiative in improving its ranking in lead-managed initial public offerings to fifth from fourteenth in 1998.

INVESTMENT BANKING NET REVENUES:

                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
Equity Underwriting.........................................   $  316     $  259      $282
Debt Underwriting...........................................      579        511       338
Financial Advisory..........................................      357        426       247
                                                               ------     ------      ----
                                                               $1,252     $1,196      $867

    The increase in revenues in Investment Banking in 1998 from 1997 reflected a significant increase in financial advisory fees driven by the Company's decision to invest additional resources in this business as well as continued strength in the overall merger and acquisition market environment. In addition, the Company benefited from improved performance in high yield syndicate activity, driven by the increased volume of lead managed underwritings in this area.

    CAPITAL MARKETS This segment's net revenues reflect institutional flow activities and secondary trading and financing activities related to a broad spectrum of fixed income and equity products. These products include dollar and non-dollar government securities, mortgages, mortgage-and asset-backed securities, money market products, dollar and non-dollar corporate debt securities, emerging market securities, municipal securities, foreign exchange, fixed income and equity related derivatives, convertible securities and common and preferred equity securities.

    Capital Markets' revenues were $2,230 million for 1999, $1,580 million for 1998 and $1,578 million for 1997. The 41% increase in revenues in 1999 is attributable to significantly increased institutional customer flow activity across most equity and fixed income products. Revenues remained relatively flat in 1998 from 1997 due to the volatile market conditions experienced late in the year.

CAPITAL MARKETS NET REVENUES:

                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
Equities....................................................   $1,029     $  465     $  492
Fixed Income................................................    1,201      1,115      1,086
                                                               ------     ------     ------
                                                               $2,230     $1,580     $1,578

    Revenues from the equity component of Capital Markets more than doubled to $1,029 million in 1999 from $465 million in 1998. Revenues benefited in 1999 from significantly increased institutional customer flow activity in cash and derivative products as well as contributions from the equity arbitrage business.

    Revenues from the fixed income component of Capital Markets increased to $1,201 million in 1999 from $1,115 million in 1998. The increase in revenues in 1999 was primarily driven by strong institutional customer flow activity and improved trading results across a wide range of products, especially mortgages, governments and derivatives.

    OTHER Other revenues reflect earnings from the Company's asset management and private equity businesses. Other revenues were $5 million in 1999, $95 million in 1998, and $156 million in 1997. Private equity revenues have decreased over the past several years due to a reduction in realized gains and incentive fees from the liquidation of private equity investments.

NON-INTEREST EXPENSES

    Non-interest expenses were $2,474 million, $2,024 million and $2,008 million for 1999, 1998 and $1997, respectively. The increase in 1999 was primarily attributable to higher compensation and benefit costs associated with higher revenues, as well as, an increase in net management fees paid to affiliates. These fees increased as a result of relatively lower volume of business transacted on behalf of other Holdings' affiliates, as well as, higher business transacted by other Holdings' affiliates on behalf of the Company. The decrease in management fees in 1998 was a result of reduced affiliate activities on behalf of LBI, as well as, increased Company activities on behalf of affiliates.

INCOME TAXES

    The Company had an income tax provision of $317 million, $272 million and $202 million for 1999, 1998 and 1997, respectively. The effective tax rates for the Company were 31% for 1999, 32% for 1998 and 34% for 1997. The decrease in the effective tax rate relates primarily to an increase in income and transactions that are subject to preferential tax treatment and a favorable change in the geographic mix of earnings.

    The Company's net deferred tax assets increased by $11 million to $118 million at November 30, 1999 from $107 million at November 30, 1998. Additional information about the Company's deferred tax assets can be found in
Note 7 to the Consolidated Financial Statements (Income Taxes).

FUNDING, CAPITAL RESOURCES AND LIQUIDITY

    FUNDING AND CAPITAL POLICIES The Company's Finance Committee is responsible for establishing and managing the funding and liquidity policies of the Company. These policies include recommendations for capital and balance sheet size as well as the allocation of capital and balance sheet to product areas. Members of the Company's treasury department and business unit financing groups work with the Finance Committee to ensure coordination of global funding efforts and implementation of the funding and liquidity policies. Regional asset and liability committees in the Company's principal operating centers are responsible for implementing funding strategies for their respective regions.

    The primary goal of the Company's funding policies is to provide sufficient liquidity and availability of funding sources to meet the needs of the Company's businesses. The key elements of these policies are to:

    (1) Maintain a Total Capital structure that supports the business activities in which the Company is engaged.

    The Company manages Total Capital, defined as long-term debt and stockholder's equity, on a business and product level. The determination of the amount of Total Capital assigned to each business and product is a function of asset quality, market risk, liquidity and regulatory capital requirements. The Company reallocates its capital to businesses based upon their ability to obtain targeted returns, perceived opportunities in the marketplace and the Company's long-term strategy. The Company maintains sufficient Total Capital to meet its anticipated long-term capital needs which are driven by cash capital (liquidity), regulatory capital and market and credit risk requirements.

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

       TOTAL CAPITAL
      In Billions ($)
                  LTD  Stockholders E
1997            4.542           2.011
1998            4.279           2.528
1999            3.959           3.103

    (2) Finance the Company's assets, primarily on a secured basis.

    The Company maintains a market leadership position in repurchase and reverse repurchase financing, which is underscored by its success in developing all forms of secured funding.

    Together with Total Capital, secured funding provides a stable funding base and enables the Company to minimize its reliance on short-term unsecured debt. The Company continually reviews its mix of long- and short-term borrowings as it relates to maturity matching and the availability of secured and unsecured financing. To the extent practicable, the Company seeks to maximize its use of secured funding. Inventories and other short-term assets are financed primarily with a combination of secured funding, long-term debt and stockholders' equity. Where the Company deems it to be appropriate, foreign currency denominated assets are financed with corresponding foreign currency denominated liabilities. In general, the Company finances its equity investments in its subsidiaries with stockholder's equity and the subordinated capital of subsidiaries is financed with a combination of subordinated and senior long-term debt.

    (3) Maintain funding availability in excess of actual utilization and obtain diversified funding through a global investor base which increases liquidity and reduces concentration risk.

    The Company maintains sizable uncommitted credit facilities from a broad range of banks and financial institutions from which it draws funds in a variety of currencies and which provide an additional source of liquidity. Uncommitted credit facilities consist of facilities that the Company has been advised are available but for which no contractual lending obligations exist. Additionally, the Company maintains secured and unsecured committed revolving credit facilities as discussed in the following section.

    The Company obtains global funding from both the banking community and short-and long-term investors. In addition to maintaining geographic diversification, the Company also utilizes a broad range of debt instruments, which it issues in varying maturities and currencies.

    The Company issues both commercial paper and other short-term debt instruments, including master notes, and bank borrowings under uncommitted lines of credit and other uncommitted arrangements. To reduce liquidity and concentration risk, the Company limits its exposure to any single investor.

    (4) Maintain sufficient financial resources to enable the Company to meet its obligations in periods of financial stress, defined as any event that severely constrains the Company's access to unsecured funding sources.

    To achieve this objective, the Company maximizes its use of global collateralized borrowing sources. In addition, the Company has increased Total Capital providing additional liquidity to cover periods of financial stress and further advance the Company's liquidity management objectives. As such, the Company minimizes its reliance upon short-term unsecured borrowings. Lastly, the Company periodically tests its secured and unsecured credit facilities to ensure availability and operational readiness. These policies position the Company to meet its liquidity requirements in all periods including those of financial stress.

    TOTAL CAPITAL During 1999, the Company continued to increase its capital base. Total Capital was $7.1 billion at November 30, 1999, 4% higher when compared to $6.8 billion at November 30, 1998. The net increase in Total Capital during 1999 resulted from the retention of net earnings offset by a decrease in long-term debt.

                                                                       NOVEMBER 30
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
LONG-TERM DEBT
  Senior Notes..............................................   $  186     $  168     $  229
  Subordinated Indebtedness.................................    3,773      4,111      4,313
                                                               ------     ------     ------
                                                                3,959      4,279      4,542

STOCKHOLDER'S EQUITY........................................    3,103      2,528      2,011
                                                               ------     ------     ------
TOTAL CAPITAL...............................................   $7,062     $6,807     $6,553
                                                               ------     ------     ------

    During 1999, the Company issued $200 million and repaid $560 million of long-term debt. Long-term debt had a weighted-average maturity of 4.8 years at November 30, 1999 and 4.6 years at November 30, 1998.

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

      LONG-TERM DEBT
1997           4.542
1998           4.279
1999           3.959

    At November 30, 1999, the Company had approximately $1.8 billion available for the issuance of debt securities under various shelf registrations and debt programs.

    SECURED FUNDING The Company strives to maximize the portion of the Company's balance sheet that is funded on a secured basis. Secured funding includes securities and other financial instruments sold but not yet purchased, as well as collateralized short-term financings, defined as securities sold under agreements to repurchase ("repos") and securities loaned. Because of their secured nature, OECD government repos and other investment grade types of collateralized borrowings are less credit-sensitive and have historically been a stable financing source irrespective of market conditions. At November 30, 1999 and 1998, $101 billion and $80 billion, respectively, of the Company's total balance sheet of $139 billion and $121 billion at November 30, 1999 and 1998, respectively, were financed using collateralized borrowing sources.

    By maximizing its use of secured funding, the Company minimizes its reliance on unsecured funding. As of November 30, 1999 and 1998, short-term debt outstanding was $615 million and $616 million, respectively. There was no commercial paper outstanding as of November 30, 1999 or 1998.

    BALANCE SHEET The Company's total assets increased to $139 billion at November 30, 1999 from $121 billion at November 30, 1998. The Company's adjusted total assets, defined as total assets less the lower of securities purchased under agreements to resell or securities sold under agreements to repurchase were $78 billion at November 30, 1999 compared to $73 billion at November 30, 1998. The Company believes adjusted total assets is a more effective measure of evaluating balance sheet usage when comparing companies in the securities industry. The increase in adjusted total assets reflects increases in government and agency and corporate equity inventory levels associated with expanded customer flow activities. The remaining increase in total assets was driven by a higher level of secured customer financing activities.

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

    CREDIT RATINGS The Company, like other companies in the securities industry, relies on external sources to finance a significant portion of its operations. The Company's access to and cost of funding is generally dependent upon its short- and long- term debt ratings. On August 5, 1999, Moody's upgraded LBI's senior debt from (P)A3 to (P)A2, its subordinated debt from Baa1 to A3 and its commercial paper from Prime-2 to Prime-1. As of November 30, 1999 the short- and long-term debt ratings of LBI were as follows:

                                                                  LBI
                                                        ------------------------
                                                        SHORT-TERM   LONG-TERM**
                                                        ----------   -----------
Duff & Phelps Credit Rating Co. ......................       D-1          A/A-
Fitch IBCA, Inc. .....................................       F-1          A/A-
Moody's                                                      P-1        A2*/A3
Standard & Poor's Corp................................       A-1         A+*/A
Thomson BankWatch.....................................     TBW-1          A+/A

------------------------

*   Provisional ratings on shelf registration

**  Senior/subordinated

    REGULATORY CAPITAL LBI, as a registered broker-dealer, is subject to the Securities and Exchange Commission ("SEC") Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At November 30, 1999, LBI's regulatory net capital, as defined, of $1,563 million exceeded the minimum requirement by $1,457 million.

    In addition to amounts presented in the accompanying Consolidated Statement of Financial Condition as cash and securities segregated and on deposit for regulatory and other purposes, securities with a market value of approximately $1,245 million and $1,332 million at November 30, 1999 and 1998, respectively, primarily collateralizing securities purchased under agreements to resell, have been segregated in a special reserve bank account for the exclusive benefit of customers pursuant to the Reserve Formula requirements of SEC Rule 15c3-3.

    The Company's "AAA" rated derivatives subsidiaries, LBFP and LBDP, have established certain capital and operating restrictions which are reviewed by various rating agencies. At November 30, 1999, LBFP and LBDP each had capital which exceeded the requirement of the most stringent rating agency by approximately $12 million and $16 million, respectively.

    Repayment of subordinated indebtedness and certain advances and dividend payments by LBI are restricted by the regulations of the SEC and other regulatory agencies. At November 30, 1999, $2,666 million of net assets of the Company were restricted as to the payment of dividends, principally as a result of regulations of the SEC and other regulatory agencies. In addition, certain covenants governing the indebtedness of LBI contractually limit its ability to pay dividends.

    HIGH YIELD SECURITIES The Company underwrites, trades, invests and makes markets in high yield corporate debt securities. The Company also syndicates, trades and invests in loans to below investment grade-rated companies. For purposes of this discussion, high yield debt instruments are defined as securities or loans to companies rated BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans which, in the opinion of management, are non-investment grade. Non-investment grade securities generally involve greater risks than investment grade securities due to the issuer's creditworthiness and the liquidity of the market for such securities. In addition, these issuers have higher levels of indebtedness, resulting in an increased sensitivity to adverse economic conditions. The Company recognizes these risks and aims to reduce market and credit risk through the diversification of its products and counterparties. High yield debt instruments are carried at market value, and unrealized gains or losses for these securities are reflected in the Company's Consolidated Statement of Income. The Company's portfolio of such instruments at November 30, 1999 and 1998 included long positions with an aggregate market value of approximately $1.3 billion and $1.2 billion, respectively, and short positions with an aggregate market value of approximately $177 million and $200 million, respectively. The Company may, from time to time, mitigate its net exposure to any single issuer through the use of derivatives and other financial instruments.

    The Company, through its high grade and high yield sales, trading and underwriting activities, makes commitments to extend credit in loan syndication transactions and then participates out a significant portion of these commitments. The Company had lending commitments to high grade borrowers of $2.8 billion and $610 million at November 30, 1999 and 1998, respectively. In addition, lending commitments to high yield borrowers totaled $903 million and $1.5 billion at November 30, 1999 and 1998, respectively. All of these commitments and any related draw downs of these facilities are typically secured against the borrower's assets, have fixed maturity dates and are generally contingent upon certain representations, warranties and contractual conditions applicable to the borrower. Total commitments are not indicative of actual risk or funding requirements as the commitments may not be drawn or fully utilized and the Company will continue to syndicate and/or sell these commitments.

    In addition to these specific commitments, the Company had various other commitments of approximately $300 million and $305 million at November 30, 1999 and 1998, respectively.

    PRIVATE EQUITY The Company's private equity activities include investments in seven merchant banking and venture capital related partnerships, for which the Company acts as general partner, as well as direct investments. At
November 30, 1999 and 1998, investments in these partnerships totaled
$49 million and $61 million, respectively, while direct investments totaled $367 million and $167 million, respectively. The Company's policy is to carry its investments, including its partnership interests, at fair value based upon the Company's assessment of the underlying investments.

    At November 30, 1999 and 1998, the Company had commitments to invest up to an additional $302 million and $238 million, respectively, directly and through partnerships, in private equity related investments. These commitments will be funded as required through the end of the respective investment periods, principally expiring in 2004.

    In addition, at November 30, 1999, the Company had no direct short-term bridge financings outstanding.

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

    LEHMAN BROTHERS' USE OF DERIVATIVE INSTRUMENTS In the normal course of business, the Company enters into derivative transactions both in a trading capacity and as an end user. As an end user, the Company utilizes derivative products to adjust the interest rate nature of its funding sources from fixed to floating interest rates, and to change the index upon which floating interest rates are based (e.g., Prime to LIBOR) (collectively, "End User Derivative Activities"). For a further discussion of the Company's End User Derivative Activities, see Note 8 to the Consolidated Financial Statements.

    The Company utilizes derivative products in a trading capacity both as a dealer to satisfy the financial needs of its clients and in each of its trading businesses (collectively, "Trading-Related Derivative Activities"). The Company's use of derivative products in its trading businesses is combined with cash instruments to fully execute various trading strategies.

    The Company conducts its derivative activities through a number of wholly owned subsidiaries. The Company's fixed income derivative products business is conducted through its special purpose subsidiary, Lehman Brothers Special Financing Inc., and separately capitalized "AAA" rated subsidiaries, Lehman Brothers Financial Products Inc. and Lehman Brothers Derivative Products Inc. In addition, as a global investment bank, the Company is also a market-maker in a number of foreign currencies. Counterparties to the Company's derivative product transactions are primarily financial intermediaries (U.S. and foreign banks), securities firms, corporations, governments and their agencies, finance companies, insurance companies, investment companies and pension funds.

    The Company manages the risks associated with derivatives on an aggregate basis, along with the risks associated with its proprietary trading and market-making activities in cash instruments, as part of its firmwide risk management policies. For a further discussion of the Company's risk management policies refer to Management's Discussion and Analysis pages 25-28.

    The Company's Trading-Related Derivative Activities have increased during the current year to a notional amount of $2,787 billion at November 30, 1999 from $2,139 billion at November 30, 1998, primarily as a result of growth in the Company's activities as a dealer in fixed income derivative products. Notional amounts are not recorded on the balance sheet and are not indicative of actual or potential risk, but rather they provide a measure of the Company's involvement with such instruments.

    As a result of the Company's Trading-Related Derivative activities, the Company is subject to credit risk. With respect to OTC derivative contracts, the Company's credit exposure is directly with its counterparties and extends through the duration of the derivative contracts. The Company views its third party net credit exposure to be $3,176 million at November 30, 1999, representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of amounts due from affiliates of $932 million and collateral of $381 million. Collateral held related to OTC contracts generally includes cash and U.S. government and federal agency securities. At
November 30, 1999, approximately 74% of the Company's net credit risk exposure related to OTC contracts was with counterparties rated "A-" or better.

    Additionally, the Company is exposed to credit risk related to its exchange-traded derivative contracts. Exchange-traded derivative contracts include futures contracts, warrants and certain options. Futures contracts and options on futures are transacted on the respective exchange. The exchange clearinghouse is a counterparty to the futures contracts and options. As a clearing member firm, the Company is required by the exchange clearinghouse to deposit cash or other securities as collateral for its obligation upon the origination of the contract and for any daily changes in the market value of open futures contracts. Unlike OTC derivatives which involve numerous counterparties, the number of counterparties from exchange-traded derivatives includes only those exchange clearinghouses of which the Company is a clearing member firm or other member firms the Company utilizes as agents. Substantially all of the Company's exchange-traded derivatives are transacted on exchanges of which the Company is a clearing member firm. To protect against the potential for a default, all exchange clearinghouses impose capital requirements for their membership. Therefore, the potential for losses from exchange-traded products is limited. As of November 30, 1999, the Company had approximately $1,017 million on deposit with futures exchanges consisting of cash and securities (customer and proprietary), and had posted approximately $176 million of letters of credit.

    See Notes 1 and 8 to the Consolidated Financial Statements for a description of the Company's accounting polices and a further discussion of the Company's Trading-Related Derivative Activities.

RISK MANAGEMENT

    As a leading global investment banking company, risk is an inherent part of the Company's businesses. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. The Company has developed policies and procedures to identify, measure and monitor each of the risks involved in its sales, trading and investment banking activities on a global basis. The principal risks of Lehman Brothers are market, credit, liquidity, legal and operational risks. Risk Management is considered to be of paramount importance. The Company devotes significant resources across all of its worldwide trading operations to the measurement, management and analysis of risk, including investments in personnel and technology.

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

    The Company incurs short-term interest rate risk when facilitating the orderly flow of customer transactions through the maintenance of government and high grade corporate bond inventories. Market-making in high yield instruments exposes the Company to additional risk due to potential variations in credit spreads. Trading in international markets exposes the Company to spread risk between the term structure of interest rates in differing countries. Mortgages and mortgage-related securities are subject to prepayment risk and changes in the level of interest rates. Trading in derivatives and structured products exposes the Company to changes in the level and volatility of interest rates. The Company actively manages interest rate risk through the use of interest rate futures, options, swaps, forwards, and offsetting cash market instruments. Inventory holdings, concentrations, and agings are monitored closely and used by management to selectively hedge or liquidate undesirable exposures.

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

    VALUE AT RISK For purposes of Securities and Exchange Commission risk disclosure requirements, the Company discloses an entity-wide value at risk analysis of virtually all of the Company's trading activities. The value at risk calculation measures the potential loss in expected revenues with a 95% confidence level. The methodology incorporates actual trading revenues over a standardized 250-day historical period. A confidence level of 95% implies, on average, that daily trading revenues or losses will exceed daily expected trading revenues by an amount greater than value at risk one out of every 20 trading days.

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

    The Company's value at risk for each component of market risk, and in total was as follows (in millions):

                                                                  NOVEMBER 30
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Interest rate risk..........................................   $ 8.3      $16.6
Equity price risk...........................................     9.3        9.7
Foreign exchange risk.......................................     1.2        1.5
Diversification benefit.....................................    (4.8)      (7.2)
                                                               -----      -----
Total Company...............................................   $14.0      $20.6
                                                               =====      =====

    During 1999, the Company's value at risk averaged $20.0 million and varied from a high of $22.7 million to a low of $13.3 million. Value at risk at November 30, 1999 decreased from November 30, 1998 because of the extreme market volatility during the August-October 1998 period.

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

YEAR 2000

    Financial markets were essentially unaffected by the Y2K issue, reporting only a few minor technical problems. The Company and its counterparties were not adversely affected. The Company's success can be attributed to its high level of preparedness and the early level of support the project received from the highest levels of the Company, beginning in 1996. Remediation and testing were given a high priority, and Holdings emerged as one of the financial industry's leaders in targeting and fixing all possible components of the problem. The Company spent approximately $10 million on Y2K related issues, including systems testing, updating and replacement and consultant fees.

NEW ACCOUNTING DEVELOPMENTS

    In September 1999, the FASB issued an Exposure Draft, "Business Combinations and Intangible Assets." The proposal would eliminate the use of the pooling-of-interests method and require that all business combinations be accounted for using the purchase method. The Exposure Draft would also require goodwill arising from the application of the purchase method to be written off over a maximum 20-year amortization period, which is shorter than the current 40-year period. The provisions of the Exposure Draft related to business combinations are expected to be applied only for those business combinations initiated after the issuance of a final statement, projected to be late in 2000.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information under the caption "Risk Management" on pages 25-28 hereof is incorporated herein by reference.

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

    3. Exhibits:

       EXHIBIT
         NO.
---------------------
         3.1            Restated Certificate of Incorporation of the Registrant
                        dated May 27, 1994 (incorporated by reference to Exhibit 3.1 of the Registrant's Transition Report on Form 10-K for the
                        eleven months ended November 30, 1994)

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

                                                       LEHMAN BROTHERS INC.
                                                       (Registrant)
                                                       February 28, 2000

                                                       By:                /s/ JENNIFER MARRE
                                                               ----------------------------------------
                                                                            Jennifer Marre
                                                       Title:               VICE PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     SIGNATURES                                   TITLE                      DATE
                     ----------                                   -----                      ----
                                                       Chief Executive Officer and,
                          *                              Chairman of the Board of
     -------------------------------------------         Directors (principal          February 28, 2000
                Richard S. Fuld, Jr.                     executive officer)

                          *                            Chief Financial Officer
     -------------------------------------------         (principal financial          February 28, 2000
                   David Goldfarb                        officer)

                          *                            Director
     -------------------------------------------                                       February 28, 2000
                  Roger S. Berlind

                          *                            Director
     -------------------------------------------                                       February 28, 2000
                Howard L. Clark, Jr.

                          *                            Director
     -------------------------------------------                                       February 28, 2000
                   Frederick Frank

                          *                            Director
     -------------------------------------------                                       February 28, 2000
                  Harvey M. Krueger

                          *                            Director
     -------------------------------------------                                       February 28, 2000
                Sherman R. Lewis, Jr.

      /s/ JENNIFER MARRE
      --------------------------------------
      Jennifer Marre
      (Attorney-in-Fact)
*By:  February 28, 2000

                     LEHMAN BROTHERS INC. AND SUBSIDIAIRES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LEHMAN BROTHERS INC. and SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENTS                                            PAGE
--------------------                                          --------
Report of Independent Auditors..............................     F-2

Consolidated Statement of Income for the Twelve Months Ended
  November 30, 1999, November 30, 1998, and November 30,
  1997......................................................     F-3

Consolidated Statement of Financial Condition at
  November 30, 1999 and November 30, 1998...................     F-4

Consolidated Statement of Changes in Stockholder's Equity
  for the Twelve Months Ended November 30, 1999,
  November 30, 1998, and November 30, 1997..................     F-5

Consolidated Statement of Cash Flows for the Twelve Months
  Ended November 30, 1999, November 30, 1998, and
  November 30, 1997.........................................     F-6

Notes to Consolidated Financial Statements..................     F-8

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholder of
Lehman Brothers Inc.

    We have audited the accompanying consolidated statement of financial condition of Lehman Brothers Inc. and Subsidiaries (the "Company") as of November 30, 1999 and 1998, and the related consolidated statements of income, changes in stockholder's equity, and cash flows for each of the three years in the period ended November 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lehman
Brothers Inc. and Subsidiaries at November 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years ended November 30, 1999 in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

New York, New York
January 6, 2000

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                                                   TWELVE MONTHS ENDED
                                                                       NOVEMBER 30
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
REVENUES
  Investment banking........................................  $ 1,245    $ 1,256    $   998
  Principal transactions....................................    1,378        589        848
  Commissions...............................................      478        406        350
  Interest and dividends....................................   12,904     15,308     12,591
  Other.....................................................       17         42         30
                                                              -------    -------    -------
    Total revenues..........................................   16,022     17,601     14,817
  Interest expense..........................................   12,535     14,730     12,216
                                                              -------    -------    -------
    Net revenues............................................    3,487      2,871      2,601
                                                              -------    -------    -------
NON-INTEREST EXPENSES
  Compensation and benefits.................................    1,764      1,445      1,288
  Brokerage and clearance...................................      183        192        197
  Technology and communications.............................      162        170        176
  Business development......................................       83         77         68
  Professional fees.........................................       58         50         58
  Occupancy.................................................       40         48         52
  Management fees...........................................      130         13         81
  Other.....................................................       54         29         88
                                                              -------    -------    -------
    Total non-interest expenses.............................    2,474      2,024      2,008
                                                              -------    -------    -------
Income before taxes.........................................    1,013        847        593
  Provision for income taxes................................      317        272        202
                                                              -------    -------    -------
Net income..................................................  $   696    $   575    $   391
                                                              =======    =======    =======

                See Notes to Consolidated Financial Statements.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                                  NOVEMBER 30
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                 (IN MILLIONS)
ASSETS
Cash and cash equivalents...................................  $  1,384   $    460
Cash and securities segregated and on deposit for regulatory
  and other purposes........................................     1,434        909
Securities and other financial instruments owned:
  Governments and agencies..................................    21,603     15,931
  Corporate equities........................................     9,144      5,694
  Mortgages and mortgage-backed.............................     8,457     10,524
  Corporate debt and other..................................     5,331      6,824
  Derivatives and other contractual agreements..............     5,249      5,580
  Certificates of deposit and other money market
    instruments.............................................     2,123      1,392
                                                              --------   --------
                                                                51,907     45,945
                                                              --------   --------
Collateralized short-term agreements:
  Securities purchased under agreements to resell...........    61,365     47,913
  Securities borrowed.......................................    11,243     14,760
Receivables:
  Brokers, dealers and clearing organizations...............     2,346      2,154
  Customers.................................................     2,922      3,148
  Others....................................................     5,920      4,859
Property, equipment and leasehold improvements (net of
  accumulated depreciation and amortization of $588 in 1999
  and $559 in 1998).........................................       280        272
Other assets................................................       261        261
Excess of cost over fair value of net assets acquired (net
  of accumulated amortization of $115 in 1999 and $108 in
  1998).....................................................       120        152
                                                              --------   --------
    Total assets............................................  $139,182   $120,833
                                                              ========   ========

LIABILITIES AND STOCKHOLDER'S EQUITY

Commercial paper and short-term debt........................  $    615   $    616
Securities and other financial instruments sold but not yet
  purchased:
  Governments and agencies..................................    10,237     12,028
  Derivatives and other contractual agreements..............     3,985      3,816
  Corporate equities........................................     3,207      1,428
  Corporate debt and other..................................     1,218      1,761
                                                              --------   --------
                                                                18,647     19,033
                                                              --------   --------
Collateralized short-term financing:
  Securities sold under agreements to repurchase............    76,587     58,905
  Securities loaned.........................................     9,809      5,474
Advances from Holdings and other affiliates.................    16,118     21,560
Payables:
  Brokers, dealers and clearing organizations...............     2,485      2,230
  Customers.................................................     5,535      4,540
Accrued liabilities and other payables......................     2,324      1,668
Long-term debt:
  Senior notes..............................................       186        168
  Subordinated indebtedness.................................     3,773      4,111
                                                              --------   --------
    Total liabilities.......................................   136,079    118,305
                                                              --------   --------
Commitments and contingencies
STOCKHOLDER'S EQUITY
  Preferred stock, $0.10 par value; 10,000 shares
    authorized; none outstanding
  Common stock, $0.10 par value; 10,000 shares authorized;
    1,006 shares issued and outstanding
  Additional paid-in capital................................     1,684      1,759
  Accumulated other comprehensive income....................         2          3
  Retained earnings.........................................     1,417        766
                                                              --------   --------
    Total stockholder's equity..............................     3,103      2,528
                                                              --------   --------
    Total liabilities and stockholder's equity..............  $139,182   $120,833
                                                              ========   ========

                See Notes to Consolidated Financial Statements.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                                                                   TWELVE MONTHS ENDED
                                                                       NOVEMBER 30
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
Additional paid-in capital
  Beginning balance.........................................   $1,759     $1,756     $1,828
  Capital contributions.....................................                   7          3
  Capital distributions.....................................      (75)        (4)       (75)
                                                               ------     ------     ------
Ending balance..............................................    1,684      1,759      1,756
                                                               ------     ------     ------
Accumulated other comprehensive income
  Beginning balance.........................................        3          3          3
  Foreign currency translation..............................       (1)
                                                               ------     ------     ------
Ending balance..............................................        2          3          3
                                                               ------     ------     ------
Retained earnings (accumulated deficit)
  Beginning balance.........................................      766        252       (139)
  Net income................................................      696        575        391
  Dividends.................................................      (45)       (61)
                                                               ------     ------     ------
Ending balance..............................................    1,417        766        252
                                                               ------     ------     ------
Total stockholder's equity..................................   $3,103     $2,528     $2,011
                                                               ======     ======     ======

                See Notes to Consolidated Financial Statements.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                TWELVE MONTHS ENDED NOVEMBER 30
                                                              ------------------------------------
                                                                1999          1998          1997
                                                              --------      --------      --------
                                                                         (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $   696       $    575      $   391
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................       37             32           39
  Provisions for losses and other reserves..................       32             37           52
  Deferred tax provision (benefit)..........................     (150)             1
  Other adjustments.........................................       40             29           21
Net change in:
  Cash and securities segregated and on deposit.............     (525)           219         (465)
  Securities and other financial instruments owned..........   (5,962)        (6,968)       1,349
  Securities borrowed.......................................    3,517         (1,099)       5,374
  Receivables from brokers, dealers and clearing
    organizations...........................................     (192)           994        1,761
  Receivables from customers................................      226            726           82
  Securities and other financial instruments sold but not
    yet purchased...........................................     (386)         2,004         (837)
  Securities loaned.........................................    4,335         (2,290)      (2,321)
  Payables to brokers, dealers and clearing organizations...      255           (897)         927
  Payables to customers.....................................      995         (1,578)        (277)
  Accrued liabilities and other payables....................      624           (536)        (135)
  Other operating assets and liabilities, net...............     (886)        (1,859)       1,579
                                                              -------       --------      -------
    Net cash provided by (used in) operating activities.....  $ 2,656       $(10,610)     $ 7,540
                                                              -------       --------      -------

                See Notes to Consolidated Financial Statements.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

                                                               TWELVE MONTHS ENDED NOVEMBER 30
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
                                                                        (IN MILLIONS)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of senior notes..........................   $    (1)    $   (80)   $     (1)
Proceeds from issuance of subordinated indebtedness.........       200         750       1,108
Principal payments of subordinated indebtedness.............      (559)       (963)       (750)
Net proceeds from (payments for) commercial paper and
  short-term debt...........................................        (1)       (124)     (1,559)
Resale agreements net of repurchase agreements..............     4,230       4,585     (12,648)
Increase (decrease) in advances from Holdings and other
  affiliates................................................    (5,442)      6,783       6,225
Capital contributions.......................................                     7           3
Dividends and capital distributions paid....................      (120)        (65)        (75)
                                                               -------     -------    --------
      Net cash provided by (used in) financing activities...    (1,693)     10,893      (7,697)
                                                               -------     -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold improvements,
  net.......................................................       (39)        (43)        (19)
                                                               -------     -------    --------
  Net cash used in investing activities.....................       (39)        (43)        (19)
                                                               -------     -------    --------
  Net change in cash and cash equivalents...................       924         240        (176)
                                                               -------     -------    --------
Cash and cash equivalents, beginning of period..............       460         220         396
                                                               -------     -------    --------
      Cash and cash equivalents, end of period..............   $ 1,384     $   460    $    220
                                                               =======     =======    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN MILLIONS)

Interest paid totaled $12,516 in 1999, $14,793 in 1998, and $12,225 in 1997.
Income taxes paid totaled $143 in 1999, $342 in 1998 and $151 in 1997.

                See Notes to Consolidated Financial Statements.

                               TABLE OF CONTENTS

Note 1.   Summary of Significant Accounting Policies..................     F-9

Note 2.   Short-term Financings.......................................    F-12

Note 3.   Long-term Debt..............................................    F-13

Note 4.   Holdings' Incentive Plans...................................    F-15

Note 5.   Capital Requirements........................................    F-16

Note 6.   Holdings' Employee Benefit Plans............................    F-17

Note 7.   Income Taxes................................................    F-18

Note 8.   Derivative Financial Instruments............................    F-20

Note 9.   Fair Value of Financial Instruments.........................    F-25

Note 10.  Other Commitments and Contingencies.........................    F-26

Note 11.  Related Party Transactions..................................    F-28

Note 12.  Segments....................................................    F-29

Note 13.  Quarterly Information (Unaudited)...........................    F-30

                     LEHMAN BROTHERS INC. AND SUBSIDIAIRES

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

DERIVATIVE FINANCIAL INSTRUMENTS

    A derivative is typically defined as an instrument whose value is "derived" from an underlying instrument, index or rate, such as a future, forward, swap, or option contract, or other financial instrument with similar characteristics. A derivative contract generally represents future commitments to exchange interest payment streams or currencies based on the contract or notional amount or to purchase or sell other financial instruments at specified terms on a specified date.

    Derivatives utilized for trading purposes are recorded at market or fair value in the Consolidated Statement of Financial Condition on a net by counterparty basis where a legal right of set-off exists and are netted across products when such provisions are stated in the master netting agreement. The market or fair value related to swap and forward transactions, as well as options and warrants, is reported in the Consolidated Statement of Financial Condition as an asset or liability in Derivatives and other contractual agreements, as appropriate. Margin on futures contracts is included in receivables and payables, as applicable. Changes in fair values of derivatives are recorded as principal transactions revenues in the current period. Market or fair value for trading related instruments is generally determined by either quoted market prices (for exchange-traded futures and options) or pricing models (for over-the-counter swaps, forwards and options). Pricing models utilize a series of market inputs to determine the present value of future cash flows, with adjustments, as required for credit risk and liquidity risk. Further valuation

                     LEHMAN BROTHERS INC. AND SUBSIDIAIRES
adjustments may be recorded as deemed appropriate for new or complex products or for positions with significant concentrations. These adjustments are integral components of the mark-to-market process. Credit-related valuation adjustments incorporate business and economic conditions, historical experience, concentrations, estimates of expected losses and the character, quality and performance of credit sensitive financial instruments.

    The Company enters into various derivative financial instruments for non-trading purposes as an end user to modify the market risk exposures of certain assets and liabilities. In this regard, the Company utilizes interest rate and currency swaps to modify the interest rate and foreign currency exposure of existing assets and liabilities. In addition to modifying the interest rate and foreign currency exposure of existing assets and liabilities, the Company utilizes derivative financial instruments as an end user to modify the interest rate characteristics of certain anticipated transactions related to its secured financing activities, where there is a high degree of certainty that the Company will enter into such contracts.

    Derivatives that have been designated as non-trading related positions are accounted for on an accrual basis. Under the accrual basis, interest is accrued into income or expense over the life of the contract, resulting in the net interest impact of the derivative and the underlying hedged item being recognized in income throughout the hedge period. Related unrealized receivables or payables due from or to counterparties are included in receivables from or payables to brokers, dealers and clearing organizations.

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

    In the event that a hedge is no longer effective, the derivative transaction is no longer accounted for as a hedge on an accrual basis. Instead, the Company immediately recognizes the market or fair value of the derivative financial instrument through earnings. Changes in the fair value of such derivative contracts would then be accounted for as a derivative used for trading purposes as discussed above. Realized gains or losses on early terminations of derivatives that were classified as hedges are deferred and amortized to interest income or interest expense over the remaining life of the instrument being hedged.

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

                     LEHMAN BROTHERS INC. AND SUBSIDIAIRES

SECURITIES BORROWED AND LOANED

    Securities borrowed and securities loaned are carried at the amount of cash collateral advanced or received plus accrued interest. It is the Company's policy to value the securities borrowed and loaned on a daily basis, and to obtain additional cash as necessary to ensure such transactions are adequately collateralized.

PRIVATE EQUITY INVESTMENTS

    The Company carries its private equity investments, including its partnership interests, at fair value based upon the Company's assessment of the underlying investments.

INVESTMENT BANKING

    Underwriting revenues and fees for merger and acquisition advisory services are recognized when services for the transactions are substantially completed. Underwriting expenses are deferred and recognized at the time the related revenues are recorded.

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

TRANSLATION OF FOREIGN CURRENCIES

    Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the statement of financial condition date. Revenues and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, net of hedging gains or losses and taxes, are included in Accumulated other comprehensive income, a separate component of stockholder's equity. Gains or losses resulting from foreign currency transactions are included in the Consolidated Statement of Income.

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Property, equipment, and leasehold improvements are recorded at historical cost, net of accumulated depreciation and amortization. Depreciation is recognized on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the lesser of their economic useful lives or the terms of the underlying leases. Internal use software which qualifies for capitalization under AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (the "SOP"), is capitalized and subsequently amortized over the softwares' estimated useful life. At November 30, 1999 and 1998, the unamortized amount of capitalized internal use software was $25 million and $18 million, respectively.

                     LEHMAN BROTHERS INC. AND SUBSIDIAIRES

GOODWILL

    Excess of cost over fair value of net assets acquired ("goodwill") is amortized using the straight-line method over periods not exceeding 35 years. Goodwill is evaluated periodically for impairment and also is reduced upon the recognition of certain acquired net operating loss carryforward benefits.

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

NEW ACCOUNTING STANDARDS

    The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", in fiscal 1999. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. See Note 12 of Notes to Consolidated Financial Statements.

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

    The Company's commercial paper and short-term debt financing is comprised of the following:

                                                                  NOVEMBER 30
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                 (IN MILLIONS)
Short-term debt
  Payables to banks.........................................    $358       $377
  Master notes..............................................     132         51
  Bank loans................................................     125        188
                                                                ----       ----
Total.......................................................    $615       $616
                                                                ====       ====

                     LEHMAN BROTHERS INC. AND SUBSIDIAIRES

The Company's weighted-average interest rates were as follows:

                                                                  NOVEMBER 30
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Short-term debt(1)..........................................    4.9%       5.1%
Securities sold under agreements to repurchase..............    5.6%       5.1%

------------------------

(1) Includes $75 million and $25 million of short-term debt with weighted-average interest rates of 0.1% and 0.3% as of November 30, 1999 and 1998, respectively, related to non-U.S. dollar obligations.

NOTE 3. LONG-TERM DEBT

                                                                  U.S. DOLLAR
                                                              -------------------       NOVEMBER 30
                                                               FIXED     FLOATING   -------------------
                                                                RATE       RATE       1999       1998
                                                              --------   --------   --------   --------
                                                                            (IN MILLIONS)
SENIOR NOTES
Maturing in Fiscal 1999.....................................                                    $    1
Maturing in Fiscal 2000.....................................                                         1
Maturing in Fiscal 2001.....................................   $  184                $  184        165
Maturing in Fiscal 2002.....................................        2                     2
Maturing in Fiscal 2003.....................................                                         1
Maturing in Fiscal 2004.....................................
December 1, 2004 and thereafter.............................
                                                               ------                ------     ------
  Senior Notes..............................................      186                   186        168
                                                               ------                ------     ------

SUBORDINATED INDEBTEDNESS
Maturing in Fiscal 1999.....................................                                       691
Maturing in Fiscal 2000.....................................      192      $356         548        193
Maturing in Fiscal 2001.....................................      195                   195        194
Maturing in Fiscal 2002.....................................      450       405         855        855
Maturing in Fiscal 2003.....................................      475                   475        475
Maturing in Fiscal 2004.....................................      191                   191        409
December 1, 2004 and thereafter.............................    1,406       103       1,509      1,294
                                                               ------      ----      ------     ------
  Subordinated Indebtedness.................................    2,909       864       3,773      4,111
                                                               ------      ----      ------     ------
LONG-TERM DEBT..............................................   $3,095      $864      $3,959     $4,279
                                                               ======      ====      ======     ======

    Of the Company's long-term debt outstanding as of November 30, 1999, $200 million is repayable prior to maturity at the option of the holder, at par value. These obligations are reflected in the above table as maturing at their put dates, fiscal 2003, rather than at their contractual maturities, fiscal 2026.

    The Company's interest in 3 World Financial Center is financed with U.S. dollar fixed-rate senior notes totaling $186 million as of November 30, 1999. These notes are unconditionally guaranteed by American Express and collateralized by a first mortgage on the property.

    As of November 30, 1999, the Company had $1.8 billion available for the issuance of debt securities under various shelf registrations.

                     LEHMAN BROTHERS INC. AND SUBSIDIAIRES

END USER DERIVATIVE ACTIVITIES

    The Company utilizes interest rate swaps as an end user to modify the interest rate characteristics of its long-term debt portfolio. The Company actively manages the interest rate exposure on its long-term debt portfolio through the use of interest rate and currency swaps to more closely match the terms of the assets being funded and to minimize interest rate risk. In certain instances, two or more derivative contracts may be utilized by the Company to manage the interest rate nature and/or currency exposure of an individual long-term debt issuance. In these cases, the notional amount of the derivative contracts may exceed the carrying value of the related long-term debt issuance.

    At November 30, 1999 and 1998, the notional amounts of the Company's interest rate swaps related to its long-term debt obligations were approximately $3.0 billion and $2.9 billion, respectively. In terms of notional amounts outstanding, these derivative products mature as follows:

                                                                  NOVEMBER 30
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                 (IN MILLIONS)
Maturing in Fiscal 1999.....................................              $  334
Maturing in Fiscal 2000.....................................   $  384        192
Maturing in Fiscal 2001.....................................      194        194
Maturing in Fiscal 2002.....................................      450        250
Maturing in Fiscal 2003.....................................      475        475
Maturing in Fiscal 2004.....................................      191        191
December 1, 2004 and thereafter.............................    1,293      1,293
                                                               ------     ------
    Total...................................................   $2,987     $2,929
                                                               ======     ======
Weighted-average interest rate at November 30:
Receive rate................................................     7.30%      7.60%
Pay rate....................................................     6.39%      6.25%

    On an overall basis, the Company's long-term debt-related end user derivative activities resulted in reduced interest expense of approximately $34 million, $24 million and $26 million in 1999, 1998 and 1997, respectively. In addition, the Company's end user derivative activities resulted in the following changes to the Company's mix of fixed and floating rate debt and effective weighted-average rates of interest:

                                                                       NOVEMBER 30, 1999
                                                     ------------------------------------------------------
                                                         LONG-TERM DEBT              WEIGHTED-AVERAGE
                                                     -----------------------   ----------------------------
                                                       BEFORE       AFTER                    EFFECTIVE RATE
                                                        END          END       CONTRACTUAL     AFTER END
                                                        USER         USER       INTEREST          USER
                                                     ACTIVITIES   ACTIVITIES      RATE         ACTIVITIES
                                                     ----------   ----------   -----------   --------------
                                                          (IN MILLIONS)
USD Obligations
  Fixed-rate                                           $3,095       $  300
  Floating rate....................................       864        3,659
                                                       ------       ------         ----           ----
    Total..........................................    $3,959       $3,959         7.55%          6.86%
                                                       ======       ======         ====           ====

                     LEHMAN BROTHERS INC. AND SUBSIDIAIRES

                                                                       NOVEMBER 30, 1998
                                                     ------------------------------------------------------
                                                         LONG-TERM DEBT              WEIGHTED-AVERAGE
                                                     -----------------------   ----------------------------
                                                       BEFORE       AFTER                    EFFECTIVE RATE
                                                        END          END       CONTRACTUAL     AFTER END
                                                        USER         USER       INTEREST          USER
                                                     ACTIVITIES   ACTIVITIES      RATE         ACTIVITIES
                                                     ----------   ----------   -----------   --------------
                                                          (IN MILLIONS)
USD Obligations
  Fixed-rate                                           $3,170       $  241
  Floating rate....................................     1,109        4,038
                                                       ------       ------         ----           ----
    Total..........................................    $4,279       $4,279         7.57%          6.65%
                                                       ======       ======         ====           ====

NOTE 4. HOLDINGS' INCENTIVE PLANS

    The Company's employees participate in Holdings' various incentive plans. The Company records its allocated share of Holdings' stock-based compensation cost. Holdings' stock-based compensation cost was $363 million, $221 million, and $162 million for the years ended November 30, 1999, 1998 and 1997, respectively. The Company's allocated cost was $236 million, $155 million, and $113 million for the years ended November 30, 1999, 1998 and 1997, respectively. In accordance with APB 25, Holdings has not recognized compensation cost for its stock option awards and ESPP. The following is a description of Holdings' various incentive plans.

EMPLOYEE STOCK PURCHASE PLAN

    Holdings' Employee Stock Purchase Plan (the "ESPP") allows employees to purchase Holdings' common stock ("Common Stock") at a 15% discount from market value, with a maximum of $25,000 in annual aggregate purchases by any one individual. The number of shares of Common Stock authorized for purchase by eligible employees is 6 million. As of November 30, 1999 and 1998, 2.4 million shares and 2.0 million shares, respectively, of Common Stock had been purchased by eligible employees of Holdings through the ESPP.

1994 INCENTIVE PLANS

    Holdings' 1994 Management Replacement Plan (the "Replacement Plan") provided awards similar to the American Express common shares granted to Holdings' employees which were canceled as of the date of the spin-off from American Express. Through November 30, 1999, a total of 2.0 million awards had been granted under the Replacement Plan, including both stock options and restricted stock; 0.3 million were outstanding at November 30, 1999. No future awards will be granted under this plan.

    Holdings' 1994 Management Ownership Plan (the "1994 Plan") provides for the issuance of restricted stock units ("RSUs"), performance stock units ("PSUs"), stock options and other equity awards for a period of up to ten years to eligible employees. A total of 16.6 million shares of Common Stock may be granted under the 1994 Plan. At November 30, 1999, RSU and stock option awards by Holdings with respect to 16.1 million shares of Common Stock have been made under the 1994 Plan of which 7.8 million are outstanding and 8.3 million have been converted to freely transferable Common Stock. Holdings will utilize the remaining authorization of 0.5 million shares to satisfy dividend reinvestment requirements for outstanding awards and to fund the annual RSU awards for Holdings' non-employee directors.

                     LEHMAN BROTHERS INC. AND SUBSIDIAIRES

1996 MANAGEMENT OWNERSHIP PLAN

    During 1996, Holdings' stockholders approved the 1996 Management Ownership Plan (the "1996 Plan") under which awards similar to those of the 1994 Plan may be granted, and under which up to 15.5 million shares of Common Stock may be subject to awards. At November 30, 1999, RSU, PSU and stock option awards by Holdings with respect to 11.6 million shares of Common Stock have been made under the 1996 Plan of which 10.1 million are outstanding and 1.5 million have been converted to freely transferable Common Stock.

EMPLOYEE INCENTIVE PLAN

    Holdings' Employee Incentive Plan ("EIP") has provisions similar to the 1994 Plan and the 1996 Plan, and authorization for up to 53 million shares of Common Stock which may be subject to awards. At November 30, 1999, awards with respect to 46.8 million shares of Common Stock have been made under the EIP of which
45.5 million are outstanding and 1.3 million have been converted to freely transferable Common Stock. Approximately 31.7 million of the outstanding awards consist of RSUs and PSUs which have vesting and transfer restrictions extending through the year 2006.

STOCK OPTIONS

    In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", Holdings utilized the Black-Scholes option-pricing model to quantify the proforma effects of the fair value of the stock options granted and outstanding during 1999 and 1998 on net income. The Company's 1999, 1998 and 1997 proforma net income would have been approximately $669 million, $566 million and $378 million, respectively, compared to actual net income of $696 million, $575 million and $391 million, respectively. The proforma amounts reflect the effects of the 1999 and 1998 stock option grants and the 15% purchase discount from market value offered to the Company's employees who participate in the ESPP.

NOTE 5. CAPITAL REQUIREMENTS

    As a registered broker dealer, LBI is subject to the Securities and Exchange Commission ("SEC") Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At
November 30, 1999, LBI's regulatory net capital, as defined, of $1,563 million exceeded the minimum requirement by $1,457 million.

    In addition to amounts presented in the accompanying Consolidated Statement of Financial Condition as cash and securities segregated and on deposit for regulatory and other purposes, securities with a market value of approximately $1,245 million and $1,332 million at November 30, 1999 and 1998, respectively, primarily collateralizing securities purchased under agreements to resell, have been segregated in a special reserve bank account for the exclusive benefit of customers pursuant to the Reserve Formula requirements of SEC Rule 15c3-3.

    The Company's "AAA" rated derivatives subsidiaries, Lehman Brothers Financial Products Inc. ("LBFP") and Lehman Brothers Derivative Products Inc. ("LBDP"), have established certain capital and operating restrictions which are reviewed by various rating agencies. At November 30, 1999, LBFP and LBDP had capital which exceeded the requirement of the most stringent rating agency by approximately $12 million and $16 million, respectively.

                     LEHMAN BROTHERS INC. AND SUBSIDIAIRES

    Repayment of subordinated indebtedness and certain advances and dividend payments by LBI are restricted by the regulations of the SEC and other regulatory agencies. At November 30, 1999, $2,666 million of net assets of the Company were restricted as to the payment of dividends, principally as a result of regulations of the SEC and other regulatory agencies. In addition, certain covenants governing the indebtedness of LBI contractually limit its ability to pay dividends.

NOTE 6. HOLDINGS' EMPLOYEE BENEFIT PLANS

    Holdings provides various pension plans for the majority of its employees worldwide. In addition, Holdings provides certain other postretirement benefits, primarily health care and life insurance, to eligible employees. The Company records as compensation and benefits its allocated share of the cost of these plans. The following summarizes Holdings' domestic employee benefit plans in which the Company's employees participate:

                                                                                           POSTRETIREMENT
                                                                PENSION BENEFITS              BENEFITS
                                                                   NOVEMBER 30               NOVEMBER 30
                                                              ---------------------     ---------------------
                                                                1999         1998         1999         1998
                                                              --------     --------     --------     --------
                                                                    (IN MILLIONS, EXCEPT FOR WEIGHTED-
                                                                                 AVERAGE)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................    $522         $475         $ 50         $ 49
Service cost before expenses................................      12            9            1            1
Interest cost...............................................      35           32            3            3
Actuarial (gain) loss.......................................     (73)          22           (4)
Benefits paid...............................................     (17)         (16)          (3)          (3)
                                                                ----         ----         ----         ----
Benefit obligation at end of year...........................    $479         $522         $ 47         $ 50
                                                                ====         ====         ====         ====
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............    $672         $618
Actual return on plan assets, net of expenses...............      95           70
Benefits paid...............................................     (17)         (16)
                                                                ----         ----
Fair value of plan assets at end of year....................    $750         $672
                                                                ====         ====
Funded (underfunded) status.................................    $271         $150         $(47)        $(50)
Unrecognized net actuarial (gain) loss......................     (50)          56          (24)         (21)
Unrecognized prior service cost (credit)....................      15           16           (6)          (6)
                                                                ----         ----         ----         ----
Prepaid (accrued) benefit cost..............................    $236         $222         $(77)        $(77)
                                                                ====         ====         ====         ====
WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate...............................................    7.75%        6.75%        7.75%        6.75%
Expected return on plan assets..............................    9.25%        8.75%
Rate of compensation increase...............................    5.00%        5.00%        5.00%        5.00%

                     LEHMAN BROTHERS INC. AND SUBSIDIAIRES

    For measurement purposes, the annual health care cost trend rate was assumed to be 7.5% for the year ended November 30, 2000. The rate was assumed to decrease at the rate of 0.5% per year to 5.5% in the year ended November 30, 2004 and remain at that level thereafter.

                                                                                                   POSTRETIREMENT
                                                                                                      BENEFITS
                                                                 PENSION BENEFITS                  TWELVE MONTHS
                                                               TWELVE MONTHS ENDED                     ENDED
                                                                   NOVEMBER 30                      NOVEMBER 30
                                                          ------------------------------   ------------------------------
                                                            1999       1998       1997       1999       1998       1997
                                                          --------   --------   --------   --------   --------   --------
                                                                                   (IN MILLIONS)
COMPONENTS OF NET PERIODIC BENEFIT (INCOME) COST
Service cost............................................    $ 12       $  9       $  8       $ 1        $ 1        $ 1
Interest cost...........................................      35         32         29         3          3          3
Expected return on plan assets..........................     (62)       (54)       (50)
Recognized net actuarial (gain) loss....................       1         (1)        (1)       (1)        (1)        (2)
                                                            ----       ----       ----       ---        ---        ---
Net periodic benefit (income) cost......................    $(14)      $(14)      $(14)      $ 3        $ 3        $ 2
                                                            ====       ====       ====       ===        ===        ===

    Assumed health care cost trend rates have an effect on the amount reported for postretirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                              1% POINT INCREASE   1% POINT DECREASE
                                                              -----------------   -----------------
                                                                          (IN MILLIONS)
Effect on total service and interest cost components in
  fiscal 1999...............................................        $ 0.3               $(0.4)
Effect on postretirement benefit obligation at November 30,
  1999......................................................        $ 4.0               $(3.9)

NOTE 7. INCOME TAXES

    The Company's income is included in the consolidated U.S. federal income tax return of Holdings and its subsidiaries. The income tax provision for the Company is computed in accordance with the tax sharing agreement between Holdings and its subsidiaries. In accordance with this agreement, the balances due to Holdings at November 30, 1999 and 1998 were $483 million and $158 million, respectively.

    The provision for income taxes consists of the following:

                                                                   TWELVE MONTHS ENDED
                                                                       NOVEMBER 30
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
CURRENT
  Federal...................................................   $ 264       $102       $ 84
  State.....................................................     135         88         66
  Foreign...................................................      68         81         52
                                                               -----       ----       ----
                                                               $ 467       $271       $202
                                                               =====       ====       ====
DEFERRED
  Federal...................................................     (96)        16          1
  State.....................................................     (54)       (15)        (1)
                                                               -----       ----       ----
                                                                (150)         1
                                                               -----       ----       ----
                                                               $ 317       $272       $202
                                                               =====       ====       ====

                     LEHMAN BROTHERS INC. AND SUBSIDIAIRES

    Income before taxes included $35 million, $79 million, and $86 million that has also been subject to income taxes of foreign jurisdictions for 1999, 1998 and 1997, respectively.

    The income tax provision (benefit) differs from that computed by using the statutory federal income tax rate for the reasons shown below:

                                                                   TWELVE MONTHS ENDED
                                                                       NOVEMBER 30
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
Federal income taxes at statutory rate......................    $354       $296       $208
State and local taxes.......................................      53         47         42
Tax-exempt income...........................................     (95)       (70)       (45)
Amortization of goodwill....................................       3          3          3
Other, net..................................................       2         (4)        (6)
                                                                ----       ----       ----
                                                                $317       $272       $202
                                                                ====       ====       ====

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

    At November 30, 1999 and 1998 the deferred tax assets and liabilities consisted of the following:

                                                                  NOVEMBER 30
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                 (IN MILLIONS)
Deferred tax assets:
Unrealized trading and investment activity..................    $101       $ 98
Other.......................................................      19         11
                                                                ----       ----
Deferred tax assets.........................................     120        109
Deferred tax liabilities....................................      (2)        (2)
                                                                ----       ----
Net deferred tax assets.....................................    $118       $107
                                                                ====       ====

    The net deferred tax assets are included in Other assets in the accompanying Consolidated Statement of Financial Condition. It is anticipated that the Company's net deferred tax assets will be realized through future earnings, therefore no valuation allowance has been recorded against the deferred tax assets.

    The Company has approximately $14 million of NOL carryforwards, substantially all of which are attributable to the 1988 acquisition of E.F. Hutton Group Inc., (now known as LB 1 Group Inc.). For book purposes, the NOL carryforward has been transferred to Holdings in accordance with the tax sharing agreement.

    In accordance with the tax sharing agreement with Holdings, LBI was reimbursed for $140 million of net deferred tax assets in 1999 and reimbursed Holdings for $72 million of reversals of net deferred tax assets in 1998.

                     LEHMAN BROTHERS INC. AND SUBSIDIAIRES

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

    In the normal course of business, the Company enters into derivative transactions both in a trading capacity and as an end user. Acting in a trading capacity, the Company enters into derivative transactions to satisfy the needs of its clients and to manage the Company's own exposure to market and credit risk resulting from its trading activities (collectively, "Trading-Related Derivative Activities"). As an end user, the Company primarily enters into interest rate swap and option contracts to adjust the interest rate nature of its funding sources from fixed to floating rates and to change the index upon which floating interest rates are based (e.g., Prime to LIBOR) (collectively, "End User Derivative Activities").

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

SWAP PRODUCTS

    Interest rate swap products include interest rate and currency swaps, leveraged swaps, swap options, and other interest rate option products including caps, collars, and floors. An interest rate swap is a negotiated OTC contract in which two parties agree to exchange periodic interest payments for a defined period, calculated based upon a predetermined notional amount. Interest payments are usually exchanged on a net basis throughout the duration of the swap contract. A currency swap is an OTC agreement to exchange a fixed amount of one currency for a specified amount of a second currency at the outset and completion of the swap term. Leveraged swaps involve the multiplication of the interest rate factor upon which the interest payment streams are based (e.g., Party A pays three times the six-month LIBOR). Caps are contractual commitments that require the writer to pay the purchaser the amount by which an interest reference rate exceeds a defined contractual rate, if any, at specified times during the contract. Conversely, a floor is a contractual commitment that requires the writer to pay the amount by which a defined contractual rate exceeds an interest reference rate at specified times over the life of the contract, if any. Equity swaps are contractual agreements whereby one party agrees to receive the appreciation (or depreciation) value over a strike price on an equity investment in return for paying another rate, which is usually based upon equity index movements or interest rates. Commodity swaps are contractual commitments to exchange the fixed price of a commodity for a floating price (which is usually the prevailing spot price) throughout the swap term.

                     LEHMAN BROTHERS INC. AND SUBSIDIAIRES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    Derivatives are generally based upon notional amounts. Notional amounts are not recorded on-balance sheet, but rather are utilized solely as a basis for determining future cash flows to be

                     LEHMAN BROTHERS INC. AND SUBSIDIAIRES
exchanged. Therefore, notional amounts provide a measure of the Company's involvement with such instruments, but are not indicative of actual or potential risk.

    The following table reflects the notional/contract amounts of the Company's Trading-Related Derivative Activities:

TRADING-RELATED DERIVATIVE FINANCIAL INSTRUMENTS

                                                                                         WEIGHTED-
                                                             NOTIONAL/CONTRACT AMOUNTS    AVERAGE
                                                             -------------------------    MATURITY
                                                             NOVEMBER 30   NOVEMBER 30    NOV. 30
                                                                1999          1998          1999
                                                             -----------   -----------   ----------
                                                                   (IN MILLIONS)         (IN YEARS)
Interest rate and currency swaps and options (including
  caps, collars and floors)................................  $2,323,602    $1,635,636       4.64
Foreign exchange forward and future contracts and
  options..................................................     210,294       194,652        .17
Other fixed income securities contracts (including futures
  contracts, options and TBAs).............................     229,850       305,096        .45
Equity contracts (including equity swaps, futures, warrants
  and options).............................................      22,940         3,922       2.16
                                                             ----------    ----------       ----
TOTAL......................................................  $2,786,686    $2,139,306       3.93
                                                             ==========    ==========       ====

    Of the total notional amounts at November 30, 1999 and 1998, approximately $2,647 billion and $1,961 billion are over-the-counter and $139 billion and $178 billion are exchange-traded, respectively. The total weighted-average maturity at November 30, 1999, for over-the-counter and exchange-traded contracts was 4.11 years and 0.60 years, respectively. Approximately
$1,025 billion of the notional/contract amount of the Company's Trading-Related Derivative Activities mature within the year ended November 30, 2000, of which approximately 27% have maturities of less than one month.

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

    Listed in the following table is the fair value of the Company's Trading-Related Derivative Activities as of November 30, 1999 and 1998 as well as the average fair value of these instruments. Average fair values of these instruments were calculated based upon month-end statement of financial condition values, which the Company believes do not vary significantly from the average fair value calculated on a more frequent basis. Variances between average fair values and period-end values are due to changes in the volume of activities in these instruments and changes in the valuation of these instruments due to variations in market and credit conditions.

                     LEHMAN BROTHERS INC. AND SUBSIDIAIRES

FAIR VALUE OF TRADING-RELATED DERIVATIVE FINANCIAL INSTRUMENTS

                                                                                     AVERAGE FAIR VALUE*
                                                                                        TWELVE MONTHS
                                                                FAIR VALUE*                 ENDED
                                                             NOVEMBER 30, 1999        NOVEMBER 30, 1999
                                                           ----------------------   ----------------------
                                                            ASSETS    LIABILITIES    ASSETS    LIABILITIES
                                                           --------   -----------   --------   -----------
                                                                            (IN MILLIONS)
Interest rate and currency swaps and options (including
  caps, collars and floors)..............................   $3,409      $2,738       $3,620      $2,388
Foreign exchange forward contracts and options...........      650         424          678         582
Other fixed income securities contracts (including
  options and TBAs)......................................      256         192          243         232
Equity contracts (including equity swaps, warrants and
  options)...............................................      934         631          459         406
Commodity contracts (including swaps, forwards, and
  options)...............................................                                 3           1
                                                            ------      ------       ------      ------
TOTAL....................................................   $5,249      $3,985       $5,003      $3,609
                                                            ======      ======       ======      ======

                                                                                     AVERAGE FAIR VALUE*
                                                                                        TWELVE MONTHS
                                                                FAIR VALUE*                 ENDED
                                                             NOVEMBER 30, 1998        NOVEMBER 30, 1998
                                                           ----------------------   ----------------------
                                                            ASSETS    LIABILITIES    ASSETS    LIABILITIES
                                                           --------   -----------   --------   -----------
                                                                            (IN MILLIONS)
Interest rate and currency swaps and options (including
  caps, collars and floors)..............................   $4,491      $2,371       $4,298      $2,283
Foreign exchange forward contracts and options...........      476         752          652         593
Other fixed income securities contracts (including
  options and TBAs)......................................      217         211          281         256
Equity contracts (including equity swaps, warrants and
  options)...............................................      385         473          188         246
Commodity contracts (including swaps, forwards, and
  options)...............................................       11           9           24           7
                                                            ------      ------       ------      ------
TOTAL....................................................   $5,580      $3,816       $5,443      $3,385
                                                            ======      ======       ======      ======

------------------------

* Amounts represent carrying value (exclusive of collateral) and do not include receivables or payables related to exchange-traded futures contracts.

    Assets included in the table above represent the Company's unrealized gains, net of unrealized losses for situations in which the Company has a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties. Therefore, the fair value of assets/liabilities related to derivative contracts at November 30, 1999 represents the Company's net receivable/payable for derivative financial instruments before consideration of collateral. Included within the $5,249 million fair value of assets at November 30, 1999 was $4,489 million related to swaps and other OTC contracts and $760 million related to exchange-traded option and warrant contracts. Included within the $5,580 million fair value of assets at November 30, 1998 was $5,333 million related to swaps and other OTC contracts and $247 million related to exchange-traded option and warrant contracts.

    The primary difference in risks related to OTC and exchange-traded contracts is credit risk. OTC contracts contain credit risk for unrealized gains from various counterparties for the duration of the contract, net of collateral.

                     LEHMAN BROTHERS INC. AND SUBSIDIAIRES

    With respect to OTC contracts, including swaps, the Company views its third party net credit exposure to be $3,176 million at November 30, 1999, representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of amounts due from affiliates of $932 million and collateral of $381 million.

    Counterparties to the Company's OTC derivative products are primarily financial intermediaries (U.S. and foreign banks), securities firms, corporations, governments and their agencies, finance companies, insurance companies, investment companies and pension funds. Collateral held related to OTC contracts generally includes cash and U.S. government and federal agency securities. Presented below is an analysis of the Company's third party net credit exposure at November 30, 1999 for OTC contracts based upon actual ratings made by external rating agencies or by equivalent ratings established and utilized by the Company's Credit Risk Management Department.

    COUNTERPARTY            S&P/MOODY'S      NET CREDIT
     RISK RATING            EQUIVALENT        EXPOSURE
---------------------   -------------------  ----------
    1......                         AAA/Aaa      17%
    2......               AA-/Aa3 or higher      19%
    3......                 A-/A3 or higher      38%
    4......             BBB-/Baa3 or higher      18%
    5......               BB-/Ba3 or higher       5%
    6......                  B+/B1 or lower       3%

    The Company is also subject to credit risk related to its exchange-traded derivative contracts. Exchange-traded contracts, including futures and certain options, are transacted directly on the exchange. To protect against the potential for a default, all exchange clearinghouses impose capital requirements for their membership. Additionally, the exchange clearinghouse requires counterparties to futures contracts to post margin upon the origination of the contract and for any changes in the market value of the contract on a daily basis (certain foreign exchanges provide for settlement within three days). Therefore, the potential for losses from exchange-traded products is limited.

END USER DERIVATIVE ACTIVITIES

    The Company utilizes interest rate swap agreements as an end user to modify the interest rate characteristics of its long-term debt portfolio. The Company actively manages the interest rate exposure on its long-term debt portfolio through the use of interest rate and currency swaps to more closely match the terms of its debt portfolio to the assets being funded and to minimize interest rate risk. At November 30, 1999 and 1998, the notional amounts of the Company's end user activities related to its long-term debt obligations were approximately $3.0 billion and $2.9 billion, respectively. (For a further discussion of the Company's long-term debt-related end user derivative activities see Note 3).

    The Company also utilizes derivative products as an end user to modify its interest rate exposure associated with its secured financing activities, including securities purchased under agreements to resell, securities borrowed, securities sold under agreements to repurchase and securities loaned. At November 30, 1999 and 1998, the Company had $159 billion and $127 billion, respectively, of such secured financing activities. As with the Company's long-term debt, its secured financing activities expose the Company to interest rate risk. The Company, as an end user, manages the interest rate risk related to these activities by utilizing derivative financial instruments, including interest rate swaps and purchased options. The Company designates certain specific derivative transactions against specific assets and liabilities with matching maturities. In addition, the Company manages the interest rate risk of anticipated secured financing transactions with derivative products. The Company actively monitors the level of anticipated

                     LEHMAN BROTHERS INC. AND SUBSIDIAIRES
secured financing transactions to ensure there is a high degree of certainty that such secured financing transactions will be executed at levels at least equal to the designated derivative product transactions. At November 30, 1999 and 1998, the Company, as an end user, utilized derivative financial instruments with an aggregate notional amount of $12.9 billion and $73.4 billion, respectively, to modify the interest rate characteristics of its secured financing activities. The total notional amount of these agreements had a weighted-average maturity of 2.3 years and 1.0 years as of November 30, 1999 and 1998, respectively. On an overall basis, the Company's secured financing end user derivative activities increased (decreased) net revenues by approximately $(13) million, $4 million and $(10) million for 1999, 1998 and 1997, respectively.

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

    Assets and liabilities, which are recorded at contractual amounts that approximate market or fair value include cash and cash equivalents, cash and securities segregated and on deposit for regulatory and other purposes, receivables, certain other assets, commercial paper and short-term debt, and payables. The market value of such items are not materially sensitive to shifts in market interest rates because of the limited term to maturity of these instruments or their variable interest rates.

    Financial instruments which are recorded at amounts that do not necessarily approximate market or fair value include long-term debt, certain secured financing activities and the related financial instruments utilized by the Company as an end user to manage the interest rate risk of these exposures. The Company's long-term debt is recorded at contractual or historical amounts. The following table provides a summary of the fair value of the Company's long-term debt and related end user derivative activities. The fair value of the Company's long-term debt was estimated using either quoted market prices or discounted cash flow analyses based on the Company's current borrowing rates for similar types of borrowing arrangements. The fair value of the Company's long-term debt is subject to changes in its credit spreads, which fluctuated significantly in 1999 and 1998. The unrecognized net gain (loss) related to the Company's end user derivative activities reflects estimated fair values based on market rates at November 30, 1999 and 1998, respectively.

                                                                  NOVEMBER 30
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                 (IN MILLIONS)
Carrying value of long-term debt............................   $3,959     $4,279
Fair value of long-term debt................................    3,944      4,381
                                                               ------     ------
Unrecognized net gain (loss) on long-term debt..............   $   15     $ (102)
                                                               ======     ======
Unrecognized net gain (loss) on long-term debt end user
  activities................................................   $  (36)    $  155
                                                               ======     ======

    The Company carries its secured financing activities, including securities purchased under agreements to resell, securities borrowed, securities sold under agreements to repurchase, and securities loaned, at their original contract amount plus accrued interest. As the majority of such financing activities are short term in nature, carrying value approximates fair value. At November 30, 1999 and 1998, the Company had $159 billion and $127 billion, respectively, of such secured financing activities. As with the Company's long-term debt, its secured financing activities expose the Company to interest rate risk.

                     LEHMAN BROTHERS INC. AND SUBSIDIAIRES

    At November 30, 1999 and 1998, the Company, as an end user, utilized derivative financial instruments with an aggregate notional amount of $12.9 billion and $73.4 billion, respectively, to modify the interest rate characteristics of its secured financing activities. The unrecognized net losses related to these derivative financial instruments were $11 million and $110 million at November 30, 1999 and 1998, respectively, which were substantially offset by unrecognized net gains on the Company's secured financing activities, including anticipated transactions during the hedge period. Additionally, at November 30, 1999 the Company had approximately
$23 million of unrecognized gains related to approximately $2.5 billion of long-term fixed-rate repurchase agreements as compared to unrecognized net losses of approximately $84 million on approximately $4.4 billion of such agreements at November 30, 1998.

NOTE 10. OTHER COMMITMENTS AND CONTINGENCIES

    As of November 30, 1999 and 1998, the Company was contingently liable for $1.9 billion and $1.7 billion, respectively, of letters of credit, primarily used to provide collateral for securities and commodities borrowed and to satisfy margin deposits at option and commodity exchanges, and other guarantees.

    As of November 30, 1999 and 1998, in connection with its financing activities, the Company had outstanding commitments under certain lending arrangements of approximately $4.2 billion and $3.0 billion, respectively. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness.

    As of November 30, 1999, the Company had pledged securities, primarily fixed income, having a market value of approximately $18.3 billion, as collateral for securities borrowed having a market value of approximately $17.7 billion.

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

    The Company through its high grade and high yield sales, trading and underwriting activities, makes commitments to extend credit in loan syndication transactions and then participates out a significant portion of these commitments. The Company had lending commitments to high grade borrowers of $2.8 billion and $610 million at November 30, 1999 and 1998, respectively. In addition, lending commitments to high yield borrowers totaled $903 million and $1.5 billion at November 30, 1999 and 1998, respectively. All of these commitments and any related draw downs of these facilities are typically secured against the borrower's assets, have fixed maturity dates, and are generally contingent upon certain representations, warranties and contractual conditions applicable to the borrower. Total commitments are

                     LEHMAN BROTHERS INC. AND SUBSIDIAIRES
not indicative of actual risk or funding requirements as the commitments may not be drawn or fully utilized and the Company will continue to syndicate and/or sell these commitments.

    At November 30, 1999 and 1998, the Company had commitments to invest up to $302 million and $238 million, respectively, directly and through partnerships, in private equity related investments. These commitments will be funded as required through the end of the respective investment periods, principally expiring in 2004.

    In addition to these specific commitments, the Company had various other commitments of approximately $300 million and $305 million at November 30, 1999 and 1998, respectively.

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

    Securities and other financial instruments owned by the Company include U.S. government and agency securities, and securities issued by non-U.S. governments which, in the aggregate, represented 16% of the Company's total assets at November 30, 1999. In addition, primarily all of the collateral held by the Company for resale agreements represented 44% of total assets at November 30, 1999 and consisted of securities issued by the U.S. government, federal agencies or non-U.S. governments. The Company's most significant industry concentration is financial institutions, which include other brokers and dealers, commercial banks and institutional clients. This concentration arises in the normal course of the Company's business.

LEASE COMMITMENTS

    The Company leases office space and equipment throughout the world and is a party to a ground lease with the Battery Park City Authority covering its headquarters at 3 World Financial Center which extends through 2069. Total rent expense for 1999, 1998 and 1997 was $12 million, $12 million and $15 million, respectively. Certain leases on office space contain escalation clauses providing for additional rentals based upon maintenance, utility and tax increases.

                     LEHMAN BROTHERS INC. AND SUBSIDIAIRES

    Minimum future rental commitments under non-cancelable operating leases (net of subleases of $25 million) are as follows (in millions):


Fiscal 2000..............................................    $ 14
Fiscal 2001..............................................      13
Fiscal 2002..............................................      13
Fiscal 2003..............................................      11
Fiscal 2004..............................................       8
December 1, 2004 and thereafter..........................     179
                                                             ----
                                                             $238
                                                             ====

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

    Holdings has allocated to the Company the cost of certain employees and space in the World Financial Center and 101 Hudson Street, Jersey City, New Jersey. In addition, the Company charges other affiliates of Holdings for services it provides. A portion of these reimbursements are variable in nature. These amounts, including any reimbursements, are classified in the Consolidated Statement of Income as Management fees or Compensation and benefits as appropriate.

    In addition, Holdings and subsidiaries of Holdings raise money through short-and long-term funding in the capital markets, which is used to fund the operations of certain of the Company's wholly owned subsidiaries. Advances from Holdings and other affiliates were $16.1 billion and $21.5 billion at November 30, 1999 and 1998, respectively.

    In connection therewith, advances from Holdings aggregating approximately $13.2 billion and $18.3 billion at November 30, 1999 and 1998, respectively, are generally payable on demand. The average interest rate charged on these advances is primarily based on Holdings' average daily cost of funds, which was 5.5% and 5.8% for the twelve months ended November 30, 1999 and 1998, respectively. In addition, the Company had borrowings from Holdings and subsidiaries of Holdings, classified as subordinated indebtedness, of approximately $757 million and $957 million at November 30, 1999 and 1998, respectively. In addition, the Company has advances from other subsidiaries of Holdings aggregating approximately $2.9 billion and $3.2 billion at November 30, 1999 and 1998, respectively, with various repayment terms. The Company had notes and other receivables due from Holdings and subsidiaries of Holdings aggregating approximately $5.1 billion and $4.3 billion at November 30, 1999 and 1998, respectively, with various interest rates and repayment terms.

    At November 30, 1999, the Company had $15.6 billion of securities purchased under agreements to resell and $14.3 billion of securities sold under agreements to repurchase with Holdings and subsidiaries of Holdings.

    The Company believes that amounts arising through related party transactions, including those allocated expenses referred to above, are reasonable and approximate the amounts that would have been recorded if the Company operated as an unaffiliated entity.

                     LEHMAN BROTHERS INC. AND SUBSIDIAIRES

    During 1999, the Company paid $120 million to Holdings, $75 million as a return of capital and $45 million as dividends. In 1998, the Company paid
$65 million to Holdings, $4 million as a return of capital and $61 million as dividends.

NOTE 12. SEGMENTS

    Lehman Brothers operates in three segments: Investment Banking, Capital Markets, and Other.

    The Investment Banking Division provides advice to corporate, institutional and government clients throughout the world on mergers, acquisitions, and other financial matters. The Division also raises capital for clients by underwriting public and private offerings of debt and equity securities.

    The Capital Markets Division includes the Company's sales, trading, research and financing activities in equity and fixed income cash and derivatives products. Through the Division, the Company is a global market-maker in numerous equity and fixed income products, including U.S., European and Asian equities, government and agency securities, money market products, corporate high grade, high yield and emerging market securities, mortgage- and asset-backed securities, municipal securities, bank loans, foreign exchange and derivatives products. The Division also includes the Company's risk arbitrage and secured financing businesses. The financing business manages the Company's equity and fixed income matched book activities, supplies secured financing to institutional and high-net-worth clients and customers, and provides secured funding for the Company's inventory of equity and fixed income products.

    Other consists of the Company's asset management and private equity businesses, neither of which represents more than 10% of the Company's consolidated net revenues, earnings before taxes or assets.

    The Company's segment information for fiscal years 1999, 1998 and 1997 is presented below and was developed consistent with the accounting policies used to prepare the Company's consolidated financial statements.

                                                             INVESTMENT   CAPITAL
                                                              BANKING     MARKETS     OTHER      TOTAL
                                                             ----------   --------   --------   --------
                                                                            (IN MILLIONS)
NOVEMBER 30, 1999
Net revenue................................................    $1,252      $2,230      $  5      $3,487
                                                               ======      ======      ====      ======
Earnings before taxes......................................    $  270      $  772      $(29)     $1,013
                                                               ======      ======      ====      ======
Segment assets (billions)..................................    $  1.1      $130.9      $7.2      $139.2
                                                               ======      ======      ====      ======

NOVEMBER 30, 1998
Net revenue................................................    $1,196      $1,580      $ 95      $2,871
                                                               ======      ======      ====      ======
Earnings before taxes......................................    $  322      $  461      $ 64      $  847
                                                               ======      ======      ====      ======
Segment assets (billions)..................................    $  0.7      $112.4      $7.7      $120.8
                                                               ======      ======      ====      ======

NOVEMBER 30, 1997
Net revenue................................................    $  867      $1,578      $156      $2,601
                                                               ======      ======      ====      ======
Earnings before taxes......................................    $  190      $  278      $125      $  593
                                                               ======      ======      ====      ======
Segment assets (billions)..................................    $  1.1      $105.5      $7.7      $114.3
                                                               ======      ======      ====      ======

                     LEHMAN BROTHERS INC. AND SUBSIDIAIRES

    The following are net revenues by geographic region:

                                           NOVEMBER 30   NOVEMBER 30   NOVEMBER 30
                                              1999          1998          1997
                                           -----------   -----------   -----------
Americas*................................    $3,132        $2,688        $2,357
Europe...................................       266            31            96
Asia Pacific.............................        89           152           148
                                             ------        ------        ------
    Total................................    $3,487        $2,871        $2,601
                                             ======        ======        ======

------------------------

* Includes non-U.S. revenues of $22 million, $35 million and $17 million in 1999, 1998 and 1997, respectively.

    The following information describes the Company's methods of allocating consolidated net revenues to geographic regions. Net Revenues, if syndicated or trading-related, have been distributed based upon the location where the primary or secondary position was fundamentally risk managed: if fee-related, by the location of the senior coverage banker; if commission-related, by the location of the salespeople. In addition, certain revenues associated with domestic products and services which resulted from relationships with international clients and customers have been reclassified as international revenues using an allocation consistent with the Company's internal reporting.

NOTE 13. QUARTERLY INFORMATION (UNAUDITED)

    The following information represents the Company's unaudited quarterly results of operations for 1999 and 1998. Certain amounts reflect reclassifications to conform to the current period's presentation. These quarterly results reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results. Revenues and earnings of the Company can vary significantly from quarter to quarter due to the nature of the Company's business activities.

                                                          1999                                        1998
                                        -----------------------------------------   -----------------------------------------
                                        NOV. 30    AUG. 31     MAY 31    FEB. 28    NOV. 30    AUG. 31     MAY 31    FEB. 28
                                        --------   --------   --------   --------   --------   --------   --------   --------
                                                                            (IN MILLIONS)
Total revenues........................   $3,995     $3,985     $4,093     $3,949     $3,930     $4,766     $4,791     $4,102
Interest expense......................    2,987      3,100      3,272      3,176      3,663      3,928      3,783      3,356
                                         ------     ------     ------     ------     ------     ------     ------     ------
Net revenues..........................    1,008        885        821        773        267        838      1,008        746
Non-interest expenses
  Compensation and benefits...........      508        446        434        376        194        375        512        364
  Other expenses......................      138        230        169        173         56        165        166        180
                                         ------     ------     ------     ------     ------     ------     ------     ------
Total non-interest expenses...........      646        676        603        549        250        540        678        544
                                         ------     ------     ------     ------     ------     ------     ------     ------
Income before taxes...................      362        209        218        224         17        298        330        202
Provision for (benefit from) income
  taxes...............................      118         70         62         67        (40)       106        130         76
                                         ------     ------     ------     ------     ------     ------     ------     ------
Net income............................   $  244     $  139     $  156     $  157     $   57     $  192     $  200     $  126
                                         ======     ======     ======     ======     ======     ======     ======     ======