Form 10-Q
period 2000-02-29
LEHMAN BROTHERS INC//
filed 2000-04-14
CIK 728586

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ]              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 29, 2000

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

                          Commission file number 1-9466

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

As of March 31, 2000, 1,006 shares of the Registrant's Common Stock, par value $0.10 per share, were outstanding.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES

                                    FORM 10-Q

                     FOR THE QUARTER ENDED FEBRUARY 29, 2000

                                      INDEX


Part I.             FINANCIAL INFORMATION                              Page
                                                                      Number

       Item 1.  Financial Statements - (unaudited)

                    Consolidated Statement of Income -
                    Three Months Ended
                    February 29, 2000 and February 28, 1999............ 3

                    Consolidated Statement of Financial Condition -
                    February 29, 2000 and November 30, 1999............ 4

                    Consolidated Statement of Cash Flows -
                    Three Months Ended
                    February 29, 2000 and February 28, 1999............ 6

                    Notes to Consolidated Financial Statements......... 7

       Item 2.      Management's Discussion and Analysis of
                    Financial Condition and Results of Operations...... 14

Part II.            OTHER INFORMATION

       Item 1.      Legal Proceedings.................................. 29

       Item 6.      Exhibits and Reports on Form 8-K................... 30

Signature     ......................................................... 31

EXHIBIT INDEX                                                           32

Exhibits

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                        CONSOLIDATED STATEMENT of INCOME
                                   (Unaudited)
                                  (In millions)

                                                 Three months ended
                                       -------------------------------------
                                          February 29          February 28
                                              2000                 1999
                                       ----------------     ----------------

Revenues
     Principal transactions                 $ 653               $ 342
     Investment banking                       447                 255
     Commissions                              168                 111
     Interest and dividends                 3,765               3,235
     Other                                     10                   6
                                        -------------     ----------------
         Total revenues                     5,043               3,949
Interest expense                            3,705               3,176
                                        -------------     ----------------
         Net revenues                       1,338                 773
                                        -------------     ----------------
Non-interest expenses
     Compensation and benefits                696                 376
     Brokerage and clearance                   50                  50
     Technology and communications             45                  38
     Business development                      22                  19
     Professional fees                         18                   9
     Occupancy                                 13                   9
     Management fee                            49                  35
     Other                                     15                  13
                                        -------------     ----------------
         Total non-interest expenses          908                 549
                                        -------------     ----------------
Income before taxes                           430                 224
     Provision for income taxes               159                  67
                                        =============     ================
Net income                                  $ 271               $ 157
                                        ================   ================




                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENT of FINANCIAL CONDITION
                                   (Unaudited)
                                  (In millions)


                                                                                   February 29            November 30
                                                                                      2000                   1999
                                                                                ------------------     ------------------

ASSETS
Cash and cash equivalents                                                            $ 1,526                 $ 1,384

Cash and securities segregated and on deposit for regulatory
and other purposes                                                                     2,437                   1,434

Securities and other financial instruments owned:
     Governments and agencies                                                         18,832                  21,603
     Corporate equities                                                                9,830                   9,144
     Mortgages and mortgage-backed                                                     7,092                   8,457
     Corporate debt and other                                                          6,473                   5,331
     Derivatives and other contractual agreements                                      5,406                   5,249
     Certificates of deposit and other money market instruments                          709                   2,123
                                                                                ------------------     ------------------
                                                                                      48,342                  51,907
                                                                                ------------------     ------------------

Collateralized short-term agreements:
     Securities purchased under agreements to resell                                  68,312                  61,365
     Securities borrowed                                                              18,629                  11,243

Receivables:
     Brokers, dealers and clearing organizations                                       1,549                   2,346
     Customers                                                                         3,942                   2,922
     Others                                                                            4,757                   5,920

Property, equipment and leasehold improvements (net of
     accumulated depreciation and amortization of $593 in 2000
     and $588 in 1999)
                                                                                         276                     280

Other assets                                                                             266                     261

Excess of cost over fair value of net assets acquired (net of
accumulated amortization of $117 in 2000 and $115 in 1999)                               118                     120
                                                                                ------------------     ------------------
     Total Assets                                                                  $ 150,154               $ 139,182
                                                                                ==================     ==================





                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
           CONSOLIDATED STATEMENT of FINANCIAL CONDITION - (Continued)
                                   (Unaudited)
                        (In millions, except share data)


                                                                                              February 29          November 30
                                                                                                 2000                  1999
                                                                                            ----------------     -----------------

LIABILITIES AND STOCKHOLDER'S EQUITY
Commercial paper and short-term debt                                                              $ 736                 $ 615
Securities and other financial instruments sold but not yet purchased:
     Governments and agencies                                                                    13,878                10,237
     Derivatives and other contractual agreements                                                 3,785                 3,985
     Corporate equities                                                                           3,375                 3,207
     Corporate debt and other                                                                     2,092                 1,218
                                                                                            ----------------     -----------------
                                                                                                 23,130                18,647
                                                                                            ----------------     -----------------
Collateralized short-term financing:
     Securities sold under agreements to repurchase                                              76,833                76,587
     Securities loaned                                                                           13,794                 9,809
Advances from Holdings and other affiliates                                                      17,608                16,118
Payables:
     Brokers, dealers and clearing organizations                                                  2,550                 2,485
     Customers                                                                                    6,168                 5,535
Accrued liabilities and other payables                                                            1,996                 2,324
Long-term debt:
     Senior notes                                                                                   191                   186
     Subordinated indebtedness                                                                    3,774                 3,773
                                                                                            ----------------     -----------------
         Total liabilities                                                                      146,780               136,079
                                                                                            ----------------     -----------------

Commitments and contingencies


STOCKHOLDER'S EQUITY
Preferred stock,  $0.10 par value;  10,000 shares  authorized;  none outstanding
Common stock, $0.10 par value; 10,000 shares authorized;
  1,006 shares issued and outstanding
Additional paid-in capital                                                                        1,684                 1,684
Accumulated other comprehensive income                                                                2                     2
Retained earnings                                                                                 1,688                 1,417
                                                                                                                 -----------------
                                                                                            ----------------
         Total stockholder's equity                                                               3,374                 3,103
                                                                                            ================     =================
         Total liabilities and stockholder's equity                                           $ 150,154             $ 139,182
                                                                                            ================     =================



                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT of CASH FLOWS
                                   (Unaudited)
                                  (In millions)


                                                                                               Three months ended
                                                                                      --------------------------------------
                                                                                        February 29           February 28
                                                                                            2000                 1999
                                                                                      -----------------     ----------------

CASH FLOWS FROM OPERATING ACTIVITES
Net income                                                                                  $ 271                 $ 157
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
     Depreciation and amortization                                                              9                    14
     Provisions for losses and other reserves                                                   9                     7
     Other adjustments                                                                          6                    (7)
Net change in:
     Cash and securities segregated                                                        (1,003)                 (174)
     Securities and other financial instruments owned                                       3,565                (6,285)
     Securities borrowed                                                                   (7,386)                1,721
     Receivables from brokers, dealers and clearing organizations                             797                   188
     Receivables from customers                                                            (1,020)                  269
     Securities and other financial instruments sold but not yet purchased                  4,483                (1,717)
     Securities loaned                                                                      3,985                 4,874
     Payables to brokers, dealers and clearing organizations                                   65                 1,452
     Payables to customers                                                                    633                    80
     Accrued liabilities and other payables                                                  (337)                 (268)
     Other operating assets and liabilities, net                                            1,159                (1,643)
                                                                                      -----------------     ----------------
         Net cash provided by (used in) operating activities                                5,236                (1,332)
                                                                                      -----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITES
Net proceeds from commercial paper and short-term debt                                        121                   189
Resale agreements net of repurchase agreements                                             (6,701)                7,147
Increase (decrease) in advances from Holdings and other affilitates                         1,490                (5,879)
                                                                                      -----------------     ----------------
         Net cash provided by (used in) financing activities                               (5,090)                1,457
                                                                                      -----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold improvements                                    (4)                   (6)
                                                                                      -----------------     ----------------
         Net cash used in investing activities                                                 (4)                   (6)
                                                                                      -----------------     ----------------
         Net change in cash and cash equivalents                                              142                   119
                                                                                      -----------------     ----------------
Cash and cash equivalents, beginning of period                                              1,384                   460
                                                                                      =================     ================
         Cash and cash equivalents, end of period                                         $ 1,526                 $ 579
                                                                                      =================     ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)

Interest paid totaled $3,710 and $4,035 for the three months ended February 29, 2000 and February 28, 1999, respectively. Income taxes paid totaled $4 for the three months ended February 28, 1999.


                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation:

The consolidated financial statements include the accounts of Lehman Brothers Inc., a registered broker-dealer ("LBI") and subsidiaries (collectively, the "Company"). LBI is a wholly owned subsidiary of Lehman Brothers Holdings Inc. ("Holdings"). LBI is one of the leading global investment banks serving institutional, corporate, government and high-net-worth individual clients and customers. The Company's worldwide headquarters in New York are complemented by offices in additional locations in North America, Europe, the Middle East, Latin America and the Asia Pacific Region. The Company is engaged in providing financial services. All material intercompany accounts and transactions have been eliminated in consolidation. The Company's financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") with respect to the Form 10-Q and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these consolidated financial statements be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the twelve months ended November 30, 1999 (the "Form 10-K"). The Consolidated Statement of Financial Condition at November 30, 1999 was derived from the audited financial statements.

The nature of the Company's business is such that the results of any interim period may vary significantly from quarter to quarter and may not be indicative of the results to be expected for the fiscal year. Certain prior period amounts reflect reclassifications to conform to the current period's presentation.

2.  Capital Requirements:

The Company operates globally through a network of subsidiaries, with several being subject to regulatory requirements. In the United States, LBI, as a registered broker-dealer, is subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At February 29, 2000, LBI's regulatory net capital, as defined, of $1,656 million exceeded the minimum requirement by $1,524 million.

In addition, the Company's "AAA" rated derivatives subsidiaries, Lehman Brothers Financial Products Inc. ("LBFP") and Lehman Brothers Derivative Products Inc. ("LBDP"), have established certain capital and operating restrictions which are reviewed by various rating agencies. At February 29, 2000, LBFP and LBDP each had capital which exceeded the requirement of the most stringent rating agency by approximately $114 million and $30 million, respectively.

Repayment of subordinated indebtedness and certain advances and dividend payments by LBI are restricted by the regulations of the SEC and other regulatory agencies. In addition, certain investments governing the indebtedness of LBI contractually limit its ability to pay dividends.

                      LEHMAN BROTHERS INC and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

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

                      LEHMAN BROTHERS INC and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS




                                                                                                  Average Fair Value*
                                                                   Fair Value*                    Three Months Ended
                                                                February 29, 2000                  February 29, 2000
                                                         --------------------------------- ----------------------------------
(in millions)                                               Assets          Liabilities       Assets           Liabilities
-------------------------------------------------------- -------------- -- --------------- -------------- --- ---------------
Interest rate and currency swaps and options
(including caps, collars and floors)                         $ 3,950            $ 2,542        $ 3,904           $ 3,126
Foreign exchange forward contracts and
      options
                                                                 399                328            452                348
Other fixed income securities contracts
     (including options and TBAs)                                127                238            316                268
Equity contracts (including equity swaps,
     warrants and options)                                       930                677            923                677
                                                         -------------- -- --------------- -------------- --- ---------------
         Total                                               $ 5,406            $ 3,785        $ 5,595            $ 4,419
                                                         -------------- -- --------------- -------------- --- ---------------



                                                                                                  Average Fair Value*
                                                                    Fair Value*                   Twelve Months Ended
                                                                 November 30, 1999                 November 30, 1999
                                                         ---------------------------------- ---------------------------------
(in millions)                                               Assets           Liabilities        Assets         Liabilities
-------------------------------------------------------- -------------- -- ---------------- --------------- - ---------------
Interest rate and currency swaps and options
(including caps, collars and floors)                         $ 3,409            $ 2,738         $ 3,620           $ 2,388
Foreign exchange forward contracts and
  options                                                        650                424             678               582
Other fixed income securities contracts
  (including options and TBAs)                                   256                192             243               232
Equity contracts (including equity swaps,
   warrants and options)                                         934                631             459               406
Commodity contracts (including swaps,
   forwards and options)                                                                              3                 1
                                                         -------------- -- ---------------- --------------- - ---------------
         Total                                               $ 5,249            $ 3,985         $ 5,003           $ 3,609
                                                         -------------- -- ---------------- --------------- - ---------------

*    Amounts  represent  carrying  value  (exclusive of  collateral)  and do not
     include   receivables  or  payables  related  to  exchange-traded   futures
     contracts.

Assets included in the table above represent the Company's unrealized gains, net of unrealized losses for situations in which the Company has a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties. Therefore, the fair value of assets/liabilities related to derivative contracts at February 29, 2000 represents the Company's net receivable/payable for derivative financial instruments before consideration of collateral. Included within the $5,406 million fair value of assets at February 29, 2000 was $4,640 million related to swaps and other OTC contracts and $766 million related to exchange-traded option and warrant contracts. Included within the $5,249 million

                      LEHMAN BROTHERS INC and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

fair value of assets at November 30, 1999 was $4,489 million related to swaps and other OTC contracts and $760 million related to exchange-traded option and warrant contracts.

With respect to OTC contracts, including swaps, the Company views its net credit exposure to be $2,969 million at February 29, 2000, representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of amounts due from affiliates of $1,316 million and collateral of $355 million. Presented below is an analysis of the Company's net credit exposure at February 29, 2000 for OTC contracts based upon actual ratings made by external rating agencies or by equivalent ratings established and utilized by the Company's Credit Risk Management Department.

 Counterparty                  S&P/Moody's                  Net Credit
 Risk Rating                   Equivalent                    Exposure
 -----------                   ----------                    --------
      1                          AAA/Aaa                       18%
      2                     AA-/Aa3 or higher                  20%
      3                      A-/A3 or higher                   36%
      4                    BBB-/Baa3 or higher                 23%
      5                     BB-/Ba3 or higher                   1%
      6                      B+/B1 or lower                     2%

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

4.  Other Commitments and Contingencies:

In connection with its financing activities, the Company had outstanding commitments under certain lending arrangements of approximately $3.3 billion at February 29, 2000 and $4.2 billion at November 30, 1999. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness.

                      LEHMAN BROTHERS INC and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS


The Company, through its high grade and high yield sales, trading and underwriting activities, makes commitments to extend credit in loan syndication transactions and then participates out a significant portion of these commitments. The Company had lending commitments to high grade borrowers of $2.3 billion and $2.8 billion at February 29, 2000 and November 30, 1999, respectively. In addition, lending commitments to high yield borrowers totaled $1.2 billion and $903 million at February 29, 2000 and November 30, 1999, respectively. All of these commitments and any related draw-downs of these facilities are typically secured against the borrowers' assets, have fixed maturity dates and are generally contingent upon certain representations, warranties and contractual conditions applicable to the borrower. Total commitments are not indicative of actual risk or funding requirements as the commitments may not be drawn or fully utilized, and the Company will continue to syndicate and/or sell these commitments.

At February 29, 2000 and November 30, 1999, the Company had commitments to invest up to $413 million and $302 million, respectively, directly and through partnerships, in private equity-related investments. These commitments will be funded as required through the end of the respective investment periods, principally expiring in 2004.

In addition to these specific commitments, the Company had various other commitments of approximately $300 million at both February 29, 2000 and November 30, 1999.

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

5.       Segments

Lehman Brothers operates in three business segments: Investment Banking, Capital Markets, and Other.

The Investment Banking Division provides advice to corporate, institutional and government clients throughout the world on mergers, acquisitions, and other financial matters. The Division also raises capital for clients by underwriting public and private offerings of debt and equity securities.

                      LEHMAN BROTHERS INC and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

The Capital Markets Division includes the Company's sales, trading, research and financing activities in equity and fixed income cash and derivatives products. Through the Division, the Company is a global market-maker in numerous equity and fixed income products, including U.S. and European equities, government and agency securities, money market products, corporate high grade, high yield securities, mortgage- and asset-backed securities, municipal securities, bank loans, foreign exchange and derivatives products. The Division also includes the Company's risk arbitrage and secured financing businesses. The financing business manages the Company's equity and fixed income matched book activities, supplies secured financing to institutional and high-net-worth clients and customers, and provides secured funding for the Company's inventory of equity and fixed income products.

Other consists of the Company's asset management and private equity businesses, neither of which represents more than 10% of the Company's consolidated net revenues, earnings before taxes or assets.

The Company's segment information for the first quarter of 2000 and 1999 is presented below and was developed consistent with the accounting policies used to prepare the Company's consolidated financial statements.


                                       Investment             Capital
                                         Banking              Markets             Other                   Total
                                    ------------------     --------------    -----------------     ---------------------

February 29, 2000

Net revenue                                     $ 447              $ 883            $    8                      $ 1,338
                                    ==================     ==============    =================     =====================
Earnings before taxes                           $ 125              $ 309            $   (4)                       $ 430
                                    ==================     ==============    =================     =====================
Segment assets (billions)                       $ 1.1            $ 144.3             $ 4.8                      $ 150.2
                                    ==================     ==============    =================     =====================


February 28, 1999

Net revenue                                     $ 257              $ 514           $    2                         $ 773
                                    ==================     ==============    =================     =====================
Earnings before taxes                            $ 78              $ 148           $   (2)                        $ 224
                                    ==================     ==============    =================     =====================
Segment assets (billions)                        $0.8            $ 133.8            $ 2.4                       $ 137.0
                                    ==================     ==============    =================     =====================


                      LEHMAN BROTHERS INC and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

The following are net revenues by geographic region:

                                  February 29           February 28
                                     2000                   1999
                               ------------------    -------------------

Americas*                            $ 1,197                 $ 665
Europe                                    96                    96
Asia Pacific                              45                    12
                               ------------------    -------------------

      Total                          $ 1,338                 $ 773
                               ==================    ===================

* Includes non-U.S. revenues of $13 million and $4 million in the first quarter of 2000 and 1999, respectively.

The following information describes the Company's methods of allocating consolidated net revenues to geographic regions. Net revenues, if syndicated or trading-related, have been distributed based upon the location where the primary or secondary position was fundamentally risk managed; if fee-related, by the location of the senior coverage banker; if commission-related, by the location of the salespeople. In addition, certain revenues associated with domestic products and services which resulted from relationships with international clients and customers have been reclassified as international revenues using an allocation consistent with the Company's internal reporting.

6.       Related Parties

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

Financial Advisory activities on a global basis continued at record levels. Industrywide, the volume of announced merger and acquisition transactions in the first quarter soared to $1.1 trillion. The first quarter also reflected continued activity involving European companies and cross-border mergers and acquisitions. Merger and acquisition activities continued to reflect the trends of consolidation, deregulation and globalization across industry sectors and across borders. Equity new issuance this quarter was at record levels worldwide, more than doubling as compared to the same period last year. In the U.S., new equity issuance more than tripled as compared to the first quarter last year. Fueling the domestic market was increased IPO activity and continued equity raising in the technology, telecommunications and new media sectors. Debt issuance was initially dampened by the outward shift in the yield curve in January and later by the inversion of the yield curve and the anticipation of future interest rate hikes by the Federal Reserve and the European Central Bank.

At the same time, economic growth in the United States remained very strong during the first quarter of 2000, and equity trading volumes continued to be healthy. New economy stocks, as measured by the NASDAQ rose 40% during the quarter to a new high, but have since corrected. In anticipation of further rate hikes, the price of old economy stocks, as measured by the Dow Jones Industrial Index, declined by 7% over the quarter, through the 10,000 level, but later recovered. In the fixed income markets, the 10-year U.S. Treasury bond yield initially rose during the quarter, reaching 6.78% in mid-January. However, as the Dow slid and the U.S. Treasury announced plans for the early retirement of certain Treasury borrowings, bond yields fell-back to end the quarter at 6.4%, just 20 basis points above where they had started. In response to the strength of continued growth, the Fed, as expected, raised the Federal Funds rate on February 2nd by 25 basis points to 5.75%, the fourth 25 basis point increase since June 1999.

In February, while European business and consumer confidence had risen to new cyclical and all-time highs, inflationary pressures also started to rise. Pushed up by higher oil prices and a weaker euro, European inflation rose to 2% in January from 1.5% in November, while core inflation also inched higher. Responding to rising inflationary pressures and a weaker euro, the European Central Bank raised its key two-week repo rate by 25 basis points on February 3rd. Although the rate hike by the ECB matched that by the Federal Reserve, the euro continued to fall against the dollar, hitting a new low of $0.94/euro on February 28th, but later stabilizing at around $0.97/euro. For the period as a whole, European markets outperformed the broad U.S. index with a return of 8% in local currency terms (FTSE World Europe), but all of this gain was achieved by the end of December.

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

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


Results of Operations
For the Three Months Ended February 29, 2000 and February 28, 1999

The Company reported record net income of $271 million for the first quarter ended February 29, 2000, representing an increase of 73% from net income of $157 million for the first quarter ended February 28, 1999.

These results reflect the ongoing successful execution of the Company's strategy to grow its high margin investment banking and equities businesses and maintain a strict discipline with regard to its expenses. The Company's strategy is based on the belief that: (1) these businesses generate higher returns on equity because they are less capital intensive; and (2) their rapid growth accelerates the Company's overall rate of growth; and (3) they help reduce earnings volatility by diversifying the Company's revenue base. The Company's emphasis on these high margin businesses helped to increase the Company's operating margin to 32.1% in the first quarter of 2000 from 29.0% in the first quarter of 1999.

In the following tables, the Company's results have been segregated into three business segments: Investment Banking, Capital Markets and Other. Each segment represents a group of activities and products with similar characteristics. These business activities result in revenues from both institutional clients as well as high-net-worth retail clients and are recognized within the different revenue categories in the Company's Consolidated Statement of Income. (Net revenues by segment contain certain internal allocations, including funding costs, which are centrally managed.)

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS



Three Months Ended February 29, 2000 and February 28, 1999
(in millions)
                                                Three Months Ended
                                         ----------------------------------
                                             Feb 29             Feb 28
                                               2000               1999
                                         ---------------    ---------------
Investment Banking                            $ 447              $ 257
Capital Markets                                 883                514
Other                                             8                  2
                                         ===============    ===============
Total                                       $ 1,338              $ 773
                                         ===============    ===============


The following discussion provides an analysis of the Company's net revenues for the periods above.

Investment Banking This segment's net revenues result from fees earned by the Company for underwriting public and private offerings of fixed income and equity securities, raising capital and advising clients on merger and acquisition activities and other services. Investment Banking's net revenues increased 74% in the first quarter of 2000 to $447 million from $257 million in the first quarter of 1999, principally as a result of an increase in equity underwriting and financial advisory services. The increased net revenues are an outgrowth of the Company's ongoing efforts to grow its Investment Banking franchise. The record results in equity underwriting were driven by issuances in the communications/media sector and a significant increase in convertible offerings.


Debt underwriting revenues remained relatively unchanged from the first quarter of 1999 despite challenging market conditions resulting from yield curve volatility.


Investment Banking Net Revenues
------------------------ ------------------------------
(in millions)                 Three Months Ended
                           February 29     February 28
                               2000           1999
 ----------------------- --------------- --------------
 Equity Underwriting          $ 183          $   45
 Debt Underwriting              128             130
 Financial Advisory             136              82
 ------------------------ --------------- --------------
                              $ 447           $ 257
 ----------------------- --------------- --------------

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS

Capital Markets This segment's net revenues reflect institutional and private client flow activities and secondary trading and financing activities related to a broad spectrum of fixed income and equity products. These products include dollar and non-dollar government securities, mortgages, mortgage- and asset-backed securities, money market products, dollar and non-dollar corporate debt securities, emerging market securities, municipal securities, foreign exchange, fixed income and equity related derivatives, convertible securities and common and preferred equity securities.

Capital Markets' net revenues were $883 million for the first quarter of 2000 and $514 million for the first quarter of 1999. Customer flow sales and trading volumes continued to increase at healthy rates, significantly contributing to this increase.

Net revenues from the equity component of Capital Markets increased 343% to $616 million in the first quarter of 2000 from $139 million in the first quarter of 1999. Revenues benefited in the first quarter of 2000 from significantly increased institutional customer flow activity in cash and derivative products. In addition, the Company realized gains of approximately $150 million on a principal investment it had in VerticalNet, Inc.

 Capital Markets Net Revenues
 ---------------------- ---------------------------------
 (in millions)                 Three Months Ended
                           February 29      February 28
                              2000             1999
                          --------------- -----------------
  Equities                   $ 616             $ 139
  Fixed Income                 267               375
  ---------------------- --------------- -----------------
                             $ 883             $ 514
  ---------------------- --------------- -----------------

Net revenues from the fixed income component of Capital Markets decreased to $267 million in the first quarter of 2000 from $375 million in the first quarter of 1999. Strong customer flow trading in high yield securities was offset by challenging market conditions overall and the Y2K induced slowdown earlier in the quarter.

Other Other revenues reflect earnings from the Company's asset management and private equity businesses. Other revenues were $8 million in the first quarter of 2000 from $2 million in the first quarter of 1999.

Non-Interest Expenses Non-interest expenses were $908 million for the first quarter of 2000 and $549 million for the first quarter of 1999. Compensation and benefits expense as a percentage of net revenues increased to 52.0% for the quarter compared to the prior year quarter of 48.6%. This increase reflects the Company's continued expansion of its investment banking, and equities franchise as well as investment needs in technology and e-commerce capabilities. Nonpersonnel expenses were $212 million for the first quarter of 2000 and $173 million for the first quarter of 1999, an increase of 22.5%, reflecting the impact of increased investments in personnel and growth in net revenues. However, nonpersonnel expenses declined as a percentage of net revenues to 15.8% for the first quarter of 2000 from 22.4% for the first quarter of 1999 as the Company's net revenues increased at a significantly faster rate.

Income Taxes The Company's income tax provision was $159 million for the first quarter of 2000 compared to $67 million for the first quarter of 1999. The effective tax rate was 37.0% for the first quarter of 2000 and 29.9% for the

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS

first quarter of 1999. The increase in the effective tax rate relates primarily to a significantly higher level of pre-tax income, which minimizes the impact of transactions that are subject to preferential tax treatment.

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

Total Capital Total Capital (defined as long-term debt and stockholder's equity) was $7.3 billion at February 29, 2000 compared to $7.1 billion at November 30, 1999. The net increase in Total Capital resulted from the retention of earnings.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


                                   February 29       November 30
(in millions)                         2000              1999
------------------------------------------------------------------------------
Long-term Debt

    Senior Notes                   $    191               $ 186
    Subordinated Indebtedness         3,774               3,773
                                      -----               -----
                                      3,965               3,959

Stockholder's Equity                  3,374               3,103

------------------------------------------------------------------------------
Total Capital                       $ 7,339             $ 7,062
------------------------------------------------------------------------------

During the first three months of 2000, the Company had no new issuances and long-term debt remained relatively unchanged from November 30, 1999. The weighted-average maturity of long-term debt at February 29, 2000 and November 30, 1999 was 4.5 years and 4.8 years, respectively.

Secured Funding The Company strives to maximize the portion of the Company's balance sheet that is funded on a secured basis. Secured funding includes securities and other financial instruments sold but not yet purchased, as well as collateralized short-term financings, defined as securities sold under agreements to repurchase ("repos") and securities loaned. Because of their secured nature, repos have historically been a stable financing source irrespective of market conditions. At February 29, 2000 and November 30, 1999, $110 billion and $101 billion, respectively, of the Company's total balance sheet of $150 billion and $139 billion at February 29, 2000 and November 30, 1999, respectively, was financed on a secured basis.

By maximizing its use of secured funding, the Company minimizes its reliance on unsecured financing. As of February 29, 2000 and November 30, 1999, short-term debt outstanding totaled $736 million and $615 million, respectively. There was no commercial paper outstanding as of February 29, 2000 or November 30, 1999.

Balance Sheet The Company's total assets increased to $150 billion at February 29, 2000 from $139 billion at November 30, 1999. The Company's adjusted total assets, defined as total assets less the lower of securities purchased under agreements to resell or securities sold under agreements to repurchase were $82 billion at February 29, 2000 compared to $78 billion at November 30, 1999. The Company believes adjusted total assets is a more effective measure of evaluating balance sheet usage when comparing companies in the securities industry. The increase in adjusted total assets reflects higher levels of securities borrowed offset by lower amounts of securities owned both associated with increased customer flow activities.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS

The Company's balance sheet consists primarily of cash and cash equivalents, securities and other financial instruments owned, and collateralized short-term financing agreements. The liquid nature of these assets provides the Company with flexibility in financing and managing its business. The majority of these assets are funded on a secured basis through collateralized short-term financing agreements with the remaining assets being funded through short-term unsecured financing and Total Capital.

Credit Ratings

The Company, like other companies in the securities industry, relies on external sources to finance a significant portion of its day-to-day operations. The Company's access to and cost of funding is generally dependent upon its short- and long- term debt ratings. As of February 29, 2000 the short- and long-term debt ratings of LBI were as follows:

                                                                LBI
                                                --------------------------------
                                                  Short-term        Long-term**
----------------------------------------------- ---------------- ---------------
Duff & Phelps Credit Rating Co.                       D-1               A/A-
Fitch IBCA, Inc.                                      F-1               A/A-
Moody's                                               P-1              A2*/A3
Standard & Poor's Corp.                               A-1              A+*/A
Thomson BankWatch                                    TBW-1              A+/A

*   Provisional ratings on shelf registration
** Senior/subordinated

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS

Other

The  Company  underwrites,  trades,  invests  and makes  markets  in high  yield corporate debt securities. The Company also syndicates, trades and invests in loans to below investment grade-rated companies. For purposes of this discussion, high yield debt instruments are defined as securities or loans to companies rated BB+ or lower, or equivalent ratings by recognized credit rating agencies, as well as non-rated securities or loans which, in the opinion of management, are non-investment grade. Non-investment grade securities generally involve greater risks than investment grade securities due to the issuer's creditworthiness and the liquidity of the market for such securities. In addition, these issuers have higher levels of indebtedness, resulting in an increased sensitivity to adverse economic conditions. The Company recognizes these risks and aims to reduce market and credit risk through the diversification of its products and counterparties. High yield debt instruments are carried at market value, and unrealized gains or losses for these securities are reflected in the Company's Consolidated Statement of Income. The Company's portfolio of such instruments at February 29, 2000 and November 30, 1999 included long positions with an aggregate market value of approximately $1.5 billion and $1.3 billion, respectively, and short positions with an aggregate market value of approximately $181 million and $177 million, respectively. The Company may, from time to time, mitigate its net exposure to any single issuer through the use of derivatives and other financial instruments.

Additional information about the Company's High Yield Securities and Lending Activities, including related commitments, can be found in Note 4 to the Consolidated Financial Statements (Other Commitments and Contingencies).

The Company has investments in seven merchant banking and venture capital-related partnerships, for which the Company acts as general partner, as well as related direct investments. At February 29, 2000, the Company's investment in these partnerships totaled $54 million and related direct investments totaled $516 million. The Company's policy is to carry its investments, including its partnership interests, at fair value based upon the Company's assessment of the underlying investments. Additional information about the Company's private equity activities, including related commitments, can be found in Note 4 to the Consolidated Financial Statements (Other Commitments and Contingencies).

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

Overall risk management policy is established by a Risk Management Committee (the "Committee") comprised of the Chief Executive Officer, the Global Risk Manager, the Chief Financial and Administrative Officer, the Head of Equities, the Head of Fixed Income, the Head of Global Sales and Research, the Head of Investment Banking and the Head of Private Equity. The Committee brings together senior management with the sole intent of discussing risk-related issues and provides an effective forum for managing risk at the highest levels within the Company. The Committee meets on a monthly basis, or more frequently if required, to discuss, among other matters, significant market exposures, concentrations of positions (e.g., counterparty, market risk), potential new transactions or positions and risk limit exceptions.

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

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


The CRM Department manages the credit exposure related to trading activities by giving initial credit approval for counterparties, establishing credit limits by counterparty, country and industry group and by requiring collateral in appropriate circumstances. In addition, the CRM Department strives to ensure that master netting agreements are obtained whenever possible. The CRM Department also considers the duration of transactions in making its credit decisions, along with the potential credit exposure for complex derivative transactions. The CRM Department is responsible for the continuous monitoring and review of counterparty credit exposure and creditworthiness and recommending, where appropriate, valuation adjustments to the market value of derivative related contracts. Credit limits are reviewed periodically to ensure that they remain appropriate in light of market events or the counterparty's financial condition.

Market Risk Market risk represents the potential change in value of a portfolio of financial instruments due to changes in market rates, prices and volatilities. Market risk management also is an essential component of the Company's overall risk management framework. The Market Risk Management Department ("MRM Department") has global responsibility for implementing the Company's overall market risk management framework. It is responsible for the preparation and dissemination of risk reports, developing and implementing the firmwide Risk Management Guidelines and evaluating adherence to these guidelines. These guidelines provide a clear framework for risk management decision-making. To that end the MRM Department identifies and quantifies risk exposures, develops limits, and reports and monitors these risks with respect to the approved limits. The identification of material market risks inherent in positions includes, but is not limited to, interest rate, equity, and foreign exchange risk exposures. In addition to these risks, the MRM Department also evaluates liquidity risks, credit and sovereign concentrations.

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

Market risk is present in cash products, derivatives, and contingent claim structures that exhibit linear as well as non-linear profit and loss sensitivity. The Company's exposure to market risk varies in accordance with the volume of client-driven market-making transactions, the size of the Company's proprietary and arbitrage positions, and the volatility of financial instruments traded. The Company seeks to mitigate, whenever possible, excess market risk exposures through the use of futures and option contracts and offsetting cash market instruments.

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

The Company is a significant intermediary in the global equity markets through its market-making in U.S. and non-U.S. equity securities, including common stock, convertible debt, exchange-traded and OTC equity options, equity swaps and warrants. These activities expose the Company to market risk as a result of price and volatility changes in its equity inventory. Inventory holdings are also subject to market risk resulting from concentrations, aging and liquidity that may adversely impact market valuation. Equity market risk is actively managed through the use of index futures, exchange-traded and OTC options, swaps and cash instruments. Equity risk exposures are aggregated and reported to management on a regular basis.

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

Value at Risk For purposes of Securities and Exchange Commission ("SEC") risk disclosure requirements, the Company discloses an entity-wide value at risk analysis of virtually all of the Company's trading activities. The value at risk calculation measures the potential loss in expected revenues with a 95% confidence level. The methodology incorporates actual trading revenues over a standardized 250-day historical period. A confidence level of 95% implies, on average, that daily trading revenues or losses will exceed daily expected trading revenues by an amount greater than value at risk one out of every 20 trading days.

Average value at risk computed in this manner was $18.3 million and $20.0 million for the periods ended February 29, 2000 and November 30, 1999, respectively. Value at risk at February 29, 2000 and November 30, 1999 was $14.1 million and $14.0 million, respectively. Value at risk is one measurement of potential losses in revenues that may result from adverse market movements over a specified period of time with a selected likelihood of occurrence.

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

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL
                       CONDITION and RESULTS of OPERATIONS


New Accounting Developments

In September 1999, the FASB issued an Exposure Draft, "Business Combinations and Intangible Assets." The proposal would eliminate the use of the pooling-of-interests method and require that all business combinations be accounted for using the purchase method. The Exposure Draft would also require goodwill arising from the application of the purchase method to be written off over a maximum 20-year amortization period, which is shorter than the current 40-year period. The provisions of the Exposure Draft related to business combinations are expected to be applied only for those business combinations initiated after the issuance of a final statement, projected to be late in 2000.In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires all derivatives to be recorded on the balance sheet at fair value.

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

In re Mobilemedia Securities Litigation (Reported in LBI's 1999 Annual Report on Form 10-K)

     On February 24, 2000, the Court entered an Order and Final Judgment finally approving a settlement and dismissing the action.

Pamahi Investment Corp., et al. v. Lehman Brothers Inc., et al. (Reported in LBI's 1999 Annual Report on Form 10-K)

     On March 17, 2000, the motion of LBI and its former branch manager to sever the arbitration into a separate case for each set of claimants was granted, and all claims other than those of the lead claimant, Pamahi Investment Corp., were dismissed without prejudice to renewal in a separate proceeding. Pamahi claims damages of $5.96 million; no other Claimants assert claims for damages in excess of that amount.

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



                                             LEHMAN BROTHERS INC.
                                             (Registrant)



Date:    April 14, 2000                      By: /s/ David Goldfarb
                                                ---------------------------
                                                Chief Financial Officer
                                                (Principal Financial Officer)

                                  EXHIBIT INDEX



Exhibit No.    Exhibit

Exhibit 12     Computation in Support of Ratio of Earnings to Fixed Charges

Exhibit 27     Financial Data Schedule