Form 10-Q
period 2000-05-31
LEHMAN BROTHERS INC//
filed 2000-07-18
CIK 728586

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ]                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2000

                                       OR

[    ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____________ to ____________

                          Commission file number 1-9466

                              Lehman Brothers Inc.

             (Exact Name of Registrant As Specified In Its Charter)

      Delaware                                                       13-2518466
State or other jurisdiction of incorporation   I.R.S. Employer Identification No
   or organization

3 World Financial Center

New York, New York                                                   10285
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

Yes    X    No ______

The Registrant meets the conditions set forth in General Instructions H(1) (a) and (b) of Form 10-Q and therefore is filing this form with the reduced disclosure format contemplated thereby.

As of June 30, 2000, 1,006 shares of the Registrant's Common Stock, par value $0.10 per share, were outstanding.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES

                                    FORM 10-Q

                       FOR THE QUARTER ENDED MAY 31, 2000

                                      INDEX

   Part I.                 FINANCIAL INFORMATION                           Page
                                                                          Number

       Item 1.      Financial Statements - (unaudited)

                        Consolidated Statement of Income -
                        Three and Six Months Ended
                        May 31, 2000 and May 31, 1999..........................3

                        Consolidated Statement of Financial Condition -
                        May 31, 2000 and November 30, 1999.....................5

                        Consolidated Statement of Cash Flows -
                        Six Months Ended
                        May 31, 2000 and May 31, 1999..........................7

                        Notes to Consolidated Financial Statements............ 8


       Item 2.          Management's Analysis of the Results of Operations... 15

Part II.                OTHER INFORMATION

       Item 1.          Legal Proceedings.................................... 22

       Item 6.          Exhibits and Reports on Form 8-K..................... 24

Signature     ............................................................... 25

EXHIBIT INDEX                                                                 26

Exhibits

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                        CONSOLIDATED STATEMENT of INCOME
                                   (Unaudited)
                                  (In millions)

                                                                       Three months ended

                                                              -------------------------------------
                                                                  May 31               May 31
                                                                   2000                 1999
                                                              ----------------     ----------------

Revenues

     Principal transactions                                       $    274            $    240
     Investment banking                                                349                 300
     Commissions                                                       160                 125
     Interest and dividends                                          4,288               3,425
     Other                                                              16                   3
                                                              ----------------     ----------------
         Total revenues                                              5,087               4,093
Interest expense                                                     4,185               3,272
                                                              ----------------     ----------------
         Net revenues                                                  902                 821
                                                              ----------------     ----------------
Non-interest expenses

     Compensation and benefits                                         471                 434
     Brokerage and clearance                                            50                  48
     Technology and communications                                      46                  41
     Management fees                                                    29                  23
     Business development                                               30                  22
     Professional fees                                                  21                  13
     Occupancy                                                          14                   9
     Other                                                              10                  13
                                                              ----------------     ----------------
         Total non-interest expenses                                   671                 603
                                                              ----------------     ----------------
Income before taxes                                                    231                 218
     Provision for income taxes                                         69                  62
                                                              ----------------     ----------------
Net income                                                         $   162            $    156
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

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                        CONSOLIDATED STATEMENT of INCOME
                                   (Unaudited)
                                  (In millions)

                                                                        Six months ended

                                                              -------------------------------------
                                                                  May 31               May 31
                                                                   2000                 1999
                                                              ----------------     ----------------

Revenues
     Principal transactions                                      $     926            $    581
     Investment banking                                                797                 556
     Commissions                                                       327                 236
     Interest and dividends                                          8,053               6,660
     Other                                                              27                   9
                                                              ----------------     ----------------
         Total revenues                                             10,130               8,042
Interest expense                                                     7,889               6,448
                                                              ----------------     ----------------
         Net revenues                                                2,241               1,594
                                                              ----------------     ----------------
Non-interest expenses

     Compensation and benefits                                       1,167                 810
     Brokerage and clearance                                           100                  98
     Technology and communications                                      91                  79
     Management fees                                                    79                  57
     Business development                                               52                  41
     Professional fees                                                  40                  22
     Occupancy                                                          27                  18
     Other                                                              24                  27
                                                              ----------------     ----------------
         Total non-interest expenses                                 1,580               1,152
                                                              ----------------     ----------------
Income before taxes                                                    661                 442
     Provision for income taxes                                        227                 129
                                                              ----------------     ----------------

Net income                                                        $    434            $    313
                                                              ================     ================

                       See notes to consolidated financial
                                  statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENT of FINANCIAL CONDITION
                                   (Unaudited)
                                  (In millions)

                                                                                     May 31               November 30
                                                                                      2000                   1999
                                                                                ------------------     ------------------

ASSETS
Cash and cash equivalents                                                        $       294             $     1,384

Cash and securities segregated and on deposit for regulatory
     and other purposes                                                                2,215                   1,434

Securities and other financial instruments owned:

     Governments and agencies                                                         20,355                  21,603
     Corporate equities                                                               15,309                   9,144
     Mortgages and mortgage-backed                                                     8,644                   8,457
     Derivatives and other contractual agreements                                      5,638                   5,249
     Corporate debt and other                                                          5,216                   5,331
     Certificates of deposit and other money market instruments                        2,311                   2,123
                                                                                ------------------     ------------------
                                                                                      57,473                  51,907
                                                                                ------------------     ------------------

Collateralized short-term agreements:
     Securities purchased under agreements to resell                                  81,974                  61,365
     Securities borrowed                                                              25,454                  11,243

Receivables:
     Brokers, dealers and clearing organizations                                       1,995                   2,346
     Customers                                                                         4,651                   2,922
     Others                                                                            5,538                   5,920

Property, equipment and leasehold improvements (net of
       accumulated depreciation and amortization of $601 in 2000
       and $588 in 1999)                                                                 278                     280

Other assets                                                                             320                     261

Excess of cost over fair value of net assets acquired (net of accumulated
amortization of $118 in 2000 and $115 in 1999)                                           117                     120
                                                                                ------------------     ------------------

     Total Assets                                                                  $ 180,309               $ 139,182
                                                                                ==================     ==================

                       See notes to consolidated financial
                                  statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
           CONSOLIDATED STATEMENT of FINANCIAL CONDITION - (Continued)
                                   (Unaudited)
                        (In millions, except share data)

                                                                                               May 31           November 30
                                                                                                2000               1999
                                                                                            --------------    ----------------

LIABILITIES AND STOCKHOLDER'S EQUITY
Commercial paper and short-term debt                                                        $     1,014       $        615
Securities and other financial instruments sold but not yet purchased:
     Governments and agencies                                                                    16,484             10,237
     Corporate equities                                                                           2,428              3,207
     Derivatives and other contractual agreements                                                 3,812              3,985
     Corporate debt and other                                                                     2,087              1,218
                                                                                          --------------    ----------------
                                                                                               24,811             18,647
                                                                                           --------------    ----------------
Collateralized short-term financing:
     Securities sold under agreements to repurchase                                              93,758             76,587
     Securities loaned                                                                           27,350              9,809
Advances from Holdings and other affiliates                                                      15,490             16,118
Payables:
     Brokers, dealers and clearing organizations                                                  3,666              2,485
     Customers                                                                                    4,998              5,535
Accrued liabilities and other payables                                                            1,778              2,324
Long-term debt:
     Senior notes                                                                                   196                186
     Subordinated indebtedness                                                                    3,777              3,773
                                                                                            --------------    ----------------

         Total liabilities                                                                      176,838            136,079


Commitments and contingencies

STOCKHOLDER'S EQUITY
Preferred stock,  $0.10 par value;  10,000 shares  authorized;  none outstanding
Common stock, $0.10 par value; 10,000 shares authorized;
     1,006 shares issued and outstanding

Additional paid-in capital                                                                        1,684              1,684
Accumulated other comprehensive income (net of tax)                                                   1                  2
Retained earnings                                                                                 1,786              1,417
                                                                                                              ----------------
                                                                                            --------------
         Total stockholder's equity                                                               3,471              3,103
                                                                                            --------------    ----------------

         Total liabilities and stockholder's equity                                           $ 180,309          $ 139,182

                       See notes to consolidated financial
                                  statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT of CASH FLOWS
                                   (Unaudited)
                                  (In millions)

                                                                                                Six months ended

                                                                                      --------------------------------------
                                                                                           May 31               May 31
                                                                                            2000                 1999
                                                                                      -----------------     ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                            $       434            $      313
Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
     Depreciation and amortization                                                             19                    17
     Provisions for losses and other reserves                                                  13                    16
     Other adjustments                                                                         14                    20
Net change in:
     Cash and securities segregated                                                          (781)                  117
     Securities and other financial instruments owned                                      (5,566)               (6,238)
     Securities borrowed                                                                  (14,211)               (4,806)
     Receivables from brokers, dealers and clearing organizations                             351                   671
     Receivables from customers                                                            (1,729)                 (108)
     Securities and other financial instruments sold but not yet purchased                  6,164                 2,617
     Securities loaned                                                                     17,541                11,139
     Payables to brokers, dealers and clearing organizations                                1,181                   597
     Payables to customers                                                                   (537)                 (133)
     Accrued liabilities and other payables                                                  (559)                 (168)
     Other operating assets and liabilities, net                                              321                  (666)
                                                                                      -----------------     ----------------
         Net cash provided by operating activities                                     $    2,655             $   3,388
                                                                                      -----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

Principal payments for subordinated indebtness                                                                      (199)
Net proceeds from commercial paper and short-term debt                                          399                  (46)
Resale agreements net of repurchase agreements                                               (3,438)               3,664
Decrease in advances from Holdings and other affiliates                                        (628)              (6,878)
Dividends paid                                                                                  (65)                 (45)
                                                                                        ----------------     ----------------
       Net cash used in financing activities                                                 (3,732)              (3,504)
                                                                                        ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, equipment and leasehold improvements                                     (13)                 (14)
                                                                                        ----------------     ----------------
       Net cash used in investing activities                                                    (13)                 (14)
                                                                                        ----------------     ----------------
       Net change in cash and cash equivalents                                               (1,090)                (130)
                                                                                        ----------------     ----------------
Cash and cash equivalents, beginning of period                                                1,384                  460
                                                                                        ----------------     ----------------

       Cash and cash equivalents, end of period                                         $       294           $      330
                                                                                        ================     ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)

Interest paid totaled $7,883 and $6,443 for the six months ended May 31, 2000 and May 31, 1999, respectively. Income taxes paid/(received)totaled $413 and $(3) for the six months ended May 31, 2000 and May 31, 1999, respectively.

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

2.  Capital Requirements:

The Company operates globally through a network of subsidiaries, with several being subject to regulatory requirements. In the United States, LBI, as a registered broker-dealer, is subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At May 31, 2000, LBI's regulatory net capital, as defined, of $1,281 million exceeded the minimum requirement by $1,152 million.

In addition, the Company's "AAA" rated derivatives subsidiaries, Lehman Brothers Financial Products Inc. ("LBFP") and Lehman Brothers Derivative Products Inc. ("LBDP"), have established certain capital and operating restrictions which are reviewed by various rating agencies. At May 31, 2000, LBFP and LBDP each had capital which exceeded the requirement of the most stringent rating agency by approximately $61 million and $25 million, respectively. Repayment of subordinated indebtedness and certain advances and dividend payments by LBI are restricted by the regulations of the SEC and other regulatory agencies. In addition, certain covenants governing the indebtedness of LBI contractually limit its ability to pay dividends.

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


                                                                                                  Average Fair Value*
                                                                   Fair Value*                     Six Months Ended
                                                                   May 31, 2000                      May 31, 2000
                                                         --------------------------------- ----------------------------------
(in millions)                                               Assets          Liabilities       Assets           Liabilities
-------------------------------------------------------- -------------- -- --------------- -------------- --- ---------------
Interest rate and currency swaps and options
   (including caps, collars and floors)                      $ 4,244            $ 2,557        $ 4,082            $ 2,697
Foreign exchange forward contracts and
   options                                                       517                289            490                310
Other fixed income securities contracts
   (including options and TBAs)                                  337                344            610                503
Equity contracts (including equity swaps,
   warrants and options)                                         540                622            798                646
                                                         -------------- -- --------------- -------------- --- ---------------
         Total                                               $ 5,638            $ 3,812        $ 5,980            $ 4,156
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

Assets included in the table above represent the Company's unrealized gains, net of unrealized losses for situations in which the Company has a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties. Therefore, the fair value of assets/liabilities related to derivative contracts at May 31, 2000 represents the Company's net receivable/payable for derivative financial instruments before consideration of collateral. Included within the $5,638 million fair value of assets at May 31, 2000 was $5,188 million related to swaps and other OTC contracts and $450 million related to exchange-traded option and warrant contracts. Included within the $5,249 million fair value of assets at November 30, 1999 was $4,489 million related to swaps and other OTC contracts and $760 million related to exchange-traded option and warrant contracts.

With respect to OTC contracts, including swaps, the Company views its net credit exposure to be $3,152 million at May 31, 2000, representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of amounts due from affiliates of $1,664 million and collateral of $372 million.
Presented below is an analysis of the Company's net credit exposure at May 31, 2000 for OTC contracts based upon actual ratings made by external rating agencies or by equivalent ratings established and utilized by the Company's Credit Risk Management Department.

 Counterparty                     S&P/Moody's           Net Credit
 Risk Rating                      Equivalent             Exposure
 -----------                      ----------             --------
      1                             AAA/Aaa                14%
      2                        AA-/Aa3 or higher           29%
      3                         A-/A3 or higher            37%
      4                       BBB-/Baa3 or higher          16%
      5                        BB-/Ba3 or higher            3%
      6                         B+/B1 or lower              1%

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

4.  Other Commitments and Contingencies:

In connection with its financing activities, the Company had outstanding commitments under certain lending arrangements of approximately $2.0 billion at May 31, 2000 and $4.2 billion at November 30, 1999. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness.

The Company, through its high grade and high yield sales, trading and underwriting activities, makes commitments to extend credit in loan syndication transactions and then participates out a significant portion of these commitments. The Company had lending commitments to high grade borrowers of $3.2 billion and $2.8 billion at May 31, 2000 and November 30, 1999, respectively. The Company has since arranged for third parties to purchase a majority of these commitments in the event they are funded. In addition, lending commitments to high yield borrowers totaled $821 million and $903 million at May 31, 2000 and November 30, 1999, respectively. All of these commitments and any related draw-downs of these facilities are typically secured against the borrowers'assets, have fixed maturity dates and are generally contingent upon certain representations, warranties and contractual conditions applicable to the Borrower. Total commitments are not indicative of actual risk or funding requirements as the commitments may not be drawn or fully utilized, and the Company will continue to syndicate and/or sell these commitments.

At May 31, 2000 and November 30, 1999, the Company had commitments to invest up to $375 million and $302 million, respectively, directly and through partnerships, in private equity-related investments. These commitments will be funded as required through the end of the respective investment periods, principally expiring in 2004.

In addition to these specific commitments, the Company had various other commitments of approximately $300 million at both May 31, 2000 and November 30, 1999, respectively.

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

5.       Segments:

The Company operates in three business segments: Investment Banking, Capital Markets, and Other.

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

The Company's segment information for the three months and six months ended May 31, 2000 and May 31, 1999 is presented below.

                                             Three Months Ended                            Six Months Ended
                                     -----------------------------------          ------------------------------------
                                         May 31             May 31                    May 31              May 31
                                          2000               1999                      2000                1999
                                     ----------------   ----------------          ----------------    ----------------
Investment Banking:
   Net Revenue                           $   348           $    296                 $     796           $     553
                                     ================   ================          ================    ================
   Earnings before taxes                 $   100           $    115                 $     225           $     193
                                     ================   ================          ================    ================
   Segment assets (billions)             $    .2          $      .1                 $      .2           $      .1
                                     ================   ================          ================    ================

Capital Markets:
   Net Revenue                           $   544           $    519                 $   1,427           $   1,033
                                     ================   ================          ================    ================
   Earnings before taxes                 $   132           $    105                 $     441           $     253
                                     ================   ================          ================    ================
   Segment assets (billions)             $ 176.9           $  145.8                 $   176.9           $   145.8
                                     ================   ================          ================    ================

Other:

   Net Revenue                           $     10          $      6                 $      18           $       8
                                     ================   ================          ================    ================
   Earnings before taxes                 $     (1)         $     (2)                $      (5)           $     (4)
                                     ================   ================          ================    ================
   Segment assets (billions)             $    3.2          $    1.8                 $     3.2           $     1.8
                                     ================   ================          ================    ================

Total:
   Net Revenue                           $    902          $    821                 $   2,241           $   1,594
                                     ================   ================          ================    ================
   Earnings before taxes                 $    231          $    218                 $     661           $     442
                                     ================   ================          ================    ================

   Segment assets (billions)             $  180.3          $  147.7                 $   180.3           $   147.7
                                     ================   ================          ================    ================

The following are net revenues by geographic region:

                                        Three Months Ended                             Six Months Ended
                             ------------------------------------------    ------------------------------------------
                                   May 31                 May 31                 May 31                 May 31
                                    2000                   1999                   2000                   1999
                             -------------------    -------------------    -------------------    -------------------
Americas*                            $ 779                  $ 754                $ 1,977                $ 1,418
Europe                                  66                     33                    162                    130
Asia Pacific                            57                     34                    102                     46
                             -------------------    -------------------    -------------------    -------------------

     Total                           $ 902                  $ 821                $ 2,241                $ 1,594
                             ===================    ===================    ===================    ===================


* Includes non-U.S. revenues of $6.8 million and $3.7 million for the three months ended May 31, 2000 and May 31, 1999 respectively, and includes non-U.S. revenues of $19.5 million and $7.5 million for the six months ended May 31, 2000 and May 31, 1999, respectively.

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

During the six months ended May 31, 2000, the Company paid dividends to Holdings of $65 million.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                 MANAGEMENT'S ANALYSIS of RESULTS of OPERATIONS


Results of Operations

For the Three Months Ended May 31, 2000 and May 31, 1999

The Company reported net income of $162 million for the second quarter ended May 31, 2000, compared to $156 million for the second quarter ended May 31, 1999.

Net revenues increased 10% in the second quarter of 2000 to $902 million from $821 million in the second quarter of 1999. The increase in net revenues was achieved despite challenging market conditions in the second quarter of 2000 compared to the prior period.

The  Company's  results  have been  segregated  into  three  business  segments:
Investment Banking, Capital Markets and Other. Each segment represents a group of activities and products with similar characteristics. These business activities result in revenues from both institutional clients as well as high-net worth retail clients and are recognized within the different revenue categories in the Company's Consolidated Statement of Income. Net revenues by segment contain certain internal allocations, including funding costs, which are centrally managed.

Three Months Ended May 31, 2000 and May 31, 1999


(in millions)

                                            Three Months Ended

                                     ----------------------------------
                                         May 31             May 31
                                          2000               1999
                                     ---------------    ---------------
Investment Banking                       $ 348              $ 296
Capital Markets                            544                519
Other                                       10                  6
                                     ---------------    ---------------
Total                                    $ 902              $ 821
                                     ===============    ===============

---------------------------------------------------- -- --------------- --

The following discussion provides an analysis of the Company's net revenues for the periods above.

Investment Banking This segment's net revenues result from fees earned by the Company for underwriting public and private offerings of fixed income and equity securities, raising capital and advising clients on merger and acquisition activities and other services. Investment Banking's net revenues increased 18% to $348 million for the second quarter of 2000 from $296 million in the prior period. This increase was principally as a result of an increase in equity underwriting activities partially offset by a decrease in debt underwriting revenues.

Equity underwriting revenues increased 70% to $143 million in the second quarter of 2000 from $84 million in the second quarter of 1999, despite a slowdown in the latter half of the quarter resulting from the market corrections in mid-April. The increase was attributed to significant issuances in the communications/media and technology sectors. Debt underwriting revenues decreased 12% from the second quarter of 1999. Wider credit spreads, higher interest rates and an uneasiness over the future direction of interest rates forced fixed income investors and issuers to the sidelines and led to lower new issue volume in the fixed income sector. Financial advisory revenues increased 11% in the second quarter of 2000 compared to the second quarter of 1999 as a result of increased merger and acquisition activity earlier in the quarter.

               Investment Banking Net Revenues
      (in millions)               Three Months Ended
                                May 31         May 31
                                 2000           1999
     ---------------------- --------------- --------------
     Equity Underwriting        $ 143            $ 84
     Debt Underwriting            114             130
     Financial Advisory            91              82
     ---------------------- --------------- --------------
                                $ 348           $ 296
     ---------------------- --------------- --------------

Capital Markets This segment's net revenues reflect institutional and private client flow activities and secondary trading and financing activities related to a broad spectrum of fixed income and equity products. These products include dollar and non-dollar government securities, mortgages, mortgage- and asset-backed securities, money market products, dollar and non-dollar corporate debt securities, municipal securities, foreign exchange, fixed income and equity related derivatives, convertible securities and common and preferred equity securities.

Net revenues from the equity component of Capital Markets decreased 28% to $187 million in the second quarter of 2000 from $261 million in the second quarter of 1999 primarily as a result of lower risk arbitrage revenues compared to a very strong 1999 second quarter and marked-to-market losses on certain private equity investments.

              Capital Markets Net Revenues

   ------------------ ---------------------------------
   (in millions)             Three Months Ended
                          May 31           May 31
                           2000             1999
   ------------------ --------------- -----------------

   Equities               $ 187             $ 261
   Fixed Income             357               258
   ------------------ --------------- -----------------
                          $ 544             $ 519
   ------------------ --------------- -----------------

Net revenues from the fixed income component of Capital Markets increased 38% to $357 million in the second quarter of 2000 from $258 million in the first quarter of 1999. This increase is primarily attributable to strong performances in governments and foreign exchange products.

Other Other revenues reflect earnings from the Company's asset management and private equity businesses. Other revenues were $10 million in the second quarter of 2000 from $6 million in the second quarter of 1999.

Non-Interest Expenses Non-interest expenses were $671 million for the second quarter of 2000 and $603 million for the second quarter of 1999. Compensation and benefits expense as a percentage of net revenues increased to 52.2% for the quarter compared to the prior year's ratio of 52.9%. Nonpersonnel expenses were $200 million for the second quarter of 2000 and $169 million for the second quarter of 1999, an increase of 18% that reflected the impact of the Company's growth plan. Increases in recruiting (professional fees), business development and technology spending were consistent with the Company's planned growth and also supported the continued build-out of the Company's technology and e-commerce platforms.

Income Taxes The Company's income tax provision was $69 million for the second quarter of 2000 compared to $62 million for the second quarter of 1999. The effective tax rate was 29.9% for the second quarter of 2000 and 28.4% for the second quarter of 1999. The higher tax rate reflected the overall increase in the level of pre-tax income, which lessened the relative impact of certain tax preference revenues, partially offset by a more favorable geographic mix of earnings.

Results of Operations
For the Six Months Ended May 31, 2000 and May 31, 1999

The Company reported record net income of $434 million for the six months ended May 31, 2000, representing an increase of 39% from net income of $313 million for the six months ended May 31, 1999.

Net Revenues increased to $2,241 million or 41% for the six months of 2000 from $1,594 million for the six months of 1999. The Company's emphasis on high margin businesses supported an increase in the Company's operating margin to 29.5% in the first half of 2000 from 27.7% in the prior period.

Revenues in each of the Company's three segments grew by over 38% over the first six months of the prior year. Non-personnel expenses increased only 21% in the first half of 2000, despite a 41% increase in net revenues from first half of 1999.

Six Months Ended May 31, 2000 and May 31, 1999

-------------------------------------------------------------------------------
(in millions)

                                     Six Months Ended

                              --------------------------------
                                 May 31            May 31
                                  2000              1999
                              --------------   ---------------
Investment Banking            $    796            $    553
Capital Markets                  1,427               1,033
Other                               18                   8
                              --------------   ---------------
Total                          $ 2,241             $ 1,594
                              ==============   ===============

-------------------------------------------- - --------------- ---

The following discussion provides an analysis of the Company's net revenues for the periods above.

Investment Banking Investment Banking's net revenues increased 44% to $796 million in the six months of 2000 from $553 million in the prior period. The increase was principally a result of a significant increase in equity underwriting and financial advisory revenues partially offset by difficult conditions in the debt underwriting market. Equity underwriting revenues increased 153% to $327 million in the six months of 2000 from $129 million in the prior year. The results in equity underwriting were driven by issuances in the communications/media and technology sector and a significant increase in convertible offerings.

Debt  underwriting  revenues  decreased  7% to $242 million in the six months of 2000 from $260  million in the six months of
1999.   The  decrease   resulted   from   challenging   market
conditions as rising interest rates led to decreased underwriting volume. Financial advisory revenues increased 38% to $227 million in the six months of 2000 from $164 million in the prior year's period. This increase was primarily attributable to a robust merger and acquisition environment earlier in the year.
                Investment Banking Net Revenues

    (in millions)                 Six Months Ended
                               May 31          May 31
                                2000            1999
    ---------------------- --------------- ---------------
    Equity Underwriting        $ 327             $ 129
    Debt Underwriting            242               260
    Financial Advisory           227               164
    ---------------------- --------------- ---------------
                               $ 796             $ 553
    ---------------------- --------------- ---------------

Capital Markets This segment's net revenues reflect institutional and private client flow activities and secondary trading and financing activities related to a broad spectrum of fixed income and equity products. These products include dollar and non-dollar government securities, mortgages, mortgage- and asset-backed securities, money market products, dollar and non-dollar corporate debt securities, municipal securities, foreign exchange, fixed income and equity related derivatives, convertible securities and common and preferred equity securities.

Net revenues from the equity component of Capital Markets doubled to $803 million in the first half of 2000 from $400 million in the comparable 1999 period. Revenues benefited from significantly increased institutional customer flow activity in cash products where commission levels grew approximately 40% from the same period last year.

Net revenues from the fixed income component of Capital Markets decreased slightly to $624 million in the first half of 2000 from $633 million in the comparable period last year. This was a result of challenging market conditions overall and the Y2K induced slowdown in the first quarter of 2000, offset by strong performances in government and foreign exchange products in the second quarter of 2000.

               Capital Markets Net Revenues

  ----------------- ---------------------------------
  (in millions)             Six Months Ended
                        May 31           May 31
                         2000             1999
  ----------------- --------------- -----------------

  Equities              $ 803             $ 400
  Fixed Income            624               633
  ----------------- --------------- -----------------
                      $ 1,427           $ 1,033
  ----------------- --------------- -----------------

Other Other revenues reflect earnings from the Company's asset management and private equity businesses. Other revenues were $18 million in the second quarter of 2000 from $8 million in the second quarter of 1999.

Non-Interest Expenses Non-interest expenses were $1,580 million for the six months of 2000 and $1,152 million for the comparable period in 1999. Compensation and benefits expense as a percentage of net revenues increased to 52.1% for the six months of 2000 compared to 50.8% in the six months of 1999. This increase reflects the Company's continued expansion of its investment banking and equities franchise as well as its investments in technology and e-commerce capabilities. Nonpersonnel expenses were $413 million for the six months of 2000 and $342 million for the six months of 1999, an increase of 21% that reflected the impact of the Company's strategic growth plan.

Income Taxes The Company's income tax provision was $227 million for the six months of 2000 compared to $129 million for the six months of 1999. The effective tax rate was 34.3% for the first half of 2000 and 29.2% for prior year's period. The increase reflected the overall increase in the level of pre-tax income, which lessened the relative impact of certain tax preference revenues, partially offset by more favorable geographic mix of earnings.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires all derivatives to be recorded on the balance sheet at fair value. In June 1999, the FASB extended the implementation date of SFAS No. 133 by one year. As a result, SFAS No. 133 will now be effective for the Company on December 1, 2000 (Fiscal Year 2001). The expected impact of adoption on the Company's result of operations has not yet been determined, however it is not likely to be material since most of the Company's derivatives are carried at fair value.

                     LEHMAN BROTHERS INC. and SUSBSIDIARIES
                           PART II - OTHER INFORMATION
ITEM 1   Legal Proceedings

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

         Although there can be no assurance as to the ultimate outcome, the Company has denied, or believes it has meritorious defenses and will deny, liability in all significant cases pending against it, including the matters described below, and intends to defend vigorously each such case, and based on information currently available and established reserves, the Company believes that the eventual outcome of the actions against it, including the matters described below, will not, in the aggregate, have a material adverse effect on its business or consolidated financial condition.

Bamaodah v. E.F. Hutton & Company Inc. (Reported in LBI's 1999 Annual Report on Form 10-K)

                 On April 23, 2000, the Court of Cassation issued its final judgment awarding the Bamaodahs $2,923,000 plus interest.

Actions Relating to First Capital Holdings Inc.

         The Virginia Commissioner of Insurance Action. (Reported in LBI's 1999 Annual Report on Form 10-K)

                 On June 30, 2000, the United States Court of Appeals for the Fourth Circuit affirmed the Judgment Order entered by the Virginia Court dismissing the complaint.

Actions Relating to Bre-X Minerals Ltd.

         McNamara et al. v. Bre-X Minerals Ltd et al. (Reported in LBI's 1999 Annual Report on Form 10-K)

                 While defendants' motion to dismiss was pending, the plaintiffs obtained leave from the Court to file a Fourth Amended Complaint, which was filed on June 14, 2000.

                     LEHMAN BROTHERS INC. and SUSBSIDIARIES
                           PART II - OTHER INFORMATION

ITEM 1   Legal Proceedings - continued

         Klassen v. Lehman Brothers Inc. (Reported in LBI's 1999 Annual Report on Form 10-K)

                  The action was dismissed without prejudice to plaintiffs' right to refile it nunc pro tunc to the date of its dismissal on January 12, 1999.

Bowser v. First Alliance Mortgage Company, et al.

         On May 1, 2000, a purported class action complaint was filed in the United States Bankruptcy Court in the Central District of California in the bankruptcy of First Alliance Mortgage Company and its parent and affiliate companies (the "Debtors"). The complaint names the Debtors and Holdings as defendants. As to Holdings, the complaint alleges common law fraud. This claim against Holdings and the other defendants is based on alleged misrepresentations or omissions of material facts in connection with consumer loan transactions entered into by all persons, during the four years prior to the filing of the complaint, who entered into mortgage loans with Debtors. The complaint's stated basis for naming Holdings is that its affiliates are alleged to have provided financing to Debtors, to have underwritten the securitization of their mortgage loans, to hold a warrant for one percent of First Alliance shares and to have approved of or acquiesced in First Alliance's purported fraudulent lending practices. The plaintiffs seek class certification and unspecified compensatory and punitive damages as to the claims against Holdings.

                     LEHMAN BROTHERS INC. and SUSBSIDIARIES

                           PART II - OTHER INFORMATION

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

                                                     LEHMAN BROTHERS INC.
                                                     --------------------
                                                         (Registrant)








Date:    July 17, 2000     By:                   /s/ David Goldfarb
                                ------------------------------------------------
                                             Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                Exhibit

Exhibit 12 Computation in Support of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends

Exhibit 27                 Financial Data Schedule

                                                                     Exhibit 12

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
               COMPUTATION of RATIOS of EARNINGS to FIXED CHARGES
                              (Dollars in millions)
                                   (Unaudited)

                                  For the          For the           For the           For the          For the           For the
                                   Twelve           Twelve            Twelve           Twelve            Twelve             Six
                                   Months           Months            Months           Months            Months        Months Ended
                                   Ended            Ended             Ended             Ended            Ended            May 31
                                November 30      November 30       November 30       November 30      November 30          2000
                                    1995             1996              1997             1998              1999
                                -------------    -------------     -------------    --------------    -------------    -------------
Pre-tax earnings from continuing
  operations                            $ 78           $  309            $  593            $  847          $ 1,013             $ 661

Add:   Fixed charges (excluding
       capitalized interest)           9,980           10,140            12,233            14,746           12,552             7,897
                                -------------    -------------     -------------    --------------    -------------    -------------

Pre-tax earnings before fixed
charges                               10,058           10,449            12,826            15,593           13,565             8,558
                                =============    =============     =============    ==============    =============    =============

Fixed charges:
       Interest                        9,954           10,121            12,216            14,730           12,535             7,889
       Other(a)                           27               25                19                20               17                 8
                                -------------    -------------     -------------    --------------    -------------    -------------


       Total fixed charges           $ 9,981         $ 10,146          $ 12,235          $ 14,750         $ 12,552           $ 7,897
                                =============    =============     =============    ==============    =============    =============


RATIO OF EARNINGS TO FIXED
CHARGES                                 1.01             1.03              1.05              1.06             1.08              1.08





(a) Other fixed charges consist of the interest factor in rentals and capitalized interest.

                                                                     Exhibit 27

                      LEHMAN BROTHERS INC. and SUBSIDIARIES

This schedule contains summary financial information extracted from the Company's Consolidated Statement of Financial Condition at May 31, 2000 (Unaudited) and the Consolidated Statement of Income for the six months ended May 31, 2000 (Unaudited) and is qualified in its entirety by reference to such financial statements.

1,000,000