Form 10-Q
period 2000-08-31
LEHMAN BROTHERS INC//
filed 2000-10-16
CIK 728586

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ]                       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2000

                                       OR

[    ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ____________ to ____________

                          Commission file number 1-9466

                              Lehman Brothers Inc.
             (Exact Name of Registrant As Specified In Its Charter)

                      Delaware                                        13-2518466
(State or other jurisdiction of incorporation(I.R.S.Employer Identification No.)
                 or organization)

          3 World Financial Center
              New York, New York                                     10285
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

As of September 30, 2000, 1,006 shares of the Registrant's Common Stock, par value $0.10 per share, were outstanding.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES

                                    FORM 10-Q

                      FOR THE QUARTER ENDED August 31, 2000

                                      INDEX


   Part I.                 FINANCIAL INFORMATION                            Page
                                                                          Number

          Item 1.      Financial Statements - (unaudited)

                           Consolidated Statement of Income -
                           Three and Nine Months Ended
                           August 31, 2000 and August 31, 1999..............   3

                           Consolidated Statement of Financial Condition -
                           August 31, 2000 and November 30, 1999............   5

                           Consolidated Statement of Cash Flows -
                           Nine Months Ended
                           August 31, 2000 and August 31, 1999..............   7

                           Notes to Consolidated Financial
                           Statements..........................................8

          Item 2.          Management's Analysis of Results of Operations.... 15

   Part II.                OTHER INFORMATION

          Item 1.          Legal Proceedings................................. 22

          Item 6.          Exhibits and Reports on Form 8-K.................. 25

   Signature     ............................................................ 26

   EXHIBIT INDEX                                                              27

   Exhibits

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                        CONSOLIDATED STATEMENT of INCOME
                                   (Unaudited)
                                  (In millions)


                                                                       Three months ended
                                                              -------------------------------------
                                                                 August 31         August 31 1999
                                                                   2000
                                                              ----------------     ----------------
Revenues
     Principal transactions                                       $    527            $    297
     Investment banking                                                446                 350
     Commissions                                                       165                 107
     Interest and dividends                                          4,134               3,228
     Other                                                              10                   3
                                                              ----------------     ----------------
         Total revenues                                              5,282               3,985
Interest expense                                                     4,028               3,100
                                                              ----------------     ----------------
         Net revenues                                                1,254                 885
                                                              ----------------     ----------------
Non-interest expenses
     Compensation and benefits                                         652                 446
     Brokerage and clearance                                            52                  40
     Technology and communications                                      46                  41
     Management fees                                                    (8)                 86
     Business development                                               29                  22
     Professional fees                                                  21                  18
     Occupancy                                                          16                  10
     Other                                                               8                  13
                                                              ----------------     ----------------
         Total non-interest expenses                                   816                 676
                                                              ----------------     ----------------
Income before taxes                                                    438                 209
     Provision for income taxes                                        134                  70
                                                              ----------------     ----------------

Net income                                                        $    304            $    139
                                                              ================     ================



       See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                        CONSOLIDATED STATEMENT of INCOME
                                   (Unaudited)
                                  (In millions)


                                                                       Nine months ended
                                                              -------------------------------------
                                                                 August 31         August 31 1999
                                                                   2000
                                                              ----------------     ----------------
Revenues
     Principal transactions                                      $   1,453          $      878
     Investment banking                                              1,244                 906
     Commissions                                                       492                 343
     Interest and dividends                                         12,187               9,888
     Other                                                              37                  12
                                                              ----------------     ----------------
         Total revenues                                             15,413              12,027
Interest expense                                                    11,918               9,548
                                                              ----------------     ----------------
         Net revenues                                                3,495               2,479
                                                              ----------------     ----------------
Non-interest expenses
     Compensation and benefits                                       1,819               1,256
     Brokerage and clearance                                           152                 138
     Technology and communications                                     137                 120
     Management fees                                                    71                 143
     Business development                                               81                  63
     Professional fees                                                  60                  40
     Occupancy                                                          43                  28
     Other                                                              32                  40
                                                              ----------------     ----------------
         Total non-interest expenses                                 2,395               1,828
                                                              ----------------     ----------------

Income before taxes                                                  1,100                 651
     Provision for income taxes                                        362                 199
                                                           ----------------     ----------------


Net income                                                      $      738          $      452
                                                              ================     ================

            See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENT of FINANCIAL CONDITION
                                   (Unaudited)
                                  (In millions)


                                                                             August 31      November 31 1999
                                                                               2000

ASSETS
Cash and cash equivalents                                                  $       339         $    1,384

Cash and securities segregated and on deposit for regulatory
   and other purposes                                                            2,389              1,434

Securities and other financial instruments owned:
     Governments and agencies                                                   24,111             21,603
     Corporate equities                                                         21,899              9,144
     Mortgages and mortgage-backed                                               8,475              8,457
     Derivatives and other contractual agreements                                4,962              5,249
     Corporate debt and other                                                    5,815              5,331
     Certificates of deposit and other money market instruments                  2,281              2,123
                                                                          ------------------------------------
                                                                                67,543             51,907
                                                                          ------------------------------------

Collateralized short-term agreements:
     Securities purchased under agreements to resell                            73,535             61,365
     Securities borrowed                                                        22,424             11,243

Receivables:
     Brokers, dealers and clearing organizations                                 1,996              2,346
     Customers                                                                   3,791              2,922
     Others                                                                      7,592              5,920

Property, equipment and leasehold improvements (net of
   accumulated depreciation and amortization of $537 in 2000
   and $588 in 1999)                                                               296                280

Other assets                                                                       276                261

Excess of cost over fair value of net assets acquired (net of
   accumulated amortization of $120 in 2000 and $115 in 1999)                      116                120
                                                                          ------------------------------------


     Total Assets                                                            $ 180,297          $ 139,182
                                                                          ====================================





              See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                     CONSOLIDATED STATEMENT of FINANCIAL CONDITION - (Continued)
                                   (Unaudited)
                        (In millions, except share data)


                                                                                              August 31        November 31 1999
                                                                                                2000

LIABILITIES AND STOCKHOLDER'S EQUITY
Commercial paper and short-term debt                                                        $       836        $        615
Securities and other financial instruments sold but not yet purchased:
     Governments and agencies                                                                    16,411              10,237
     Corporate equities                                                                           2,191               3,207
     Derivatives and other contractual agreements                                                 3,505               3,985
     Corporate debt and other                                                                     2,434               1,218
                                                                                            --------------    -------------------
                                                                                                 24,541              18,647
                                                                                            --------------    -------------------
Collateralized short-term financing:
     Securities sold under agreements to repurchase                                              92,487              76,587
     Securities loaned                                                                           26,165               9,809
Advances from Holdings and other affiliates                                                      17,666              16,118
Payables:
     Brokers, dealers and clearing organizations                                                  2,211               2,485
     Customers                                                                                    6,306               5,535
Accrued liabilities and other payables                                                            2,328               2,324
Long-term debt:
     Senior notes                                                                                   202                 186
     Subordinated indebtedness                                                                    3,780               3,773
                                                                                            --------------    -------------------

         Total liabilities                                                                      176,522             136,079
                                                                                            --------------    -------------------
Commitments and contingencies


STOCKHOLDER'S EQUITY
Preferred stock,  $0.10 par value;  10,000 shares  authorized;  none outstanding
Common stock, $0.10 par value; 10,000 shares authorized;
  1,006 shares issued and outstanding
Additional paid-in capital                                                                        1,684               1,684
Accumulated other comprehensive income (net of tax)                                                   1                   2
Retained earnings                                                                                 2,090               1,417
                                                                                            --------------    -------------------
         Total stockholder's equity                                                               3,775               3,103
                                                                                            --------------    -------------------

         Total liabilities and stockholder's equity                                           $ 180,297           $ 139,182
                                                                                            ==============    ===================


               See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT of CASH FLOWS
                                   (Unaudited)
                                  (In millions)

                                                                                                Nine months ended
                                                                                      --------------------------------------
                                                                                         August 31             August 31
                                                                                            2000                 1999
                                                                                      -----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                              $     738              $    452
Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
     Depreciation and amortization                                                             28                    43
     Provisions for losses and other reserves                                                  17                    24
     Other adjustments                                                                         23                    30
Net change in:
     Cash and securities segregated                                                          (955)                  (92)
     Securities and other financial instruments owned                                     (15,636)               (6,310)
     Securities borrowed                                                                  (11,181)               (7,103)
     Receivables from brokers, dealers and clearing organizations                             350                  (239)
     Receivables from customers                                                              (869)                  161
     Securities and other financial instruments sold but not yet purchased                  5,894                 4,581
     Securities loaned                                                                     16,356                10,971
     Payables to brokers, dealers and clearing organizations                                 (274)                   13
     Payables to customers                                                                    771                    75
     Accrued liabilities and other payables                                                   (13)                   76
     Other operating assets and liabilities, net                                           (1,688)               (2,078)
                                                                                      -----------------     ----------------
         Net cash provided by (used in) operating activities                             $ (6,439)                $ 604
                                                                                      -----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of subordinated indebtedness                                                                     (202)
Net proceeds from commercial paper and short-term debt                                          221                  (44)
Resale agreements net of repurchase agreements                                                3,730                4,840
Advances from Holdings and other affiliates                                                   1,548               (4,834)
Dividends paid                                                                                  (65)                 (46)
                                                                                        ----------------     ----------------
       Net cash provided by (used in) financing activities                                    5,434                 (286)
                                                                                        ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold improvements                                     (40)                 (20)
                                                                                        ----------------     ----------------
       Net cash used in investing activities                                                    (40)                 (20)
                                                                                        ----------------     ----------------
       Net change in cash and cash equivalents                                               (1,045)                 298
                                                                                        ----------------     ----------------
Cash and cash equivalents, beginning of period                                                1,384                  460
                                                                                        ----------------     ----------------

       Cash and cash equivalents, end of period                                           $     339            $     758
                                                                                        ================     ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)

Interest paid totaled $11,926 and $9,558 for the nine months ended August 31, 2000 and August 31, 1999, respectively. Income taxes paid totaled $412 and $3 for the nine months ended August 31, 2000 and August 31, 1999, respectively.

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

2.  Capital Requirements:

The Company operates globally through a network of subsidiaries, with several being subject to regulatory requirements. In the United States, LBI, as a registered broker-dealer, is subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At August 31, 2000, LBI's regulatory net capital, as defined, of $1,828 million exceeded the minimum requirement by $1,689 million.

In addition, the Company's "AAA" rated derivatives subsidiaries, Lehman Brothers Financial Products Inc. ("LBFP") and Lehman Brothers Derivative Products Inc. ("LBDP"), have established certain capital and operating restrictions which are reviewed by various rating agencies. At August 31, 2000, LBFP and LBDP each had capital which exceeded the requirement of the most stringent rating agency by approximately $63 million and $26 million, respectively. Repayment of subordinated indebtedness and certain advances and dividend payments by LBI are restricted by the regulations of the SEC and other regulatory agencies. In addition, certain covenants governing the indebtedness of LBI contractually limit its ability to pay dividends.

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

                      LEHMAN BROTHERS INC and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                  Average Fair Value*
                                                                   Fair Value*                     Nine Months Ended
                                                                 August 31, 2000                    August 31, 2000
                                                     --------------------------------- ----------------------------------
(in millions)                                               Assets          Liabilities       Assets           Liabilities
-------------------------------------------------------- -------------- -- --------------- -------------- --- ---------------
Interest rate and currency swaps and options
(including caps, collars and floors)                         $ 3,564            $ 2,193        $ 3,923            $ 2,767
Foreign exchange forward contracts and
   options                                                       407                342            445                294
Other fixed income securities contracts
   (including options and TBAs)                                  221                165            816                666
Equity contracts (including equity swaps,
   warrants and options)                                         770                805            784                527
                                                         -------------- -- --------------- -------------- --- ---------------
         Total                                               $ 4,962            $ 3,505        $ 5,968            $ 4,254
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

Assets included in the table above represent the Company's unrealized gains, net of unrealized losses for situations in which the Company has a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties. Therefore, the fair value of assets/liabilities related to derivative contracts at August 31, 2000 represents the Company's net receivable/payable for derivative financial instruments before consideration of collateral. Included within the $4,962 million fair value of assets at August 31, 2000 was $4,245 million related to swaps and other OTC contracts and $717 million related to exchange-traded option and warrant contracts. Included within the $5,249 million fair value of assets at November 30, 1999 was $4,489 million related to swaps and other OTC contracts and $760 million related to exchange-traded option and warrant contracts.

                      LEHMAN BROTHERS INC and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

With respect to OTC contracts, including swaps, the Company views its net credit exposure to be $2,895 million at August 31, 2000,representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of amounts due from affiliates of $990 million and collateral of $360 million. Presented below is an analysis of the Company's net credit exposure at August 31, 2000 for OTC contracts based upon actual ratings made by external rating agencies or by equivalent ratings established and utilized by the Company's Credit Risk Management Department.






  Counterparty               S&P/Moody's             Net Credit
  Risk Rating                Equivalent               Exposure
  -----------                ----------               --------
       1                       AAA/Aaa                  15%
       2                  AA-/Aa3 or higher             29%
       3                   A-/A3 or higher              31%
       4                 BBB-/Baa3 or higher            20%
       5                  BB-/Ba3 or higher              3%
       6                   B+/B1 or lower                2%

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

4.  Other Commitments and Contingencies:

In connection with its financing activities, the Company had outstanding commitments under certain lending arrangements of approximately $2.6 billion at August 31, 2000 and $4.2 billion at November 30, 1999. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness.

The Company, through its high grade and high yield sales, trading and underwriting activities, makes commitments to extend credit in loan syndication transactions and then participates out a significant portion of these commitments. The Company had lending commitments to high grade borrowers of $3.4 billion and $2.8 billion at August 31, 2000 and November 30, 1999,

                      LEHMAN BROTHERS INC and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS


respectively and has established a facility for third parties to purchase a majority of these commitments when they are funded. In addition, lending commitments to high yield borrowers totaled $732 million and $903 million at August 31, 2000 and November 30, 1999, respectively. All of these commitments and any related draw-downs of these facilities are typically secured against the borrowers' assets, have fixed maturity dates and are generally contingent upon certain representations, warranties and contractual conditions applicable to the borrower. Total commitments are not indicative of actual risk or funding requirements as the commitments may not be drawn or fully utilized, and the Company will continue to syndicate and/or sell these commitments.

At August 31, 2000 and November 30, 1999, the Company had commitments to invest up to $355 million and $302 million, respectively, directly and through partnerships, in private equity-related investments. These commitments will be funded as required through the end of the respective investment periods, principally expiring in 2004.

In addition to these specific commitments, the Company had various other commitments of approximately $300 million at both August 31, 2000 and November 30, 1999, respectively.

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

                      LEHMAN BROTHERS INC and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS


The Capital Markets Division includes the Company's sales, trading, research and financing activities in equity and fixed income cash and derivatives products. Through the Division, the Company is a global market-maker in numerous equity and fixed income products, including U.S. and European equities, government and agency securities, money market products, corporate high grade, high yield securities, mortgage- and asset-backed securities, municipal securities, bank loans, foreign exchange and derivatives products. The Division also includes the Company's risk arbitrage and secured financing businesses as well as realized and unrealized gains and losses related to the Company's direct private equity investments. The financing business manages the Company's equity and fixed income matched book activities, supplies secured financing to institutional and high-net-worth clients and customers, and provides secured funding for the Company's inventory of equity and fixed income products.

Other consists of the Company's asset management and private equity businesses, neither of which represents more than 10% of the Company's consolidated net revenues, earnings before taxes or assets.

The Company's segment information for the three months and nine months ended August 31, 2000 and August 31, 1999 is presented below.

                                             Three Months Ended                            Nine Months Ended
                                     -----------------------------------          ------------------------------------
                                        August 31          August 31                 August 31           August 31
                                          2000               1999                      2000                1999
                                     ----------------   ----------------          ----------------    ----------------
Investment Banking:
   Net Revenue                            $  445           $    361                   $ 1,241           $     913
                                     ================   ================          ================    ================
   Earnings before taxes                  $  174           $    123                  $    400           $     315
                                                        ================
                                     ================                             ================    ================
   Segment assets (billions)             $   0.4          $     0.4                 $     0.4          $      0.4
                                     ================   ================          ================    ================

Capital Markets:
   Net Revenue                           $   801           $    531                   $ 2,228            $  1,565
                                     ================   ================          ================    ================
   Earnings before taxes                 $   270           $    101                  $    710           $     358
                                                                                  ================
                                     ================   ================                              ================
   Segment assets (billions)               $ 176.5            $ 147.5                   $ 176.5            $  147.5
                                     ================   ================          ================    ================

Other:
   Net Revenue                        $        8        $        (7)                 $     26         $         1
                                     ================   ================          ================    ================
   Earnings before taxes               $      (6)        $      (15)                 $    (10)          $     (22)
                                     ================   ================          ================    ================
   Segment assets (billions)            $    3.4           $      2.3                $    3.4            $      2.3
                                     ================   ================          ================    ================

Total:
   Net Revenue                           $ 1,254           $    885                   $ 3,495            $  2,479
                                     ================   ================          ================    ================
   Earnings before taxes                $    438           $    209                   $ 1,100           $     651
                                     ================   ================          ================    ================

   Segment assets (billions)             $ 180.3            $ 150.2                  $ 180.3             $  150.2
                                     ================   ================          ================    ================

                      LEHMAN BROTHERS INC and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

The following are net revenues by geographic region:

                             Three Months Ended                             Nine Months Ended
                  ------------------------------------------    ------------------------------------------
                      August 31              August 31              August 31              August 31
                         2000                   1999                   2000                   1999
                  -------------------    -------------------    -------------------    -------------------
Americas*               $ 1,190                  $ 825                $ 3,166                $ 2,244
Europe                       31                     57                    193                    186
Asia Pacific                 33                      3                    136                     49
                  -------------------    -------------------    -------------------    -------------------

      Total             $ 1,254                  $ 885                $ 3,495                $ 2,479
                  ===================    ===================    ===================    ===================

* Includes non-U.S. revenues of $7.9 million and $6.6 million for the three months ended August 31, 2000 and August 31, 1999 respectively, and includes non-U.S. revenues of $27.4 million and $14.1 million for the nine months ended August 31, 2000 and August 31, 1999, respectively.

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

During the nine months ended August 31, 2000, the Company paid dividends to Holdings of $65 million.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                 MANAGEMENT'S ANALYSIS of RESULTS of OPERATIONS



Results of Operations
For the Three Months Ended August 31, 2000 and August 31, 1999

The Company reported net income of $304 million for the third quarter ended August 31, 2000, compared to $139 million for the third quarter ended August 31, 1999.

Net revenues increased 42% in the third quarter of 2000 to $1,254 million from $885 million in the third quarter of 1999. The increase in net revenues reflects the continued execution of the Company's growth strategy into higher margin businesses such as investment banking and equities.

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

Three Months Ended August 31, 2000 and August 31, 1999


(in millions)
-----------------------------------------------------------------------------
                                  Three Months Ended
                           ----------------------------------
                             August 31          August 31
                                2000               1999
                           ---------------    ---------------
Investment Banking          $    445              $ 361
Capital Markets                  801                531
Other                              8                 (7)
                           ---------------    ---------------
Total                        $ 1,254              $ 885
                           ===============    ===============

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                 MANAGEMENT'S ANALYSIS of RESULTS of OPERATIONS


The following discussion provides an analysis of the Company's net revenues for the periods above.

Investment Banking This segment's net revenues result from fees earned by the Company for underwriting public and private offerings of fixed income and equity securities, raising capital and advising clients on merger and acquisition activities and other services. Investment Banking's net revenues increased 23% to $445 million for the third quarter of 2000 from $361

           Investment Banking Net Revenues
 ---------------------- ------------------------------
 (in millions)               Three Months Ended
                          August 31       August 31
                             2000           1999
 ---------------------- --------------- --------------
 Equity Underwriting        $ 147            $ 71
 Debt Underwriting            127             187
 Financial Advisory           171             103
 ---------------------- --------------- --------------
                            $ 445           $ 361
 ---------------------- --------------- --------------

million in the prior period. This increase was principally as a result of an increase in financial advisory and equity underwriting activities partially offset by a decrease in debt underwriting activities.

Equity underwriting revenues increased 107% to $147 million in the third quarter of 2000 from $71 million in the third quarter of 1999, as the markets recovered from the April/May sell-off and deal flow remained strong through mid-August.

Debt underwriting revenues decreased 32% from the third quarter of 1999, as debt underwriting volumes lagged 1999 levels due to continued nervousness surrounding interest rates. High yield and mortgage backed products were particularly impacted. However, debt underwriting revenue increased approximately 11% from the second quarter of 2000, as market conditions started to become more favorable.

Financial advisory revenues increased 66% in the third quarter of 2000 compared to the third quarter of 1999. The Company's market share for completed M&A transactions increased to 8.9% on a calendar year-to-date basis from 7.7% for calendar year 1999.

Capital Markets This segment's net revenues reflect institutional and private client flow activities and secondary trading and financing activities related to a broad spectrum of fixed income and equity products. These products include dollar and non-dollar government securities, mortgages, mortgage- and asset-backed securities, money market products, dollar and non-

             Capital Markets Net Revenues
    ------------------ ---------------------------------
    (in millions)             Three Months Ended
                         August 31        August 31
                            2000             1999
    ------------------ --------------- -----------------
    Equities               $ 471             $ 314
    Fixed Income             330               217
    ------------------ --------------- -----------------
                           $ 801             $ 531
    ------------------ --------------- -----------------
dollar corporate debt securities, municipal securities, foreign exchange, fixed income and equity related derivatives, convertible securities and common and preferred equity securities.

Net revenues from the equity component of Capital Markets increased 50% to $471 million in the third quarter of 2000 from $314 million in the third quarter of 1999 from continued strong institutional customer flow and trading volumes.
An unrealized gain of  approximately  $100

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                 MANAGEMENT'S ANALYSIS of RESULTS of OPERATIONS


million from a direct investment in the Company's private equity portfolio also significantly contributed to the increase.

Net revenues from the fixed income component of Capital Markets increased 52% to $330 million in the third quarter of 2000 from $217 million in the third quarter of 1999. Market conditions improved during the quarter as interest rate concerns subsided and institutional flow increased across most fixed income products.

Other Other revenues reflect fees earned from the Company's asset management and private equity businesses. Other revenues increased to $8 million in the third quarter of 2000 from $(7) million in the third quarter of 1999.

Non-Interest Expenses Non-interest expenses were $816 million for the third quarter of 2000 and $676 million for the third quarter of 1999. Compensation and benefits expense as a percentage of net revenues increased to 52.0% for the quarter compared to the prior year's ratio of 50.4%. Nonpersonnel expenses were $164 million for the third quarter of 2000 and $230 million for the third quarter of 1999, a decrease of 29%. The decrease was due to lower net management fees paid from LBI to its affiliates. This reflects reduced affiliate activities on behalf of LBI as well as increased Company activities on behalf of affiliates, partially offset by the increased spending in LBI on personnel, real estate and technology initiatives.

Income Taxes The Company's income tax provision was $134 million for the third quarter of 2000 compared to $70 million for the third quarter of 1999. The effective tax rate was 30.6% for the third quarter of 2000 and 33.5% for the third quarter of 1999. The lower effective tax rate is the result of a more favorable mix of earnings, which reduced the state and local provision, and an increase in tax benefits attributable to income and transactions subject to preferential tax treatment.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                 MANAGEMENT'S ANALYSIS of RESULTS of OPERATIONS


Results of Operations
For the Nine Months Ended August 31, 2000 and August 31, 1999

The Company reported record net income of $738 million for the nine months ended August 31, 2000, representing an increase of 63% from net income of $452 million for the nine months ended August 31, 1999.

Net Revenues increased to $3,495 million or 41% for the nine months of 2000 from $2,479 million for the nine months of 1999 reflecting the Company's continued emphasis on high margin businesses.

Nine Months Ended August 31, 2000 and August 31, 1999

(in millions)
                                         Nine Months Ended
                                  ---------------------------------
                                    August 31         August 31
                                       2000              1999
                                  ---------------   ---------------
Investment Banking                   $  1,241          $    913
Capital Markets                         2,228             1,565
Other                                      26                 1
                                  ---------------   ---------------
Total                                 $ 3,495           $ 2,479
                                  ===============   ===============

-------------------------------------------------------------------------------

The following discussion provides an analysis of the Company's net revenues for the periods above.

Investment Banking Investment Banking's net revenues increased 36% to $1,241 million in the nine months of 2000 from $913 million in the prior period. The
increase  was  principally  a  result  of  a  significant   increase  in  equity
underwriting and financial advisory revenues partially offset by difficult conditions in the debt underwriting market. Equity underwriting revenues increased 140% to $479 Investment Banking Net Revenues million in the nine months of 2000 from $200 million in the prior year. The results in equity underwriting were driven by increased issuances in the communications/media and technology sector and an increase in convertible offerings.

               Investment Banking Net Revenues
   ---------------------- -------------------------------
   (in millions)                Nine Months Ended
                            August 31       August 31
                               2000            1999
   ---------------------- --------------- ---------------
   Equity Underwriting     $    479             $ 200
   Debt Underwriting            361               447
   Financial Advisory           401               266
   ---------------------- --------------- ---------------
                            $ 1,241             $ 913
   ---------------------- --------------- ---------------

Debt underwriting revenues decreased 19% to $361 million in the nine months of 2000 from $447 million in the nine months of 1999. The decrease resulted from challenging market conditions as rising interest rates led to decreased underwriting volume. Financial advisory revenues increased 51% to $401 million in the nine months of 2000 from $266 million in the prior year's period as the Company continued its expansion in the investment banking segment and the overall M&A market remained robust.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                 MANAGEMENT'S ANALYSIS of RESULTS of OPERATIONS


Capital   Markets   This   segment's   net   revenues   reflect
institutional and private client flow activities and secondary trading and financing activities related to a broad spectrum of fixed income and equity products. These products include dollar and non-dollar government securities, mortgages, mortgage- and asset-backed

              Capital Markets Net Revenues
         -------- ---------------------------------
        (in millions)            Nine Months Ended
                            August 31        August 31
                               2000             1999
        ----------------- --------------- -----------------
        Equities            $ 1,274          $    715
        Fixed Income            954               850
        ----------------- --------------- -----------------
                            $ 2,228           $ 1,565
        ----------------- --------------- -----------------

securities, money market products, dollar and non-dollar corporate debt securities, municipal securities, foreign exchange, fixed income and equity related derivatives, convertible securities and common and preferred equity securities.

Net revenues from the equity component of Capital Markets increased to $1,274 million in the nine months of 2000 from $714 million in the comparable 1999 period. Customer flow sales and trading volumes continued to increase at healthy rates, significantly contributing to this increase.

Net revenues from the fixed income component of Capital Markets increased to $954 million in the nine months of 2000 from $850 million in the comparable period last year. This was a result of increased institutional flow across most fixed income products.

Other Other revenues reflect fees earned from the Company's asset management and private equity businesses.

Non-Interest Expenses Non-interest expenses were $2,395 million for the nine months of 2000 and $1,828 million for the comparable period in 1999. Compensation and benefits expense as a percentage of net revenues increased to 52.0% for the nine months of 2000 compared to 50.7% in the nine months of 1999. This increase reflects the Company's continued expansion of its investment banking and equities franchise as well as its investments in technology and e-commerce capabilities. Nonpersonnel expenses increased to $576 million for the nine months of 2000 from $572 million for the nine months of 1999.

Income Taxes The Company's income tax provision was $362 million for the nine months of 2000 compared to $199 million for the nine months of 1999. The effective tax rate was 32.9% for the nine months of 2000 and 30.6% for the prior year's period. The increase reflected the overall increase in the level of pre-tax income, which lessened the relative impact of certain tax preference revenues, partially offset by more favorable geographic mix of earnings.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                 MANAGEMENT'S ANALYSIS of RESULTS of OPERATIONS

New Accounting Developments

In September 1999, the FASB issued an Exposure Draft, "Business Combinations and Intangible Assets." The proposal would eliminate the use of the pooling-of-interests method and require that all business combinations be accounted for using the purchase method. The provisions of the Exposure Draft related to business combinations are expected to be applied only for those business combinations initiated after the issuance of a final statement, projected to be in the first quarter of 2001.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires all derivatives to be recorded on the balance sheet at fair value. In June 1999, the FASB extended the implementation date of SFAS 133 by one year. In June 2000, the FASB issued SFAS No. 138, which amended SFAS 133. The Company will adopt SFAS 133 as amended on December 1, 2000 (Fiscal Year 2001).

SFAS 133 will not affect the accounting for Lehman's Trading-Related Derivative Activities as such derivatives are already recognized on a mark-to-market basis through earnings. Rather, SFAS 133 will affect the accounting for derivatives utilized as hedging instruments as part of Lehman's end user activities. As an end user, Lehman primarily utilizes derivatives to modify the interest rate characteristics of its long-term debt and secured financing activities ("End User Derivative Activities"). The Company currently accounts for its End-User Derivative activities on an accrual basis provided that the derivative is deemed a highly effective hedge. SFAS 133 generally will require Lehman to recognize its end user derivatives at fair value through earnings, with an offset recognized through earnings for changes in the fair value of the hedged item. Any ineffectiveness in a hedging relationship generally will require immediate earnings recognition. In addition to these changes, SFAS 133, will result in certain derivatives no longer qualifying for hedge accounting, requiring such derivatives to be marked to market through earnings without offset. Derivatives not likely to qualify for hedge accounting under SFAS 133 include U.S. dollar and foreign currency basis swaps.

The Company has devoted significant resources preparing for the adoption of SFAS
133. While the impact of adopting SFAS 133 will be ultimately dependent upon the fair value of the end user derivatives portfolio at December 1, 2000 and their related hedge designations, the Company expects adoption will not materially impact the Company's stockholders' equity, results of operations, or statement of financial condition.

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

Lehman Brothers Commercial Corporation and Lehman Brothers Special Financing Inc. v. Minmetals International Non-Ferrous Metals Trading Company (Reported in LBI's 1999 Annual Report on Form 10-K)

     On August 10, 2000, the Court denied both parties' motions for summary judgment. A trial date has not yet been scheduled.

AIA Holdings SA et al. v. Lehman Brothers Inc. and Bear Stearns & Co., Inc. (Reported in LBI's 1999 Annual Report on Form 10-K)

     The first trial is now scheduled to commence in mid-2001.

Actions Relating to Bre-X Minerals Ltd.

McNamara et al. v. Bre-X Minerals Ltd. et al. (Reported in LBI's 1999 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended May 31, 2000)

     On July 14, 2000, LBI moved to dismiss the Fourth Amended Complaint.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM 1   Legal Proceedings - continued

Harold Gillet, et al. v. Goldman Sachs & Co, et al. (Reported in LBI's 1999 Annual Report on Form 10-K)

     On April 29, 1999, LBI and the other defendants moved to dismiss the Consolidated Amended Complaint. On July 21, 2000, plaintiffs moved for leave to file a Second Amended Complaint that added a new plaintiff and new factual allegations. LBI and the other defendants have jointly opposed the plaintiffs' motion to amend the complaint. Both the defendants' motion to dismiss and the plaintiffs' motion to amend are pending before the Court.

CHS Electronics, Inc. v. Credit Suisse First Boston Corp., et al.

     On August 3, 2000, a class action was filed in the United States District Court for the Southern District of Florida against 18 underwriters of IPO securities, including LBI. Plaintiffs seek compensatory and injunctive relief for alleged violations of the antitrust laws based on the theory that the defendant underwriters fixed and maintained fees for underwriting certain IPO securities at supra-competitive levels. On October 2, 2000, LBI and the other defendants jointly moved to transfer this action to the Southern District of New York, where the Gillet case (see above) is pending, and to stay all proceedings in the Southern District of Florida pending the Court's resolution of the motion to transfer.

Corporacion Nacional del Cobre de Chile v. Lehman Brothers Inc., Lehman Brothers Commercial Corp., Lehman Brothers Commodities Ltd. and Lehman Brothers Holdings Inc. (Reported in LBI's 1999 Annual Report on Form 10-K)

     On August 31, 2000, the parties settled the matter and dismissed the arbitration.

Pamahi Investment Corp., et al. v. Lehman Brothers Inc., et al. (Reported in LBI's 1999 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended February 29, 2000)

     On August 7, 2000, the parties settled the matter and dismissed the arbitration.

Bowser v. First Alliance Mortgage Company, et al. (Reported in LBI's Quarterly Report on Form 10-Q for the quarter ended May 31, 2000)

     On August 15, 2000, the United States Bankruptcy Court for the Central District of California entered an order dismissing with prejudice plaintiffs' claims against Holdings.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM 1   Legal Proceedings - continued

Island Venture Corporation, et al. v. Lehman Brothers Inc. and Lehman Brothers Securities Asia, Ltd.

     On August 3, 2000, Island Venture Corporation, Continental Resources Corporation, Recola Investment Corporation, Grand Concord Corporation, Goodwell Industrial Corporation, and Capital Pacific Corporation filed a lawsuit in the United States District Court for the District of New Jersey against LBI and Lehman Brothers Securities Asia, Ltd. The complaint arises in connection with the plaintiffs' purchase of various promissory notes issued by Indonesian companies in 1997 and upon which the issuers have defaulted. It also asserts claims relating to an alleged unauthorized liquidation for $8.5 million of a $10 million Asia Investment Grade Default Note ("Basket Note") issued by Lehman Brothers Holdings PLC. The complaint seeks rescission and damages under various common law theories of mutual mistake, breach of fiduciary duty, negligence and constructive fraud, as well as asserting claims under the New Jersey Blue Sky Laws and Section 10(b) of the Securities Exchange Act of 1934. The plaintiffs seek to recover damages in the face amount of approximately $66 million on all the notes they purchased and difference between the liquidation price and the face value of the Basket Note plus lost coupon payments. The plaintiffs have not yet served the complaint.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES


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



                                                     LEHMAN BROTHERS INC.
                                                     --------------------
                                                          (Registrant)








Date:    October 16, 2000                 By:     /s/ David Goldfarb
                                        ----------------------------------------
                                                   Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit No.        Exhibit

Exhibit 12         Computation in Support of Ratio of Earnings to Fixed Charges

Exhibit 27         Financial Data Schedule

                                                                   Exhibit 12

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
               COMPUTATION of RATIOS of EARNINGS to FIXED CHARGES
                              (Dollars in millions)
                                   (Unaudited)



                                   For the          For the           For the        For the          For the           For the
                                    Twelve           Twelve            Twelve        Twelve            Twelve            Nine
                                    Months           Months            Months        Months            Months        Months Ended
                                    Ended            Ended             Ended          Ended            Ended           August 31
                                 November 30      November 30       November 30    November 30      November 30          2000
                                     1995             1996              1997          1998              1999
                                 -------------    -------------     ------------- --------------    -------------    --------------
Pre-tax earnings from continuing
operations                               $ 78           $  309            $  593         $  847          $ 1,013           $ 1,100

Add:   Fixed charges (excluding
capitalized interest)                   9,980           10,140            12,233         14,746           12,552            11,931
                                 -------------    -------------     ------------- --------------    -------------    --------------

Pre-tax earnings before fixed
charges                                10,058           10,449            12,826         15,593           13,565            13,031
                                 =============    =============     ============= ==============    =============    ==============

Fixed charges:
       Interest                         9,954           10,121            12,216         14,730           12,535            11,917
       Other(a)                            27               25                19             20               17                13
                                 -------------    -------------     ------------- --------------    -------------    --------------


       Total fixed charges            $ 9,981         $ 10,146          $ 12,235       $ 14,750         $ 12,552          $ 11,930
                                 =============    =============     ============= ==============    =============    ==============


RATIO OF EARNINGS TO FIXED
CHARGES                                  1.01             1.03              1.05           1.06             1.08              1.09



(a) Other fixed charges consist of the interest factor in rentals and capitalized interest.

                                                                    Exhibit 27

                      LEHMAN BROTHERS INC. and SUBSIDIARIES

This schedule contains summary financial information extracted from the Company's Consolidated Statement of Financial Condition at August 31, 2000 (Unaudited) and the Consolidated Statement of Income for the nine months ended August 31, 2000 (Unaudited) and is qualified in its entirety by reference to such financial statements.

1,000,000

PERIOD TYPE                               9 MOS
FISCAL YEAR END                           NOV-30-2000
PERIOD START                              DEC-01-1999
PERIOD END                                AUGUST-31-2000
CASH                                              2,728
RECEIVABLES                                      13,379
SECURITIES-RESALE                                73,535
SECURITIES BORROWED                              22,424
INSTRUMENTS OWNED                                67,543
PP&E                                                296
TOTAL ASSETS                                    180,297
SHORT TERM                                          836
PAYABLES                                          8,517
REPOS SOLD                                       92,487
SECURITIES LOANED                                26,165
INSTRUMENTS SOLD                                 24,541
LONG-TERM                                         3,982
PREFERRED-MANDATORY                                   0
PREFERRED                                             0
COMMON                                                0
OTHER SE                                          3,775
TOTAL LIABILITY AND EQUITY                      180,297
TRADING REVENUE                                   1,453
INTEREST AND DIVIDENDS                           12,187
COMMISSIONS                                         492
INVESTMENT BANKING                                1,244
FEE REVENUE                                           0
INTEREST EXPENSE                                 11,918
COMPENSATION                                      1,819
INCOME-PRETAX                                     1,100
INCOME PRE-EXTRAORDINARY                            738
EXTRAORDINARY                                         0
CHANGES                                               0
NET INCOME                                          738
EPS-BASIC                                             0
EPS-DILUTED                                           0