Form 10-K405
period 2000-11-30
LEHMAN BROTHERS INC//
filed 2001-02-28
CIK 728586

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

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO ______
                         COMMISSION FILE NUMBER 1-6817

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                      NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                          ON WHICH REGISTERED
---------------------------------------        ------------------------------------
 7 5/8% Senior Subordinated Notes Due                New York Stock Exchange
                 2006

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As the Registrant is a wholly-owned subsidiary of Lehman Brothers
Holdings Inc., none of the Registrant's outstanding common equity is held by non-affiliates of the Registrant. As of February 28, 2001, 1,006 shares of the Registrant's Common Stock, par value $0.10 per share, were issued and outstanding.

    THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND THEREFORE IS FILING THIS FORM WITH THE REDUCED DISCLOSURE PERMITTED THEREBY.

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

FORWARD-LOOKING STATEMENTS

    Some of the statements contained in this report, including those relating to the Company's strategy and other statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. These statements are not historical facts but instead represent only the Company's expectations, estimates and projections regarding future events. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include market, credit or counterparty, liquidity, legal and operational risks. Market risks include changes in interest and foreign exchange rates and securities valuations, global economic and political trends and industry competition. The Company's actual results and financial condition may differ, perhaps materially, from the anticipated results and financial condition in any such forward-looking statements. For more information concerning the risks and other factors that could affect the Company's future results and financial condition, see "Management's Analysis of Results of Operations" on pages 12-20 of this report. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

LEHMAN BROTHERS

    Lehman Brothers is one of the leading global investment banks, serving institutional, corporate, government and high-net-worth individual clients and customers. The Company's worldwide headquarters in New York are complemented by offices in additional locations in North America, Europe, the Middle East, Latin America and the Asia Pacific region. Affiliates of LBI provide investment banking and capital markets services in Europe and Asia. The Company is engaged primarily in providing financial services. Other businesses in which the Company is engaged represent less than 10 percent of consolidated assets, revenues or pre-tax income.

    The Company's business includes capital raising for clients through securities underwriting and direct placements; corporate finance and strategic advisory services; private equity investments; securities sales and trading; research; and the trading of foreign exchange, derivative products and certain commodities. The Company and its affiliates act as market-makers in all major equity and fixed income products in both the domestic and international markets. Lehman Brothers is a member of all principal securities and commodities exchanges in the United States, as well as the National Association of Securities Dealers, Inc. ("NASD"). Affiliates of LBI hold memberships or associate memberships on several principal international securities and commodities exchanges, including the London, Tokyo, Hong Kong, Frankfurt, Paris and Milan stock exchanges.

    Lehman Brothers and its affiliates provide a full array of capital market products and advisory services worldwide. Through the Company's banking, research, trading, structuring and distribution capabilities of equity and fixed income products the Company continues its focus of building its client/customer business model. These "customer flow" activities represent a majority of the Company's revenues. In addition to its customer flow activities, the Company also takes proprietary positions, the success of which is dependent on its ability to anticipate economic and market trends. The Company believes its customer flow orientation mitigates its overall revenue volatility.

    The Company operates in three business segments (each of which is described below): Investment Banking, Capital Markets and Client Services. Financial information concerning the Company for the fiscal years ended November 30, 2000, November 30, 1999 and November 30, 1998, including the amount of net revenue contributed by each segment in such periods, is set forth in the Consolidated Financial Statements and the Notes thereto on pages F-1 to F-33 hereof. Information with respect to the Company's operations by segment and by geographic area is set forth in Note 12 to the Notes to Consolidated Financial Statements on pages F-31 and F-32 hereof.

INVESTMENT BANKING

    Lehman Brothers' Investment Banking professionals are responsible for developing and maintaining relationships with issuing clients, gaining a thorough understanding of their specific needs and bringing together the full resources of Lehman Brothers and its affiliates to accomplish their financial objectives. Investment Banking is organized into industry, geographic and product coverage groups, enabling individual bankers to develop specific expertise in particular industries and markets. Global industry coverage groups include Chemicals, Communications/Media, Consumer/Retailing, Financial Institutions, Healthcare, Industrial, Natural Resources, Power, Real Estate and Technology. Where appropriate, specialized product groups are partnered with the global industry and geographic groups to provide tailor-made solutions for Lehman Brothers' clients. These product groups include Equity Capital Markets, which consists of equity and equity-related securities and derivatives, Fixed Income Capital Markets, which incorporates expertise in syndicate, liability management, derivatives, private placements, high yield debt and bank loan syndication, and Mergers and Acquisitions/Strategic Advisory Services. Geographically, Lehman Brothers and its affiliates maintain investment banking offices in eight cities in the U.S. and in nineteen cities in Europe, the Middle East, Asia and Latin America. The high degree of integration between the Company's industry, product and geographic groups has allowed Lehman Brothers to become a leading source of one-stop financial solutions for its global clients.

    MERGERS AND ACQUISITIONS/STRATEGIC ADVISORY. Lehman Brothers has a long history of providing strategic advisory services to corporate, institutional and government clients around the world on a wide range of financial matters, including mergers and acquisitions, restructurings and spin-offs, targeted stock transactions, share repurchase strategies, government privatization programs, takeover defenses and tax optimization strategies.

    UNDERWRITING. The Company is a leading underwriter of initial public and secondary offerings of equity and fixed income securities, including listed and over-the-counter securities, government and agency securities and mortgage- and asset-backed securities.

CAPITAL MARKETS

    Lehman Brothers combines professionals from the sales, trading and research areas of its Equities and Fixed Income Divisions, together with investment bankers, into teams to serve the financial needs of the Company's clients and customers. This integrated approach enables Lehman Brothers to structure and execute global transactions for clients and to provide worldwide liquidity in marketable securities.

    EQUITIES

    The Equities group is responsible for the Company's equity operations and all dollar and non-dollar equity and equity-related products worldwide. These products include listed and over-the-counter ("OTC") securities, American Depositary Receipts, convertibles, options, warrants and derivatives.

    EQUITY CASH PRODUCTS. Lehman Brothers makes markets in equity and equity-related securities, and executes block trades on behalf of clients and customers. The Company and its affiliates participate in the global equity and equity-related markets in all major currencies through their worldwide presence and membership in major stock exchanges, including, among others, those in New York, London, Tokyo, Hong Kong, Frankfurt, Paris and Milan.

    EQUITY DERIVATIVES. Lehman Brothers offers equity derivative capabilities across a wide spectrum of products and currencies, including domestic and international program trading, listed options and futures and structured derivatives. The Company's equity derivatives business is organized into two major product areas: a global volatility business, encompassing options-related products, and a global portfolio trading business that specializes in index arbitrage, agency/risk baskets and other structured products.

    EQUITY FINANCE. Lehman Brothers maintains an integrated Equity Financing and Prime Broker business to provide liquidity to its clients and customers and supply a source of secured financing for the Company. Equity Financing provides financing in all markets on a margin basis for customer purchases of equities and other capital markets products as well as securities lending and short-selling facilitation. The Prime Broker business also engages in full operations, clearing and processing services for that unit's customers.

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

    Fixed Income businesses include the following:

    GOVERNMENT AND AGENCY OBLIGATIONS. Lehman Brothers is one of the leading primary dealers in U.S. government securities, as designated by the Federal Reserve Bank of New York, participating in the underwriting and market-making of U.S. Treasury bills, notes and bonds, and securities of federal agencies. The Company and its affiliates are also market-makers in the government securities of all G7 countries, and participate in other major European and Asian government bond markets.

    CORPORATE DEBT SECURITIES. Lehman Brothers makes markets in fixed and floating rate investment grade debt worldwide. The Company is also a major participant in the preferred stock market, managing numerous offerings of long-term and perpetual preferreds and auction rate securities.

    HIGH YIELD SECURITIES AND LEVERAGED BANK LOANS. The Company also makes markets in non-investment grade debt securities and bank loans. Lehman Brothers provides "one-stop" leveraged financing solutions for corporate and financial acquirers and high yield issuers, including multi-tranche, multi-product acquisition financing. The Company remains one of the leading investment banks in the syndication of leveraged loans.

    MONEY MARKET PRODUCTS. Lehman Brothers holds leading market positions in the origination and distribution of medium-term notes and commercial paper. The Company is an appointed dealer for commercial paper programs on behalf of companies and government agencies worldwide.

    MORTGAGE AND ASSET-BACKED SECURITIES. The Company is a leading underwriter of and market-maker in residential and commercial mortgage- and asset-backed securities and is active in all areas of secured lending, structured finance and securitized products. Lehman Brothers underwrites and makes markets in the full range of U.S. agency-backed mortgage products, mortgage-backed securities, asset-backed securities and whole loan products. It is a leader in the global market for mortgage and asset-backed securities, leases, mortgages, multi-family financing and commercial loans.

    MUNICIPAL AND TAX-EXEMPT SECURITIES. Lehman Brothers is a major dealer in municipal and tax-exempt securities, including general obligation and revenue bonds, notes issued by states, counties, cities, and state and local governmental agencies, municipal leases, tax-exempt commercial paper and put bonds.

    FINANCING. The Company's Financing unit engages in three primary functions: managing the Company's matched book activities, supplying secured financing to customers, and providing funding for the Company's activities. Matched book funding involves borrowing and lending cash on a short-term basis to institutional customers collateralized by marketable securities, typically government or government agency securities. The Company enters into these agreements in various currencies and seeks to generate profits from the difference between interest earned and interest paid. The Financing unit works with the Company's institutional sales force to identify customers that have cash to invest and/or securities to pledge to meet the financing and investment objectives of the Company and its customers. Financing also coordinates with the Company's Treasury area to provide collateralized financing for a large portion of the Company's securities and other financial instruments owned. In addition to its activities on behalf of its U.S. clients and customers, the Company and its affiliates are major participants in the European and Asian repurchase agreement markets, providing secured financing for the Company's customers in those regions.

    FIXED INCOME DERIVATIVES. The Company and its affiliates offer a broad range of derivative product services in all major currencies on a 24-hour-per-day global basis. Derivatives professionals are integrated into all of the Company's fixed income areas in response to the worldwide convergence of the cash and derivative markets.

    FOREIGN EXCHANGE. The global foreign exchange operations of Lehman Brothers and its affiliates provide market access and liquidity in all currencies for spot, forward and over-the-counter options markets on a 24-hour-per-day basis. Lehman Brothers offers its customers superior execution, market intelligence, analysis and hedging capabilities, utilizing foreign exchange as well as foreign exchange options and derivatives. Lehman Brothers and its affiliates also provide advisory services to central banks, corporations, and investors worldwide, structuring innovative products to fit their specific needs. The Company makes extensive use of its worldwide macroeconomics research to advise clients on the appropriate strategies to minimize interest rate and currency risk.

    GLOBAL DISTRIBUTION

    Lehman Brothers' institutional sales organizations encompass distinct global sales forces that have been integrated into the Fixed Income and Equities businesses to provide investors with the full array of products and research offered by the Company. Lehman Brothers has a strategic alliance with Fidelity Investments that provides the Company access to Fidelity's retail brokerage customers and a distribution channel for new issue and secondary products and research to individual investors on-line. During 2000, the Company entered into similar alliances with FINECO Online in Italy and Consors Discount-Broker in

Germany. Lehman Brothers also formed an alliance with ANZ Investment Bank to provide capital markets access to their institutional clients in Australia and New Zealand.

    EQUITY SALES. Lehman Brothers' institutional Equity sales force provides an extensive range of services to institutional investors. The Equity sales organization focuses on developing long-term relationships through a comprehensive understanding of customers' investment objectives, while providing proficient execution and consistent liquidity in a wide range of global equity securities and derivatives.

    FIXED INCOME SALES. The Company's Fixed Income sales force is one of the most productive in the industry, serving the investing and liquidity needs of major institutional investors. Employing a relationship management approach that provides superior information flow and product opportunities for the Company's customers, the Fixed Income sales organization covers the major share of the buying power in the global fixed income markets.

    RESEARCH

    EQUITY RESEARCH. The Equity Research department is integrated with and supports the Company's investment banking, sales and trading activities. To ensure in-depth expertise within various markets, Equity Research has established regional teams on a worldwide basis that are staffed with industry and strategy specialists.

    FIXED INCOME RESEARCH. Fixed Income research at Lehman Brothers encompasses the full range of research disciplines: quantitative, economic, strategic, credit, portfolio, relative value and market-specific analysis. Fixed Income research is integrated with the Company's investment banking, sales and trading activities. The department's specialists provide expertise in U.S., European and Asian government and agency securities, derivatives, sovereign issues, corporate securities, high yield, asset- and mortgage-backed securities, real estate, emerging market debt and municipal securities.

CLIENT SERVICES

    Client Services includes the Company's Private Client Services group, a retail-based organization which primarily serves the investment needs of wealthy individuals, and its Private Equity Division, which manages assets through a series of private equity funds.

    PRIVATE CLIENT SERVICES

    The Company's Private Client Services group serves the investment needs of private investors with substantial assets as well as mid-sized institutional accounts worldwide. Among other services, investment professionals provide their clients with direct access to fixed income, equity, foreign exchange and derivative products, as well as the Company's research and execution capabilities, thereby serving as a valuable extension of the Company's institutional sales force. In October 2000, Lehman Brothers acquired SG Cowen's high-net-worth group of 92 investment representatives.

    The Company also provides asset management services, including Investment Consulting Services, a wrap-fee series of third party managed products, management of multiple manager funds onshore and offshore and a managed futures advisory business. The Company also has dealer agreements with a large number of mutual fund families.

    PRIVATE EQUITY

    The Company currently has over $1.2 billion (and affiliates of the Company have an additional $3.3 billion) in Private Equity assets under management in four areas: Merchant Banking, Venture Capital, Communications and Real Estate. The primary goal of each area is to make investments that provide superior returns to investors, including institutions, high-net-worth individuals, the Company and certain employees of the Company and its affiliates.

    MERCHANT BANKING. Lehman Brothers' merchant banking activities include making principal investments in established companies worldwide, often in partnership with clients of the Company, and managing these investments until they are realized. The group partners with proven operating teams which have a compelling business strategy or vision, with the aim of deriving long-term value for our investors.

    VENTURE CAPITAL. Lehman Brothers and its affiliates manage investments in venture capital via their North American and European focused venture capital funds. The primary investment objective of the venture capital activities is to make growth-oriented equity or equity-related investments in privately held companies. Specifically, the venture capital funds focus on investing in companies capable of turning innovative technology and management solutions into successful businesses. Accordingly, investment preference is not confined to particular industries, but instead is directed to any industry capable of rapid growth through the provision of innovative technology and/or services.

    COMMUNICATIONS. Lehman Brothers Communications Partners, an affiliate, raised and closed an $800 million fund in 2000. The Communications Fund seeks to invest in early stage, growth-oriented communications service providers. This is the first industry-focused fund Holdings has raised, and it will leverage the expertise and contacts of Lehman Brothers' Communications/Media Investment Banking Group.

    REAL ESTATE. Affiliates of Lehman Brothers have closed on $590 million of commitments to a real estate fund as of November 30, 2000. This fund is focused on making equity investments in properties, real estate companies and related service businesses.

    Commitments for all of the private equity funds are raised in private placements not requiring registration under the Securities Act of 1933.

TECHNOLOGY AND E-COMMERCE

    The Company is committed to developing a technology platform to deliver a full range of capital markets information and services to its institutional and high-net-worth client base. The e-Commerce Committee, which brings together senior management from all of the Company's global business areas, has developed the Company's overall e-commerce strategy, approves all e-commerce investments and provides a forum to share e-commerce knowledge and new developments across the Company's businesses and geographies. The Company's e-commerce strategy focuses on client and markets connectivity, content and strategic ventures. During 2000, Lehman Brothers rolled out its integrated client web site, LehmanLIVE. The Company also played a leading role in the advent of e-syndicates in the Fixed Income area, co-lead-managing the first such deal; to date over $50 billion of new issue bonds have been co-lead-managed by the Company in this format. Lehman Brothers has made many strategic investments and is a participant in a number of institutional trading networks. Notable investments include TradeWeb, Market Axess and Securities.Hub in Fixed Income, and TheMarkets.com in Equities. Additionally, Lehman Brothers supported the global expansion of NASDAQ with an investment in its U.S. and Japanese ventures.

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

RISK MANAGEMENT

    As a leading global investment banking company, risk is an inherent part of the Company's businesses. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. Lehman Brothers has developed policies and procedures to identify, measure and monitor each of the risks involved in its trading, brokerage and investment banking activities on a global basis. The principal risks of Lehman Brothers are market, credit, liquidity, legal and operational risks. As part of the Company's customer-flow activities, Lehman Brothers takes positions in interest rates, foreign exchange, and various securities, derivatives and commodities. Although the Company seeks to mitigate risk associated with such positions through hedging activities, consistent with its expectations of future events, it is subject to the risk that actual market events may differ from the Company's expectations, which may result in losses associated with such positions.

    Lehman Brothers has developed a control infrastructure to monitor and manage each type of risk on a global basis throughout the Company. A full description of the Company's Risk Management procedures is contained in "Management's Analysis of Results of Operations--Risk Management" on pages 16-19 hereof, and is incorporated herein by reference.

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

    The financial services industry has become considerably more concentrated as numerous securities firms have either ceased operations or have been acquired by or merged into other firms. In addition, several small and specialized securities firms have been successful in raising significant amounts of capital for their merger and acquisition activities and merchant banking investment vehicles and for their own accounts. These developments have increased competition from other firms, many of whom have significantly greater equity capital than the Company. Recent legislative and regulatory changes in the United States allow commercial banks to enter businesses previously limited to investment banks, and several combinations between commercial banks and investment banks have occurred, which may further increase competition.

REGULATION

    The securities industry in the United States is subject to extensive regulation under both federal and state laws. LBI and certain other subsidiaries of Holdings are registered as broker-dealers and investment advisors with the Securities and Exchange Commission (the "SEC") and as such are subject to regulation by the SEC and by self-regulatory organizations, principally the NASD and national securities exchanges such as the New York Stock Exchange, which has been designated by the SEC as LBI's primary regulator, and the Municipal Securities Rulemaking Board. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. LBI is a registered broker-dealer in all 50 states, the District of Columbia and the Commonwealth of Puerto Rico. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings, which may result in censure, fine, the issuance of cease-and-desist orders or suspension or expulsion of a broker-dealer or an investment advisor, its officers or employees.

    LBI is also registered with the Commodity Futures Trading Commission (the "CFTC") as a futures commission merchant and is subject to regulation as such by the CFTC and various domestic boards of trade and other commodity exchanges. The Company's U.S. commodity futures and options business is also regulated by the National Futures Association, a not-for-profit membership corporation which has been designated as a registered futures association by the CFTC.

    The Company believes that it is in material compliance with the regulations described herein.

CAPITAL REQUIREMENTS

    LBI is subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by regulatory and exchange authorities. Reference is made to Note 5 of Notes to Consolidated Financial Statements on page F-18 hereof.

EMPLOYEES

    As of November 30, 2000, LBI employed approximately 7,600 persons. The Company considers its relationship with its employees to be good.

ITEM 2. PROPERTIES

    The Company's headquarters occupy approximately 1.1 million square feet of space at 3 World Financial Center in New York, New York, which the Company and Holdings occupy under a tenancy-in-common arrangement with American Express Company and various American Express Company subsidiaries. Approximately 78,000 square feet of the Company's space at Three World Financial Center has been subleased to a third-party tenant.

    The Company's headquarters also include leased space at One World Financial Center and at One World Trade Center in New York. Located in the same office complex as Three World Financial Center, the One World Financial Center space will ultimately consist of approximately 700,000 square feet, of which the Company currently occupies 100,000 square feet. Approximately 90,000 square feet will be occupied during 2001, and 510,000 square feet will be occupied in stages beginning in 2004. The lease terms at One World Financial Center expire at various dates from December 2015 through 2024, with the exception of a lease for 140,000 square feet, which expires in 2006. The space at One World Trade Center consists of approximately 115,000 square feet with a lease expiration date in 2015.

    Holdings leases approximately 400,000 square feet at 101 Hudson Street in Jersey City, New Jersey (the "Operations Center"), of which approximately 67,000 square feet has been subleased to a third-party tenant. The Operations Center is used by systems, operations, and certain administrative personnel. The lease term expires in 2011.

    Facilities occupied by the Company and its subsidiaries are believed to be adequate for the purposes for which they are currently used and are well maintained.

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

    Although there can be no assurance as to the ultimate outcome, the Company has denied, or believes it has a meritorious defense and will deny, liability in all significant cases pending against it including the matters described below, and intends to defend vigorously each such case, and based on information currently available and established reserves, the Company believes that the eventual outcome of the actions against it, including the matters described below, will not, in the aggregate, have a material adverse effect on the consolidated financial position or results of operations of the Company.

ACTIONS RELATING TO THE SALES AND MARKETING OF LIMITED PARTNERSHIPS

    Under the terms of an agreement between American Express and Holdings, American Express has agreed to indemnify Holdings for liabilities which it may incur in connection with any action relating to any business conducted by The Balcor Company, a former Holdings subsidiary ("Balcor"), in which Holdings is named as a parent company or control person of Balcor. Holdings believes that the allegations in the action described below are covered by this indemnity.

    BRUSS, ET AL. V. LEHMAN BROTHERS INC., ET AL. On January 25, 1999, a purported class action complaint was filed in the Superior Court of New Jersey, Law Division: Essex County, on behalf of investors in certain specified limited partnerships sponsored by Balcor and sold by various entities, including, among others, retail branches formerly owned by LBI and certain of its affiliates. After dismissal of Plaintiffs' original complaint in September, 1999, Plaintiffs filed an amended complaint on November 30, 1999. That complaint names as defendants LBI, various affiliates of LBI, Smith Barney Holdings, Inc., Balcor, a number of Balcor-originated limited partnerships and an individual and entities affiliated with Balcor. The complaint alleges claims in connection with the marketing, sale and operation of the limited partnerships for common law fraud and deceit, equitable fraud, negligent misrepresentation, and violation of certain New Jersey statutes relating to the sale of securities. The complaint seeks compensatory damages for lost principal and interest, general damages and punitive damages, and costs and attorneys' fees. LBI has moved to dismiss the amended complaint.

LEHMAN BROTHERS COMMERCIAL CORPORATION AND LEHMAN BROTHERS SPECIAL
FINANCING INC. V. MINMETALS INTERNATIONAL NON-FERROUS METALS TRADING COMPANY

    On November 15, 1994, a Holdings subsidiary, Lehman Brothers Commercial Corporation ("LBCC"), and a Lehman Brothers subsidiary, Lehman Brothers Special Financing Inc. ("LBSF"), commenced an action against Minmetals International Non-Ferrous Metals Trading Company ("Minmetals") and China National Metals and Minerals Import and Export Company ("CNM") in the United States District Court for the Southern District of New York alleging breach of contract against Minmetals and breach of guarantee against CNM. The litigation arose from the refusal by Minmetals and CNM to honor their obligations with respect to certain foreign exchange and swap transactions. LBCC and LBSF seek to recover approximately $52.5 million from Minmetals and/or CNM. Minmetals filed counterclaims against Lehman entities based on violations of federal securities and commodities laws and rules, and theories of fraud, breach of fiduciary duty and conversion. Discovery is complete; no trial date has been set.

AIA HOLDING SA ET AL. V. LEHMAN BROTHERS INC. AND BEAR STEARNS & CO., INC.

    On July 9, 1997, LBI was served with a complaint in the United States District Court for the Southern District of New York in which 277 named plaintiffs assert 24 causes of action against LBI and Bear Stearns & Co., Inc. The amount of damages claimed is unspecified. The claims arise from the activities of an individual named Ahmad Daouk, who was employed by an introducing broker which introduced accounts to LBI between 1988 and 1992. Daouk allegedly perpetrated a fraud upon the claimants, who are mostly investors of Middle Eastern origin, and the complaint alleges that LBI breached various contractual and common law duties owed to the investors. On March 27, 1998, the District Court dismissed without prejudice 18 of the 24 counts pleaded in the complaint. On July 3, 1998 the plaintiffs served their First Amended Complaint containing 18 causes of action against LBI and/or Bear Stearns. The Court has ordered the plaintiffs divided into 14 groups of 20 for trial purposes. No trial date has been set.

MCNAMARA ET AL. V. BRE-X MINERALS LTD. ET AL.

    On July 25, 1997, an Amended Class Action Complaint was filed in the United States District Court for the Eastern District of Texas against 16 defendants, including LBI, which seeks unspecified compensatory damages, interest, costs and attorneys' fees on behalf of purchasers of Bre-X common stock and/or Bresea common stock. The Complaint raises claims under the federal securities laws and the common law of fraud and negligent misrepresentation. The Complaint's stated basis for naming LBI is that one of its securities analysts published research on Bre-X. On January 6, 1999, the Court dismissed the claims of Canadian plaintiffs who bought their shares on Canadian exchanges. On July 13, 1999, the District Court dismissed the case against LBI and certain other defendants. The plaintiffs filed a Third Amended Complaint, and then a Fourth Amended Complaint, which was filed on June 14, 2000. A motion to dismiss that Complaint is pending.

HAROLD GILLET, ET AL. V. GOLDMAN SACHS & CO., ET AL.; YAKOV PRAGER, ET AL. V. GOLDMAN, SACHS & CO., ET AL.; DAVID HOLZMAN, ET AL. V. GOLDMAN, SACHS & CO., ET AL.

    Beginning in November 1998, three class actions were filed in the United States District Court for the Southern District of New York against in excess of 25 underwriters of initial public offering ("IPO") securities, including LBI. Plaintiffs, alleged purchasers of securities issued in certain IPOs, seek compensatory and injunctive relief for alleged violations of the antitrust laws based on the theory that the defendants fixed and maintained fees for underwriting certain IPO securities at supra-competitive levels. On March 15, 1999, plaintiffs filed a Consolidated Amended Complaint. By order dated
November 17, 1999, a fourth purported class action, also brought on behalf of purchasers, was consolidated with the existing actions.

    By memorandum and order dated February 9, 2001 (the "Order"), the Court granted defendants' motion to dismiss the Consolidated Amended Complaint and denied plaintiffs' request for leave to file a Second Amended Complaint. In the Order, the Court concluded that the purchaser plaintiffs lacked standing under the antitrust laws to assert the claims. The Court indicated in the Order that its decision did not apply to any claims brought on behalf of issuers of IPO securities.

    On October 13, 2000, a related case was filed in the United States District Court for the Southern District of New York by a bankrupt issuer of IPO securities. That case, WEINMAN V. SALOMON SMITH BARNEY, ET AL., does not name LBI as a defendant. However, another related case, entitled CHS ELECTRONICS, INC. V. CREDIT SUISSE FIRST BOSTON CORP., ET AL., was transferred to the Southern District of New York from the United States District Court for the Southern District of Florida by order dated December 20, 2000. The CHS ELECTRONICS case (discussed below) is brought by a bankrupt issuer of securities and names LBI, among others, as a defendant. The Order did not dispose of the CHS ELECTRONICS or WEINMAN cases, which are still pending.

CHS ELECTRONICS, INC. V. CREDIT SUISSE FIRST BOSTON CORP., ET AL.

    On August 3, 2000, a class action was filed in the United States District Court for the Southern District of Florida against 18 underwriters of IPO securities, including LBI. Plaintiff, a bankrupt issuer of IPO securities, seeks the same relief, based on the same theories, as in the GILLET case above. With consent of the parties, the case was transferred, by order dated January 4, 2001, to the United States District Court for the Southern District of New York. By order dated January 12, 2001, the case was consolidated with the GILLET case.

MEXPO, S.A. V. LEHMAN BROTHERS INC., ET AL.

    In August 1999, Mexpo, S.A. filed an arbitration claim with the National Association of Securities Dealers, naming as respondents LBI, Lehman Brothers International (Europe), Lehman Brothers Securities, Holdings, and Lehman Brothers Global Finance Limited. Mexpo alleges that respondents engaged in unauthorized transactions, made unsuitable recommendations, failed to follow client instructions and engaged in deceptive conduct in connection with Mexpo's trading in emerging markets bonds, structured notes and other securities. The legal claims asserted by Mexpo include various common law contractual and tort claims as well as alleged violations of federal securities and commodities laws. Mexpo seeks $28 million in compensatory damages, plus punitive damages, interest, attorneys' fees and costs. A hearing is scheduled to start in May 2001.

ISLAND VENTURE CORPORATION, ET AL. V. LEHMAN BROTHERS INC. AND LEHMAN BROTHERS
  SECURITIES ASIA, LTD.

    On February 9, 2001, Island Venture Corporation, Continental Resources Corporation, Recola Investment Corporation, Grand Concord Corporation and Goodwell Industrial Corporation filed a First Amended Complaint in the United States District Court for the District of New Jersey against LBI and Lehman Brothers Securities Asia, Ltd. The complaint arises in connection with the plaintiffs' purchase of various promissory notes issued by Indonesian companies in 1997 and upon which the issuers have defaulted. It also asserts claims relating to an alleged unauthorized liquidation for $8.5 million of a $10 million Asia Investment Grade Default Note ("Basket Note") issued by Lehman Brothers Holdings PLC. The complaint seeks rescission and damages under various common law theories of mutual mistake, breach of contract, breach of fiduciary duty, negligence, negligent misrepresentation and constructive fraud, as well as asserting claims under Section 10(b) of the Securities Exchange Act of 1934. The plaintiffs seek to recover damages of approximately $60 million on all the notes they purchased and the difference between the liquidation price and the face value of the Basket Note plus lost coupon payments. The plaintiffs served the complaint on LBI on February 22, 2001, but have not yet served Lehman Brothers Securities Asia, Ltd.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Pursuant to General Instruction I of Form 10-K, the information required by
Item 4 is omitted.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

    All of the outstanding Common Stock, par value $0.10 per share, of the Company is owned by Holdings. For information on payment of dividends by the Company during the two most recent fiscal years, see Note 11 of Notes to Consolidated Financial Statements on pages F-30 and F-31 hereof, which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

    Pursuant to General Instruction I of Form 10-K, the information required by
Item 6 is omitted.

ITEM 7. MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

    Pursuant to General Instruction I of Form 10-K, set forth on the following pages is Management's Analysis of Results of Operations for the twelve months ended November 30, 2000, November 30, 1999, and November 30, 1998. Such information should be read in conjunction with the Consolidated Financial Statements of the Registrant and its Subsidiaries together with the Notes thereto contained on pages F-1 to F-33 hereof.

                 MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    Some of the statements contained in this Management's Analysis of Results of Operations, including those relating to the Company's strategy and other statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements are not historical facts but instead represent only the Company's expectations, estimates and projections regarding future events. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include market, credit or counterparty, liquidity, legal and operational risks. Market risks include changes in interest and foreign exchange rates and securities valuations, global economic and political trends and industry competition. The Company's actual results and financial condition may differ, perhaps materially, from the anticipated results and financial condition in any such forward-looking statements. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

    The Company reported net income of $1,134 million in 2000, $696 million in 1999 and $575 million in 1998.

    NET REVENUES

    Net revenues were $4,735 million in 2000, $3,478 million in 1999 and $2,899 in 1998. The 36% increase in net revenues in 2000 reflects the continued successful execution of the Company's overall strategy to grow its high margin businesses and at the same time, maintain a strict discipline with regard to its expenses and risk management.

    The Company is segregated into the following three business segments (each of which are described below): Investment Banking, Capital Markets and Client Services. Each segment represents a grouping of activities and products with similar characteristics. These business activities result in revenues from both institutional and high-net-worth retail clients which are recognized across different revenue categories contained in the Company's Consolidated Statement of Income. (Net revenues by segment also contain certain internal allocations, including funding costs, which are centrally managed.)

TWELVE MONTHS ENDED NOVEMBER 30, 2000

                                            PRINCIPAL TRANSACTIONS,
                                                COMMISSIONS AND
                                                 NET INTEREST         INVESTMENT BANKING    OTHER      TOTAL
                                            -----------------------   ------------------   --------   --------
                                                                      (IN MILLIONS)
Investment Banking........................                                  $1,609                     $1,609
Capital Markets...........................           $2,441                                 $  23       2,464
Client Services...........................              625                      5             32         662
                                                     ------                 ------          -----      ------
    Total.................................           $3,066                 $1,614          $  55      $4,735
                                                     ======                 ======          =====      ======

TWELVE MONTHS ENDED NOVEMBER 30, 1999

                                            PRINCIPAL TRANSACTIONS,
                                                COMMISSIONS AND
                                                 NET INTEREST         INVESTMENT BANKING    OTHER      TOTAL
                                            -----------------------   ------------------   --------   --------
                                                                      (IN MILLIONS)
Investment Banking........................                                  $1,135                     $1,135
Capital Markets...........................           $1,894                                 $   5       1,899
Client Services...........................              439                     (7)            12         444
                                                     ------                 ------          -----      ------
    Total.................................           $2,333                 $1,128          $  17      $3,478
                                                     ======                 ======          =====      ======

TWELVE MONTHS ENDED NOVEMBER 30, 1998

                                            PRINCIPAL TRANSACTIONS,
                                                COMMISSIONS AND
                                                 NET INTEREST         INVESTMENT BANKING    OTHER      TOTAL
                                            -----------------------   ------------------   --------   --------
                                                                      (IN MILLIONS)
Investment Banking........................                                  $1,096                     $1,096
Capital Markets...........................           $1,296                                 $   7       1,303
Client Services...........................              405                     60             35         500
                                                     ------                 ------          -----      ------
    Total.................................           $1,701                 $1,156          $  42      $2,899
                                                     ======                 ======          =====      ======

    The following discussion provides an analysis of the Company's net revenues for the periods above.

    INVESTMENT BANKING This segment's net revenues result from fees earned by the Company for underwriting public and private offerings of fixed income and equity securities, and advising clients on merger and acquisition activities and other services. Investment Banking's net revenues increased 42% in 2000 to $1,609 million from $1,135 million in 1999 and $1,096 million in 1998, due principally to an increase in equity underwriting activities and merger and acquisition advisory activities. This increase in net revenues reflects the progress the Company has made in its strategy to build its global investment banking franchise.

INVESTMENT BANKING NET REVENUES:

                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
Equity Underwriting.........................................   $  557     $  286     $  237
Debt Underwriting...........................................      481        527        470
Merger and Acquisition Advisory.............................      571        322        389
                                                               ------     ------     ------
                                                               $1,609     $1,135     $1,096
                                                               ======     ======     ======

    Equity underwriting revenues increased 95% to $557 million driven by increased issuances as well as the Company's improvement in lead-managed equity issuances and corresponding improvement in competitive ranking per Thompson Financial Securities Data Corp. ("TFSD"). Merger and acquisition advisory revenues increased 77% to a record $571 million in 2000. These record results were driven, in part, by an increase in the Company's global market share for completed mergers and acquisition transactions from 7.6% in 1999 to 9.8% in 2000, per TFSD.

    Debt underwriting revenues decreased 9% to $481 million as a result of challenging market conditions as rising interest rates led to decreased underwriting volume across most fixed income products, most notably in the high yield market where spreads were at their widest levels since 1991. Overall market volumes for global debt underwriting and high yield issuances in 2000 were down 14% and 52%, respectively, according to TFSD.

    CAPITAL MARKETS This segment's net revenues reflect institutional flow activities and secondary trading and financing activities related to a broad spectrum of equity and fixed income products. These products include a wide range of cash, derivative, secured financing and structured instruments.

CAPITAL MARKETS NET REVENUES:

                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
Equities....................................................   $1,360     $  791     $  262
Fixed Income................................................    1,104      1,108      1,041
                                                               ------     ------     ------
                                                               $2,464     $1,899     $1,303
                                                               ======     ======     ======

    Capital Markets' net revenues were $2,464 million for 2000, $1,899 million for 1999 and $1,303 million for 1998. The 30% increase in net revenues in 2000 is primarily attributable to a significant increase in customer flow activity as overall transaction volumes almost doubled 1999 levels.

    Net revenues from the equity component of Capital Markets increased 72% to $1,360 million from $791 million in 1999. This performance reflects the success of the continued development of the Company's equity franchise, a key component of the Company's strategic focus on building high margin businesses. Revenues benefited from strong customer flow activity across all equity products and regions, in particular equity derivative and cash products. Also contributing to the increase were higher revenues related to the Company's Private Equity Investments.

    Net revenues from the fixed income component of Capital Markets remained relatively unchanged in 2000 compared to 1999. The difficult fixed income environment during 2000 was characterized by widening credit spreads resulting from ongoing credit concerns. These concerns led many institutional investors toward more liquid types of fixed income products, such as government and mortgage-backed securities.

    CLIENT SERVICES Client Services net revenues reflect earnings from the Company's private client and private equity businesses. Private client net revenues reflect the Company's high-net-worth retail customer flow activities. Private equity net revenues include the management and incentive fees earned in the Company's role as general partner for private equity banking partnerships.

CLIENT SERVICES NET REVENUES:

                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
Private Client..............................................    $651       $449       $428
Private Equity..............................................      11         (5)        72
                                                                ----       ----       ----
                                                                $662       $444       $500
                                                                ====       ====       ====

    Client Services' net revenues for 2000 were $662 million compared to $444 million for 1999 and $500 million for 1998. The 49% increase in 2000 was driven by record customer activity as the Company successfully increased the headcount and productivity of its investment representatives. In October of 2000, the Company acquired SG Cowen's high-net-worth group of 92 investment representatives. This, combined with the Company's own hiring initiatives, increased the number of investment representatives to approximately 450 as of November 30, 2000. This growth is part of the Company's strategic expansion of its high margin businesses. In addition, Private Equity management fees increased in 2000 due to the start up of several new investment partnerships.

    NON-INTEREST EXPENSES

    Non-interest expenses in 2000 totaled $3,118 million, up 26% over 1999's non-interest expenses of $2,465 million. The increase in non-interest expenses was more than offset by the 36% increase in net revenues highlighting the Company's continued disciplined approach to expense management. This ongoing focus on expenses is a key attribute of the Company's strategic objective of increasing pretax operating margins. Nonpersonnel expenses as a percentage of net revenues decreased to 17.2% in fiscal 2000 from 20.2% in 1999.

                                                                   TWELVE MONTHS ENDED
                                                                       NOVEMBER 30
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
Compensation and benefits...................................   $2,304     $1,764     $1,445
Nonpersonnel................................................      814        701        607
                                                               ------     ------     ------
    Total non-interest expenses.............................   $3,118     $2,465     $2,052
                                                               ------     ------     ------
Compensation and benefits/Net revenues......................     48.7%      50.7%      49.8%
Nonpersonnel expenses/Net revenues..........................     17.2%      20.2%      20.9%
                                                               ======     ======     ======

    Compensation and benefits expense as a percentage of net revenues decreased to 48.7% compared to 50.7% in 1999. Compensation and benefits expense includes the cost of salaries, incentive compensation and employee benefit plans as well as the amortization of deferred stock compensation awards.

    INCOME TAXES

    The Company's 2000 income tax provision of $483 million represented a 30% effective tax rate. In 1999 and 1998, income tax provisions were $317 million and $272 million, respectively, resulting in effective tax rates of 31% in 1999 and 32% in 1998. The effective tax rate decreased in 2000 primarily due to a decrease in the state and local effective tax rate. Additional information about the Company's income taxes can be found in Note 7 to the Consolidated Financial Statements.

RISK MANAGEMENT

    As a leading global investment banking company, risk is an inherent part of the Company's businesses. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. The Company has developed policies and procedures to identify, measure and monitor each of the risks involved in its trading, brokerage and investment banking activities on a global basis. The principal risks of the Company are market, credit, liquidity, legal and operational risks. Risk Management is considered to be of paramount importance. Consequently, the Company devotes significant resources across all of its worldwide trading operations to the measurement, management and analysis of risk, including investments in personnel and technology.

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

    Overall risk management policy is established by a Risk Management Committee (the "Committee") comprised of the Chief Executive Officer, the Global Risk Manager, the Chief Financial Officer, the Chief Administrative Officer and the Heads of Capital Markets and Investment Banking. The Committee brings together senior management with the sole intent of discussing risk-related issues and provides an effective forum for managing risk at the highest levels within the Company. The Committee meets on a monthly basis, or more frequently if required, to discuss, among other matters, significant market exposures, concentrations of positions (e.g., counterparty, market risk), potential new transactions or positions and risk limit exceptions.

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

    The CRM Department manages the credit exposure related to trading activities by giving initial credit approval for counterparties, establishing credit limits by counterparty, country and industry group and by requiring collateral in appropriate circumstances. In addition, the CRM Department strives to ensure that master netting agreements are obtained whenever possible. The CRM Department also considers the duration of transactions in making its credit decisions, along with the potential credit exposure for complex derivative transactions. The CRM Department is responsible for the continuous monitoring and review of counterparty credit exposure and creditworthiness and recommending valuation adjustments where appropriate. Credit limits are reviewed periodically to ensure that they remain appropriate in light of market events or the counterparty's financial condition.

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

    The Company is a significant intermediary in the global equity markets through its market-making in U.S. and non-U.S. equity securities, including common stock, convertible debt, exchange-traded and OTC equity options, equity swaps and warrants. These activities expose the Company to market risk as a result of price and volatility changes in its equity inventory. Inventory holdings are also subject to market risk resulting from concentrations and liquidity that may adversely impact market valuation. Equity market risk is actively managed through the use of index futures, exchange-traded and OTC options, swaps and cash instruments.

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

    VALUE-AT-RISK

    For purposes of Securities and Exchange Commission ("SEC") risk disclosure requirements, the Company discloses an entity-wide value-at-risk for virtually all of its trading activities. In general, value-at-risk measures potential loss of revenues at a given confidence level over a specified time horizon. Value-at-risk over a one-day holding period measured at a 95% confidence level implies that potential loss of daily trading revenue will be at least as large as the value-at-risk amount on one out of every 20 trading days.

    The Company's methodology estimates a reporting day value-at-risk using actual daily trading revenues over the previous 250 trading days. This estimate is measured as the loss, relative to the median daily trading revenue. The Company also estimates an average value-at-risk measure over 250 rolling reporting days, thus looking back a total of 500 trading days.

    The Company's average value-at-risk for each component of market risk, and in total was as follows (in millions):

                                                                2000       1999
                                                              --------   --------
Interest rate risk..........................................   $10.6      $14.5
Equity price risk...........................................    10.2       10.3
Foreign exchange risk.......................................     0.7        1.7
Diversification benefit.....................................    (7.0)      (6.5)
                                                               -----      -----
Total Company...............................................   $14.5      $20.0
                                                               =====      =====

    During 2000, the Company's value-at-risk varied from a high of $16.7 million to a low of $13.1 million. During 1999, the Company's value-at-risk varied from a high of $22.7 million to a low of $13.3 million.

    Average value-at-risk decreased in 2000 compared to 1999 due to the effects on the 1999 value-at-risk related to the extreme market volatility during the August-October 1998 period.

    Value-at-risk is one measure of potential loss in trading revenues that may result from adverse market movements over a specified period of time with a selected likelihood of occurrence. As with all measures of value-at-risk, the Company's estimate has substantial limitations due to its reliance on historical performance, which is not necessarily a predictor of the future. Consequently, this value-at-risk estimate is only one of a number of tools the Company utilizes in its daily risk management activities.

    As discussed throughout the Management's Analysis, the Company seeks to reduce risk through the diversification of its businesses and a focus on customer flow activities. This diversification and focus, combined with the Company's risk management controls and processes, helps mitigate the net revenue volatility inherent in the Company's trading activities. Although historical performance is not necessarily indicative of future performance, the Company believes its focus on business diversification and customer flow activities should continue to help mitigate the volatility of future net trading revenues.

NEW ACCOUNTING DEVELOPMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires all derivatives to be recorded on the balance sheet at fair value. In June 1999, the FASB issued SFAS No. 137 which extended the implementation date of SFAS No. 133 by one year. In June 2000, the FASB issued SFAS No. 138, which amended SFAS 133. The Company will adopt SFAS 133 as amended on December 1, 2000 (Fiscal Year 2001).

    SFAS 133 will not affect the accounting for the Company's trading-related derivative activities, as such derivatives are already recognized on a mark-to-market basis through earnings. Rather, SFAS 133 will affect the accounting for derivatives utilized as hedging instruments as part of the Company's end-user activities. As an end user, the Company primarily utilizes derivatives to modify the interest rate characteristics of its long-term debt and secured financing activities ("end-user derivative activities"). The Company currently accounts for its end-user derivative activities on an accrual basis provided that the derivative is deemed a highly effective hedge. SFAS 133 generally will require the Company to recognize its end-user derivatives at fair value through earnings, with an offset recognized through earnings for changes in the fair value of the hedged item. Any ineffectiveness in a hedging relationship generally will require immediate earnings recognition. In addition to these changes, SFAS 133 will result in certain derivatives no longer qualifying for hedge accounting, requiring such derivatives to be marked-to-market through earnings without offset. Derivatives that will not qualify for hedge accounting under SFAS 133 include U.S. dollar and foreign currency basis swaps.

    The Company has devoted significant resources to prepare for the adoption of SFAS 133. The adoption of SFAS 133 will not have a material impact to the Company's financial position or results of operations.

    In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB No. 125." ("SFAS 140"). SFAS 140 carries over the fundamental control premise of SFAS No. 125, which requires an entity to recognize only assets it controls and to derecognize assets only when control has been surrendered. SFAS 140 amends the control framework of SFAS 125 by revising the criteria to be used for evaluating whether a financial asset is controlled and providing new criteria necessary to meet the definition of a Qualifying Special Purpose Entity ("QSPE"). A QSPE is a limited- purpose vehicle often used for asset securitizations.

    SFAS 140 will also change the accounting for collateral. SFAS 140 will no longer require entities to recognize controlled collateral as an asset on the balance sheet. Rather, SFAS 140 will require entities to separately classify financial assets owned and pledged as collateral. SFAS 140 also requires new disclosures for collateral and retained interests in securitizations.

    SFAS 140 has multiple effective dates. The accounting for new transfers of financial assets will begin after March 31, 2001 unless grandfathering provisions have been met. The collateral accounting and disclosure rules are effective for financial statements ending after December 15, 2000. The adoption of SFAS 140 is not expected to have a material impact to the Company's financial position or results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information under the caption "Management's Analysis of Results of Operations--Risk Management" on pages 17-19 hereof is incorporated herein by reference.

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

    3. Exhibits:

EXHIBIT NO.
-----------
         3.1            Restated Certificate of Incorporation of the Registrant
                        dated September 3, 1981 (incorporated by reference to
                        Exhibit 3.1 to the Registrant's Annual Report on Form 10-K
                        for the year ended December 31, 1987)

         3.2            Certificate of Amendment to Restated Certificate of
                        Incorporation of the Registrant dated May 11, 1984
                        (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended
                        December 31, 1988)

         3.3            Certificate of Amendment to Restated Certificate of
                        Incorporation of the Registrant, dated March 6, 1985
                        (incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the year ended
                        December 31, 1985)

         3.4            Certificate of Amendment to Restated Certificate of
                        Incorporation of the Registrant, dated August 31, 1987
                        (incorporated by reference to Exhibit 3.4 to the Registrant's Annual Report on Form 10-K for the year ended
                        December 31, 1987)

         3.5            Certificate of Amendment to Restated Certificate of
                        Incorporation of the Registrant, dated January 28, 1988
                        (incorporated by reference to Exhibit 3.5 to the Registrant's Annual Report on Form 10-K for the year ended
                        December 31, 1987)

         3.6            Certificate of Amendment to Restated Certificate of
                        Incorporation of the Registrant, dated July 19, 1990.
                        (incorporated by reference to Exhibit 3.6 to the Registrant's Annual Report on Form 10-K for the year ended
                        December 31, 1990)

         3.7            Certificate of Amendment to Restated Certificate of
                        Incorporation of the Registrant, dated August 2, 1993
                        (incorporated by reference to Exhibit 3 to the Registrant's
                        Quarterly Report on Form 10-Q for the quarter ended June 30,
                        1993)

         3.8            Certificate of Designations of Floating Rate Preferred
                        Stock, filed April 30, 1996 (incorporated by reference to
                        Exhibit 3.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996)

         3.9            By-Laws of the Registrant, amended as of January 30, 1997
                        (incorporated by reference to Exhibit 3.9 to the Registrant's Annual Report on Form 10-K for the year ended
                        December 31, 1996)

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

EXHIBIT NO.
-----------
        10.1            Agreement of Tenants-In-Common by and among American Express
                        Company, American Express Bank Ltd., American Express Travel
                        Related Services Company, Inc., Shearson Lehman Brothers
                        Inc., Shearson Lehman Government Securities, Inc. and
                        Shearson Lehman Commercial Paper Incorporated (incorporated by reference to Exhibit 10.1 of Lehman Brothers Holdings
                        Inc.'s Transition Report on Form 10-K for the eleven months ended November 30, 1994.)

          12 Computation in support of ratio of earnings to fixed charges*

          21            Pursuant to General Instruction I of Form 10-K, the list of the Registrant's Subsidiaries is omitted.

          23            Consent of Ernst & Young LLP*

          24            Powers of Attorney*

------------------------

* Filed herewith.

(b) Reports on Form 8-K.

    None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       LEHMAN BROTHERS INC.
                                                       (Registrant)

February 28, 2001                                      By:           /s/ JEFFREY A. WELIKSON
                                                            -----------------------------------------
                                                                       Jeffrey A. Welikson
                                                                      Senior Vice President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     SIGNATURES                                   TITLE                    DATE
                     ----------                                   -----                    ----
                                                       Chief Executive Officer and
              /s/ RICHARD S. FULD, JR.                    Chairman of the Board of
     -------------------------------------------            Directors (principal     February 28, 2001
                Richard S. Fuld, Jr.                         executive officer)

                 /s/ DAVID GOLDFARB                      Chief Financial Officer
     -------------------------------------------          (principal financial and   February 28, 2001
                   David Goldfarb                           accounting officer)

                /s/ ROGER S. BERLIND
     -------------------------------------------                 Director            February 28, 2001
                  Roger S. Berlind

              /s/ HOWARD L. CLARK, JR.
     -------------------------------------------                 Director            February 28, 2001
                Howard L. Clark, Jr.

                 /s/ FREDERICK FRANK
     -------------------------------------------                 Director            February 28, 2001
                   Frederick Frank

                /s/ HARVEY M. KRUEGER
     -------------------------------------------                 Director            February 28, 2001
                  Harvey M. Krueger

              /s/ SHERMAN R. LEWIS, JR.
     -------------------------------------------                 Director            February 28, 2001
                Sherman R. Lewis, Jr.

*By:         --------------------------------------
                       Jeffrey A. Welikson                                                 February 28, 2001
                       (ATTORNEY-IN-FACT)

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Auditors..............................     F-2
Consolidated Statement of Income for the Twelve Months Ended
  November 30, 2000, November 30, 1999, and November 30,
  1998......................................................     F-3
Consolidated Statement of Financial Condition at
  November 30, 2000 and November 30, 1999...................     F-4
Consolidated Statement of Changes in Stockholder's Equity
  for the Twelve Months Ended November 30, 2000,
  November 30, 1999, and November 30, 1998..................     F-6
Consolidated Statement of Cash Flows for the Twelve Months
  Ended November 30, 2000, November 30, 1999, and
  November 30, 1998.........................................     F-7
Notes to Consolidated Financial Statements..................     F-8

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholder of
Lehman Brothers Inc.

    We have audited the accompanying consolidated statement of financial condition of Lehman Brothers Inc. and Subsidiaries (the "Company") as of November 30, 2000 and 1999, and the related consolidated statements of income, changes in stockholder's equity, and cash flows for each of the three years in the period ended November 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lehman Brothers Inc. and Subsidiaries at November 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2000, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

New York, New York
January 4, 2001

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                                                   TWELVE MONTHS ENDED
                                                                       NOVEMBER 30
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
Revenues:
  Principal transactions....................................   $1,938     $1,487     $  717
  Investment banking........................................    1,614      1,128      1,156
  Commissions...............................................      686        477        406
  Interest and dividends....................................   16,501     12,904     15,308
  Other.....................................................       55         17         42
                                                               ------     ------     ------
    Total revenues..........................................   20,794     16,013     17,629
  Interest expense..........................................   16,059     12,535     14,730
                                                               ------     ------     ------
    Net revenues............................................    4,735      3,478      2,899
                                                               ------     ------     ------
Non-interest expenses:
  Compensation and benefits.................................    2,304      1,764      1,445
  Brokerage and clearance...................................      212        183        192
  Technology and communications.............................      192        162        170
  Business development......................................      120         80         77
  Professional fees.........................................       90         58         50
  Management fees...........................................       88        121         42
  Occupancy.................................................       57         40         47
  Other.....................................................       55         57         29
                                                               ------     ------     ------
    Total non-interest expenses.............................    3,118      2,465      2,052
                                                               ------     ------     ------
Income before taxes.........................................    1,617      1,013        847
Provision for income taxes..................................      483        317        272
                                                               ------     ------     ------
Net income..................................................   $1,134     $  696     $  575
                                                               ======     ======     ======

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                                  NOVEMBER 30
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                 (IN MILLIONS)
ASSETS
Cash and cash equivalents...................................  $  2,323   $  1,384

Cash and securities segregated and on deposit for regulatory
  and other purposes........................................     1,988      1,434

Securities and other financial instruments owned:
  Corporate equities........................................    21,278      9,144
  Governments and agencies..................................    18,101     21,603
  Mortgages and mortgage-backed.............................     8,328      8,457
  Corporate debt and other..................................     7,770      5,331
  Derivatives and other contractual agreements..............     5,285      5,249
  Certificates of deposit and other money market
    instruments.............................................     3,433      2,123
                                                              --------   --------
                                                                64,195     51,907
                                                              --------   --------
Collateralized short-term agreements:
  Securities purchased under agreements to resell...........    77,808     61,365
  Securities borrowed.......................................    18,876     11,243

Receivables:
  Brokers, dealers and clearing organizations...............     2,302      2,346
  Customers.................................................     4,302      2,922
  Others....................................................     7,511      5,920

Property, equipment and leasehold improvements (net of
  accumulated depreciation and amortization of $504 in 2000
  and $588 in 1999).........................................       318        280

Other assets................................................       417        261

Excess of cost over fair value of net assets acquired (net
  of accumulated amortization of $122 in 2000 and $115 in
  1999).....................................................       163        120
                                                              --------   --------
    Total assets............................................  $180,203   $139,182
                                                              ========   ========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

                                                                   NOVEMBER 30
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                              (IN MILLIONS, EXCEPT
                                                                   SHARE DATA)
LIABILITIES AND STOCKHOLDER'S EQUITY
Commercial paper and short-term debt........................  $    741    $    615
Securities and other financial instruments sold but not yet
  purchased:
  Governments and agencies..................................     8,542      10,237
  Derivatives and other contractual agreements..............     3,824       3,985
  Corporate debt and other..................................     2,909       1,218
  Corporate equities........................................     2,159       3,207
                                                              --------    --------
                                                                17,434      18,647
                                                              --------    --------

Collateralized short-term financing:
  Securities sold under agreements to repurchase............   105,611      76,587
  Securities loaned.........................................    24,082       9,809
Advances from Holdings and other affiliates.................    15,045      16,118
Payables:
  Brokers, dealers and clearing organizations...............     3,320       2,485
  Customers.................................................     4,058       5,535
Accrued liabilities and other payables......................     2,481       2,324
Long-term debt:
  Senior notes..............................................       207         186
  Subordinated indebtedness.................................     3,586       3,773
                                                              --------    --------
    Total liabilities.......................................   176,565     136,079
                                                              --------    --------

Commitments and contingencies

STOCKHOLDER'S EQUITY
  Preferred stock, $0.10 par value; 10,000 shares
    authorized; none outstanding
  Common stock, $0.10 par value; 10,000 shares authorized;
    1,006 shares issued and outstanding.....................
  Additional paid-in capital................................     1,683       1,684
  Accumulated other comprehensive income....................         2           2
  Retained earnings.........................................     1,953       1,417
                                                              --------    --------
    Total stockholder's equity..............................     3,638       3,103
                                                              --------    --------
    Total liabilities and stockholder's equity..............  $180,203    $139,182
                                                              ========    ========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                                                                   TWELVE MONTHS ENDED
                                                                       NOVEMBER 30
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
Additional paid-in capital
  Beginning balance.........................................   $1,684     $1,759     $1,756
  Capital contributions.....................................                              7
  Capital distributions.....................................       (1)       (75)        (4)
                                                               ------     ------     ------
Ending balance..............................................    1,683      1,684      1,759
                                                               ------     ------     ------
Accumulated other comprehensive income
  Beginning balance.........................................        2          3          3
  Foreign currency translation..............................                  (1)
                                                               ------     ------     ------
Ending balance..............................................        2          2          3
                                                               ------     ------     ------
Retained earnings
  Beginning balance.........................................    1,417        766        252
  Net income................................................    1,134        696        575
  Dividends.................................................     (598)       (45)       (61)
                                                               ------     ------     ------
Ending balance..............................................    1,953      1,417        766
                                                               ------     ------     ------
Total stockholder's equity..................................   $3,638     $3,103     $2,528
                                                               ======     ======     ======

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                               TWELVE MONTHS ENDED NOVEMBER 30
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
                                                                        (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $  1,134     $   696    $    575
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................        39          37          32
  Deferred tax provision (benefit)..........................       (83)       (150)          1
  Other adjustments.........................................        49          72          66
Net change in:
  Cash and securities segregated and on deposit.............      (554)       (525)        219
  Securities and other financial instruments owned..........   (12,288)     (5,962)     (6,968)
  Securities borrowed.......................................    (7,633)      3,517      (1,099)
  Receivables from brokers, dealers and clearing
    organizations...........................................        44        (192)        994
  Receivables from customers................................    (1,380)        226         726
  Securities and other financial instruments sold but not
    yet purchased...........................................    (1,213)       (386)      2,004
  Securities loaned.........................................    14,273       4,335      (2,290)
  Payables to brokers, dealers and clearing organizations...       835         255        (897)
  Payables to customers.....................................    (1,477)        995      (1,578)
  Accrued liabilities and other payables....................       135         624        (536)
  Other operating assets and liabilities, net...............    (1,675)       (886)     (1,859)
                                                              --------     -------    --------
    Net cash provided by (used in) operating activities.....    (9,794)      2,656     (10,610)
                                                              --------     -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of senior notes..........................                    (1)        (80)
Proceeds from issuance of subordinated indebtedness.........                   200         750
Principal payments of subordinated indebtedness.............      (192)       (559)       (963)
Net proceeds from (payments for) commercial paper and
  short-term debt...........................................       126          (1)       (124)
Resale agreements net of repurchase agreements..............    12,581       4,230       4,585
Increase (decrease) in advances from Holdings and other
  affiliates................................................    (1,073)     (5,442)      6,783
Capital contributions.......................................                                 7
Dividends and capital distributions paid....................      (598)       (120)        (65)
                                                              --------     -------    --------
    Net cash provided by (used in) financing activities.....    10,844      (1,693)     10,893
                                                              --------     -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold improvements,
  net.......................................................       (70)        (39)        (43)
Acquisition, net of cash acquired...........................       (41)
                                                              --------     -------    --------
    Net cash used in investing activities...................      (111)        (39)        (43)
                                                              --------     -------    --------
    Net change in cash and cash equivalents.................       939         924         240
                                                              --------     -------    --------
Cash and cash equivalents, beginning of period..............     1,384         460         220
                                                              --------     -------    --------
    Cash and cash equivalents, end of period................  $  2,323     $ 1,384    $    460
                                                              ========     =======    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN MILLIONS)

    Interest paid totaled $16,048 in 2000, $12,516 in 1999 and $14,793 in 1998.
Income taxes paid totaled $516 in 2000, $143 in 1999 and $342 in 1998.

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
Note 1.   Summary of Significant Accounting Policies..................     F-9
Note 2.   Short-term Financings.......................................    F-13
Note 3.   Long-term Debt..............................................    F-14
Note 4.   Holdings' Incentive Plans...................................    F-17
Note 5.   Capital Requirements........................................    F-18
Note 6.   Holdings' Employee Benefit Plans............................    F-19
Note 7.   Income Taxes................................................    F-20
Note 8.   Derivative Financial Instruments............................    F-21
Note 9.   Fair Value of Financial Instruments.........................    F-27
Note 10.  Other Commitments and Contingencies.........................    F-28
Note 11.  Related Party Transactions..................................    F-30
Note 12.  Segments....................................................    F-31
Note 13.  Quarterly Information (Unaudited)...........................    F-33

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

    Derivatives utilized for trading purposes are recorded at market or fair value in the Consolidated Statement of Financial Condition on a net by counterparty basis where a legal right of set-off exists and are netted across products when such provisions are stated in the master netting agreement. The market or fair value related to swap and forward transactions, as well as options and warrants, is reported in the Consolidated Statement of Financial Condition as an asset or liability in Derivatives and other contractual agreements, as appropriate. Margin on futures contracts is included in receivables and payables, as applicable. Changes in fair values of derivatives are recorded as principal transactions revenues in the current period. Market or fair value for trading-related instruments is generally determined by either quoted market prices (for exchange-traded futures and options) or pricing models (for over-the-counter swaps, forwards and options). Pricing models utilize a series of market inputs to determine the present

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) value of future cash flows, with adjustments, as required for credit risk and liquidity risk. Further valuation adjustments may be recorded, as deemed appropriate for new or complex products or for positions with significant concentrations. These adjustments are integral components of the mark-to-market process. Credit-related valuation adjustments incorporate business and economic conditions, historical experience, concentrations, estimates of expected losses and the character, quality and performance of credit sensitive financial instruments.

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

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
SECURITIES BORROWED AND LOANED

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

INVESTMENT BANKING

    Underwriting revenues and fees for merger and acquisition advisory services are recognized when services for the transactions are determined to be completed. Underwriting expenses are deferred and recognized at the time the related revenues are recorded.

INCOME TAXES

    The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". The Company recognizes the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. In this regard, deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years and for tax loss and credit carry-forwards, if in the opinion of management, it is more likely than not that the deferred tax asset will be realized. SFAS 109 requires companies to set up a valuation allowance for that component of net deferred tax assets which does not meet the "more likely than not" criterion for realization. Deferred tax liabilities are recognized for temporary differences that will result in taxable income in future years.

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

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Property, equipment, and leasehold improvements are recorded at historical cost, net of accumulated depreciation and amortization. Depreciation is recognized on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the lesser of their economic useful lives or the terms of the underlying leases. Internal use software which qualifies for capitalization under AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", is capitalized and subsequently amortized over the software's estimated useful life.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
GOODWILL

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

STATEMENT OF CASH FLOWS

    For purposes of the Consolidated Statement of Cash Flows, the Company defines cash equivalents as highly liquid investments with original maturities of three months or less, other than those held for sale in the ordinary course of business.

DISCLOSURE CHANGE

    In 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. See Note 12 of Notes to Consolidated Financial Statements.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

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

    The Company's commercial paper and short-term debt financing is comprised of the following:

                                                                  NOVEMBER 30
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                 (IN MILLIONS)
Short-term debt
  Payables to banks.........................................    $402       $358
  Master notes..............................................      89        132
  Bank loans................................................     250        125
                                                                ----       ----
Total.......................................................    $741       $615
                                                                ----       ----

    The Company's weighted-average interest rates were as follows:

                                                                   NOVEMBER
                                                                      30
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                 (IN MILLIONS)
Short-term debt(1)..........................................    6.2%       4.9%
Securities sold under agreements to repurchase..............    6.3%       5.6%

------------------------

(1) Includes $51 million and $75 million of short-term debt with weighted-average interest rates of 0.4% and 0.1% as of November 30, 2000 and 1999, respectively, related to non-U.S. dollar obligations.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

NOTE 3. LONG-TERM DEBT

                                                                  U.S. DOLLAR           NOVEMBER 30
                                                              -------------------   -------------------
                                                               FIXED     FLOATING
                                                                RATE       RATE       2000       1999
                                                              --------   --------   --------   --------
                                                                            (IN MILLIONS)
SENIOR NOTES
Maturing in Fiscal 2000
Maturing in Fiscal 2001.....................................   $  206                $  206     $  184
Maturing in Fiscal 2002.....................................        1                     1          2
Maturing in Fiscal 2003
Maturing in Fiscal 2004
Maturing in Fiscal 2005
December 1, 2005 and thereafter
                                                               ------      ----      ------     ------
  Senior Notes..............................................      207                   207        186
                                                               ------      ----      ------     ------
SUBORDINATED INDEBTEDNESS
Maturing in Fiscal 2000.....................................                                       548
Maturing in Fiscal 2001.....................................      195      $356         551        195
Maturing in Fiscal 2002.....................................      450       405         855        855
Maturing in Fiscal 2003.....................................      475                   475        475
Maturing in Fiscal 2004.....................................      191                   191        191
Maturing in Fiscal 2005.....................................       94                    94         94
December 1, 2005 and thereafter.............................    1,316       104       1,420      1,415
                                                               ------      ----      ------     ------
  Subordinated Indebtedness.................................    2,721       865       3,586      3,773
                                                               ------      ----      ------     ------
LONG-TERM DEBT..............................................   $2,928      $865      $3,793     $3,959
                                                               ======      ====      ======     ======

    Of the Company's long-term debt outstanding as of November 30, 2000, $200 million is repayable prior to maturity at the option of the holder, at par value. These obligations are reflected in the above table as maturing at their put dates of fiscal 2003, rather than at their contractual maturities of fiscal 2026.

    The Company's interest in 3 World Financial Center is financed with U.S. dollar fixed-rate senior notes totaling $207 million as of November 30, 2000. These notes are unconditionally guaranteed by American Express and collateralized by a first mortgage on the property. During the first quarter of 2001, these notes were redeemed on their contractual maturity date.

    As of November 30, 2000, the Company had approximately $1.8 billion available for the issuance of debt securities under various shelf registrations.

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

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

NOTE 3. LONG-TERM DEBT (CONTINUED)
    At November 30, 2000 and 1999, the notional amounts of the Company's interest rate swaps related to its long-term debt obligations were approximately $2.6 billion and $3.0 billion, respectively. In terms of notional amounts outstanding, these derivative products mature as follows:

                                                                  NOVEMBER 30
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                 (IN MILLIONS)
Maturing in Fiscal 2000.....................................              $  384
Maturing in Fiscal 2001.....................................   $  194        194
Maturing in Fiscal 2002.....................................      450        450
Maturing in Fiscal 2003.....................................      475        475
Maturing in Fiscal 2004.....................................      191        191
Maturing in Fiscal 2005.....................................       94         94
December 1, 2005 and thereafter.............................    1,199      1,199
                                                               ------     ------
  Total.....................................................   $2,603     $2,987
                                                               ======     ======
Weighted-average interest rate at November 30:
Receive rate................................................     7.25%      7.30%
Pay rate....................................................     7.43%      6.39%

    On an overall basis, the Company's long-term debt-related end user derivative activities resulted in an increase (decrease) in interest expense of approximately $8 million, $(34) million and $(24) million in 2000, 1999 and 1998, respectively. In addition, the Company's end user derivative activities resulted in the

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

NOTE 3. LONG-TERM DEBT (CONTINUED)
following changes to the Company's mix of fixed and floating rate debt and effective weighted-average rates of interest:

                                                                       NOVEMBER 30, 2000
                                                   ---------------------------------------------------------
                                                       LONG-TERM DEBT               WEIGHTED-AVERAGE
                                                   -----------------------   -------------------------------
                                                     BEFORE       AFTER
                                                      END          END                       EFFECTIVE RATE
                                                      USER         USER       CONTRACTUAL    AFTER END USERS
                                                   ACTIVITIES   ACTIVITIES   INTEREST RATE     ACTIVITIES
                                                   ----------   ----------   -------------   ---------------
                                                                         (IN MILLIONS)
USD Obligations
  Fixed rate.....................................    $2,928       $  324
  Floating rate..................................       865        3,469
                                                     ------       ------          ----            ----
Total............................................    $3,793       $3,793          7.63%           7.76%
                                                     ======       ======          ====            ====

                                                                       NOVEMBER 30, 1999
                                                   ---------------------------------------------------------
                                                       LONG-TERM DEBT               WEIGHTED-AVERAGE
                                                   -----------------------   -------------------------------
                                                     BEFORE       AFTER
                                                      END          END                       EFFECTIVE RATE
                                                      USER         USER       CONTRACTUAL    AFTER END USERS
                                                   ACTIVITIES   ACTIVITIES   INTEREST RATE     ACTIVITIES
                                                   ----------   ----------   -------------   ---------------
                                                                         (IN MILLIONS)
USD Obligations
  Fixed rate.....................................    $3,095       $  300
  Floating rate..................................       864        3,659
                                                     ------       ------          ----            ----
Total............................................    $3,959       $3,959          7.55%           6.86%
                                                     ======       ======          ====            ====

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

NOTE 4. HOLDINGS' INCENTIVE PLANS

    The Company's employees participate in Holdings' various incentive plans. The Company records its allocated share of Holdings' stock-based compensation cost. Holdings' stock-based compensation cost was $520 million, $363 million and $221 million for the years ended November 30, 2000, 1999 and 1998, respectively. The Company's allocated cost was $319 million, $236 million and $155 million for the years ended November 30, 2000, 1999 and 1998, respectively. In accordance with APB 25, Holdings has not recognized compensation cost for its stock option awards and Employee Stock Purchase Plan (the "ESPP"). The following is a description of Holdings' various incentive plans.

EMPLOYEE STOCK PURCHASE PLAN

    Holdings' ESPP allows employees to purchase Common Stock at a 15% discount from market value, with a maximum of $25,000 in annual aggregate purchases by any one individual. The number of shares of Common Stock authorized for purchase by eligible employees is 12.0 million. As of November 30, 2000 and 1999,
5.2 million shares and 4.8 million shares, respectively, of Common Stock had been purchased by eligible employees through the ESPP.

1994 INCENTIVE PLANS

    Holdings' 1994 Management Replacement Plan (the "Replacement Plan") provided awards similar to the American Express common shares granted to Company employees which were canceled as of the date of the spin-off from American Express. Through November 30, 2000, a total of 3.9 million awards had been granted under the Replacement Plan, including both stock options and restricted stock; 0.4 million were outstanding at November 30, 2000. No future awards will be granted under this plan.

    Holdings' 1994 Management Ownership Plan (the "1994 Plan") provides for the issuance of restricted stock units ("RSUs"), performance stock units ("PSUs"), stock options and other equity awards for a period of up to ten years to eligible employees. A total of 33.3 million shares of Common Stock may be granted under the 1994 Plan. At November 30, 2000, RSU and stock option awards with respect to 31.3 million shares of Common Stock have been made under the 1994 Plan of which 2.9 million are outstanding and 28.4 million have been converted to freely transferable Common Stock. The Company will utilize the remaining authorization of 2.0 million shares to satisfy dividend reinvestment requirements for outstanding awards and to fund the annual RSU awards for the Company's non-employee directors.

1996 MANAGEMENT OWNERSHIP PLAN

    During 1996, Holdings' stockholders approved the 1996 Management Ownership Plan (the "1996 Plan") under which awards similar to those of the 1994 Plan may be granted, and under which up to 42.0 million shares of Common Stock may be subject to awards. At November 30, 2000, RSU, PSU and stock option awards with respect to 29.7 million shares of Common Stock have been made under the 1996 Plan of which 21.5 million are outstanding and 8.2 million have been converted to freely transferable Common Stock.

EMPLOYEE INCENTIVE PLAN

    Holdings' Employee Incentive Plan ("EIP") has provisions similar to the 1994 Plan and the 1996 Plan, and authorization for up to 156.0 million shares of Common Stock which may be subject to awards. At November 30, 2000, awards with respect to 125.9 million shares of Common Stock have been made under the EIP of which 112.5 million are outstanding and 13.4 million have been converted to freely transferable

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

NOTE 4. HOLDINGS' INCENTIVE PLANS (CONTINUED)
Common Stock. Approximately 72.5 million of the outstanding awards consist of RSUs and PSUs which have vesting and transfer restrictions extending through the year 2006.

NOTE 5. CAPITAL REQUIREMENTS

    As a registered broker-dealer, LBI is subject to the Securities and Exchange Commission ("SEC") Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At
November 30, 2000, LBI's regulatory net capital, as defined, of $1,984 million exceeded the minimum requirement by $1,874 million.

    As a clearing broker-dealer, the Company has elected to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers ("PAIB calculation"), as defined. The PAIB calculation is completed in order for each correspondent firm that uses the Company as its clearing broker-dealer to classify its assets held by the Company as allowable assets in the correspondents' net capital calculation. At November 30, 2000, the Company had a reserve requirement for PAIB of $24 million. Additionally, the Company had $132 million of qualified securities or cash on deposit in a Special Reserve Bank Account as of November 30, 2000.

    The Company's "AAA" rated derivatives subsidiaries, Lehman Brothers Financial Products Inc. ("LBFP") and Lehman Brothers Derivative Products Inc. ("LBDP"), have established certain capital and operating restrictions which are reviewed by various rating agencies. At November 30, 2000, LBFP and LBDP each had capital which exceeded the requirement of the most stringent rating agency by approximately $46 million and $26 million, respectively.

    Repayment of subordinated indebtedness and certain advances and dividend payments by LBI are restricted by the regulations of the SEC and other regulatory agencies. At November 30, 2000, $3,083 million of net assets of the Company were restricted as to the payment of dividends, principally as a result of regulations of the SEC and other regulatory agencies. In addition, certain covenants governing the indebtedness of LBI contractually limit its ability to pay dividends.

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

                                                                                              POSTRETIREMENT
                                                               PENSION BENEFITS                  BENEFITS
                                                                  NOVEMBER 30                   NOVEMBER 30
                                                            -----------------------       -----------------------
                                                              2000           1999           2000           1999
                                                            --------       --------       --------       --------
                                                                 (IN MILLIONS, EXCEPT FOR WEIGHTED-AVERAGE)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year...................   $ 479          $ 522           $ 47           $ 50
Service cost before expenses..............................      10             12              1              1
Interest cost.............................................      36             35              4              3
Actuarial (gain) loss.....................................      --            (73)             1             (4)
Benefits paid.............................................     (19)           (17)            (3)            (3)
                                                             -----          -----           ----           ----
Benefit obligation at end of year.........................   $ 506          $ 479           $ 50           $ 47
                                                             =====          =====           ====           ====
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year............   $ 750          $ 672
Actual return on plan assets, net of expenses.............      19             95
Benefits paid.............................................     (19)           (17)
                                                             -----          -----
Fair value of plan assets at end of year..................   $ 750          $ 750
                                                             =====          =====
Funded (underfunded) status...............................   $ 244          $ 271           $(50)          $(47)
Unrecognized net actuarial (gain) loss....................      13            (50)           (22)           (24)
Unrecognized prior service cost (credit)..................      15             15             (5)            (6)
                                                             -----          -----           ----           ----
Prepaid (accrued) benefit cost............................   $ 272          $ 236           $(77)          $(77)
                                                             =====          =====           ====           ====
WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate.............................................    7.75%          7.75%          7.75%          7.75%
Expected return on plan assets............................   11.25%          9.25%
Rate of compensation increase.............................    5.00%          5.00%          5.00%          5.00%

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

NOTE 6. HOLDINGS' EMPLOYEE BENEFIT PLANS (CONTINUED)
    For measurement purposes, the annual health care cost trend rate was assumed to be 7.0% for the year ended November 30, 2001. The rate was assumed to decrease at the rate of 0.5% per year to 5.5% in the year ended November 30, 2004 and remain at that level thereafter.

                                                                                                   POSTRETIREMENT
                                                                                                      BENEFITS
                                                                 PENSION BENEFITS                  TWELVE MONTHS
                                                               TWELVE MONTHS ENDED                     ENDED
                                                                   NOVEMBER 30                      NOVEMBER 30
                                                          ------------------------------   ------------------------------
                                                            2000       1999       1998       2000       1999       1998
                                                          --------   --------   --------   --------   --------   --------
                                                                                   (IN MILLIONS)
COMPONENTS OF NET PERIODIC BENEFIT (INCOME) COST
Service cost............................................    $ 10       $ 12       $  9       $ 1        $ 1        $ 1
Interest cost...........................................      36         35         32         4          3          3
Expected return on plan assets..........................     (82)       (62)       (54)
Recognized net actuarial (gain) loss....................       1          1         (1)       (2)        (1)        (1)
                                                            ----       ----       ----       ---        ---        ---
Net periodic benefit (income) cost......................    $(35)      $(14)      $(14)      $ 3        $ 3        $ 3
                                                            ====       ====       ====       ===        ===        ===

    Assumed health care cost trend rates have an effect on the amount reported for postretirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                              1% POINT INCREASE   1% POINT DECREASE
                                                              -----------------   -----------------
                                                                          (IN MILLIONS)
Effect on total service and interest cost Components in
  fiscal 2000...............................................         $0.3               $(0.3)
Effect on postretirement benefit obligation at November 30,
  2000......................................................         $4.0               $(3.9)

NOTE 7. INCOME TAXES

    The Company's income is included in the consolidated U.S. federal income tax return of Holdings and its subsidiaries. The income tax provision for the Company is computed in accordance with the tax sharing agreement between Holdings and its subsidiaries. In accordance with this agreement, the balances due to Holdings at November 30, 2000 and 1999 were $531 million and $483 million, respectively.

    The provision for income taxes consists of the following:

                                                               TWELVE MONTHS ENDED
                                                                   NOVEMBER 30
                                                          ------------------------------
                                                            2000       1999       1998
                                                          --------   --------   --------
                                                                  (IN MILLIONS)
CURRENT
  Federal...............................................    $300       $264       $102
  State.................................................     142        135         88
  Foreign...............................................     124         68         81
                                                            ----       ----       ----
                                                            $566       $467       $271
                                                            ====       ====       ====
DEFERRED
  Federal...............................................     (47)       (96)        16
  State.................................................     (36)       (54)       (15)
                                                            ----       ----       ----
                                                             (83)      (150)         1
                                                            ----       ----       ----
                                                            $483       $317       $272
                                                            ====       ====       ====

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

NOTE 7. INCOME TAXES (CONTINUED)
    Income before taxes included $26 million, $35 million, and $79 million that has also been subject to income taxes of foreign jurisdictions for 2000, 1999 and 1998, respectively.

    The income tax provision (benefit) differs from that computed by using the statutory federal income tax rate for the reasons shown below:

                                                               TWELVE MONTHS ENDED
                                                                   NOVEMBER 30
                                                          ------------------------------
                                                            2000       1999       1998
                                                          --------   --------   --------
                                                                  (IN MILLIONS)
Federal income taxes at statutory rate..................    $566       $354       $296
State and local taxes...................................      69         53         47
Tax-exempt income.......................................    (130)       (95)       (70)
Amortization of goodwill................................       2          3          3
Other, net..............................................     (24)         2         (4)
                                                            ----       ----       ----
                                                            $483       $317       $272
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

    At November 30, 2000 and 1999 the deferred tax assets and liabilities consisted of the following:

                                                                  NOVEMBER 30
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                 (IN MILLIONS)
DEFERRED TAX ASSETS:
  Unrealized trading and investment activity................    $140       $101
  Other.....................................................      20         19
                                                                ----       ----
  Deferred tax assets.......................................     160        120
  Deferred tax liabilities..................................      (1)        (2)
                                                                ----       ----
    Net deferred tax assets.................................    $159       $118
                                                                ====       ====

    The net deferred tax assets are included in Other assets in the accompanying Consolidated Statement of Financial Condition. It is anticipated that the Company's net deferred tax assets will be realized through future earnings, therefore no valuation allowance has been recorded against deferred tax assets.

    For tax return purposes, the Company has approximately $14 million of NOL carryforwards, substantially all of which are attributable to the 1988 acquisition of E.F. Hutton Group Inc., (now known as LB 1 Group Inc.). For book purposes, the NOL carryforward has been transferred to Holdings in accordance with the tax sharing agreement.

    In accordance with the tax sharing agreement with Holdings, LBI was reimbursed for $47 million and $140 million of net deferred tax assets in 2000 and 1999, respectively.

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS

    Derivatives are financial instruments whose value is based upon an underlying asset (e.g., treasury bond), index (e.g., S&P 500) or reference rate (e.g., LIBOR). Over-the-counter ("OTC") derivative products are privately negotiated contractual agreements that can be tailored to meet individual client

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED) needs and include forwards, swaps and certain options including caps, collars and floors. Exchange-traded derivative products are standardized contracts transacted through regulated exchanges and include futures and certain option contracts listed on an exchange.

    In the normal course of business, the Company enters into derivative transactions both in a trading capacity and as an end user. Acting in a trading capacity, the Company enters into derivative transactions to satisfy the needs of its clients and to manage the Company's own exposure to market and credit risk resulting from its trading activities (collectively, "Trading-Related Derivative Activities"). As an end user, the Company primarily enters into interest rate swap and option contracts to adjust the interest rate nature of its funding sources from fixed to floating rates, and to change the index upon which floating interest rates are based (e.g., Prime to LIBOR) (collectively, "End User Derivative Activities").

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

OPTIONS

    Option contracts provide the option purchaser (holder) with the right but not the obligation to buy or sell a financial instrument, commodity or currency at a predetermined exercise price (strike price) during a defined period (American Option) or at a specified date (European Option). The option purchaser pays a premium to the option seller (writer) for the right to exercise the option. The option seller is obligated to buy (put) or sell (call) the item underlying the contract at a set price, if the option purchaser chooses to exercise. Option contracts also exist for various indices and are similar to options on a security or other instrument except that, rather than settling physically with delivery of the underlying instrument, they are cash settled. As a purchaser of an option contract, the Company is subject to credit risk, since the counterparty is obligated to make payments under the terms of the option contract, if the Company exercises the option. As the writer of an option contract, the Company is not subject to credit risk but is

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED) subject to market risk, since the Company is obligated to make payments under the terms of the option contract if exercised.

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

TRADING-RELATED DERIVATIVE ACTIVITIES

    Derivatives are subject to various risks similar to other financial instruments including market, credit, and operational risk. In addition, the Company may also be exposed to legal risks related to its derivative activities including the possibility that a transaction may be unenforceable under applicable law. The risks of derivatives should not be viewed in isolation, but rather should be considered on an aggregate basis along with the Company's other trading-related activities. The Company manages the risks associated with derivatives on an aggregate basis along with the risks associated with its proprietary trading and market-making activities in cash instruments as part of its firm-wide risk management policies.

    Derivatives are generally based upon notional amounts. Notional amounts are not recorded on-balance sheet, but rather are utilized solely as a basis for determining future cash flows to be exchanged. Therefore, notional amounts provide a measure of the Company's involvement with such instruments, but are not indicative of actual or potential risk.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)
    The following table reflects the notional/contract amounts of the Company's Trading-Related Derivative Activities:

TRADING-RELATED DERIVATIVE FINANCIAL INSTRUMENTS

                                                                                         WEIGHTED-
                                                             NOTIONAL/CONTRACT AMOUNTS    AVERAGE
                                                             -------------------------    MATURITY
                                                             NOVEMBER 30   NOVEMBER 30    NOV. 30
                                                                2000          1999          2000
                                                             -----------   -----------   ----------
                                                                   (IN MILLIONS)         (IN YEARS)
Interest rate and currency swaps and options (including
  caps, collars and floors)................................  $2,391,235    $2,323,602       5.35
Foreign exchange forward and future contracts and
  options..................................................     193,456       210,294        .18
Other fixed income securities contracts (including futures
  contracts, options and TBAs).............................     366,917       229,850        .48
Equity contracts (including equity swaps, futures, warrants
  and options).............................................      11,556        22,940        .15
                                                             ----------    ----------       ----
Total......................................................  $2,963,164    $2,786,686       4.39
                                                             ==========    ==========       ====

    Of the total notional amounts at November 30, 2000 and 1999, approximately $2,741 billion and $2,648 billion are over-the-counter and $222 billion and $139 billion are exchange-traded, respectively. The total weighted-average maturity at November 30, 2000, for over-the-counter and exchange-traded contracts was 4.69 years and 0.71 years, respectively. Approximately
$927 billion of the notional/contract amount of the Company's Trading-Related Derivative Activities mature within the year ended November 30, 2001, of which approximately 38% have maturities of less than one month.

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

    Listed in the following table is the fair value of the Company's Trading-Related Derivative Activities as of November 30, 2000 and 1999 as well as the average fair value of these instruments. Average fair values of these instruments were calculated based upon month-end statement of financial condition values, which the Company believes do not vary significantly from the average fair value calculated on a more frequent basis. Variances between average fair values and period-end values are due to changes in the volume of activities in these instruments and changes in the valuation of these instruments due to variations in market and credit conditions.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

FAIR VALUE OF TRADING-RELATED DERIVATIVE FINANCIAL INSTRUMENTS

                                                                                     AVERAGE FAIR VALUE*
                                                                                        TWELVE MONTHS
                                                                FAIR VALUE*                 ENDED
                                                             NOVEMBER 30, 2000        NOVEMBER 30, 2000
                                                           ----------------------   ----------------------
                                                            ASSETS    LIABILITIES    ASSETS    LIABILITIES
                                                           --------   -----------   --------   -----------
                                                                            (IN MILLIONS)
Interest rate and currency swaps and options (including
  caps, collars and floors)..............................   $3,918      $2,331       $3,814      $2,440
Foreign exchange forward contracts and options...........      305         285          459         300
Other fixed income securities contracts (including
  options and TBAs)......................................      412         415        1,171       1,102
Equity contracts (including equity swaps, warrants and
  options)...............................................      650         793          798         618
                                                            ------      ------       ------      ------
Total....................................................   $5,285      $3,824       $6,242      $4,460
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

    Assets included in the table above represent the Company's unrealized gains, net of unrealized losses for situations in which the Company has a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties. Therefore, the fair value of assets/liabilities related to derivative contracts at November 30, 2000 represents the Company's net receivable/payable for derivative financial instruments before consideration of collateral. Included within the $5,285 million fair value of assets at November 30, 2000 was $4,638 million related to swaps and other OTC contracts and $647 million related to exchange-traded option and warrant contracts. Included within the $5,249 million fair value of assets at November 30, 1999 was $4,489 million related to swaps and other OTC contracts and $760 million related to exchange-traded option and warrant contracts.

    The primary difference in risks related to OTC and exchange-traded contracts is credit risk. OTC contracts contain credit risk for unrealized gains from various counterparties for the duration of the contract, net of collateral. With respect to OTC contracts, including swaps, the Company views its net

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED) credit exposure to third-parties to be $3,097 million at November 30, 2000, representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of amounts due from affiliates of $1,027 million and collateral of $514 million.

    Counterparties to the Company's OTC derivative products are primarily financial intermediaries (U.S. and foreign banks), securities firms, corporations, governments and their agencies, finance companies, insurance companies, investment companies and pension funds. Collateral held related to OTC contracts generally includes cash and U.S. government and federal agency securities. Presented below is an analysis of the Company's net credit exposure at November 30, 2000 for OTC contracts based upon actual ratings made by external rating agencies or by equivalent ratings established and utilized by the Company's Credit Risk Management Department.

COUNTERPARTY             S&P/MOODY'S             NET CREDIT
RISK RATING              EQUIVALENT               EXPOSURE
------------  ---------------------------------  ----------
     1                     AAA/Aaa                   16%
     2                AA-/Aa3 or higher              23%
     3                 A-/A3 or higher               34%
     4               BBB-/Baa3 or higher             21%
     5                BB-/Ba3 or higher               4%
     6                 B+/B1 or lower                 2%

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

END USER DERIVATIVE ACTIVITIES

    The Company utilizes a variety of derivative products as an end user to modify the interest rate characteristics of its long-term debt portfolio. The Company actively manages the interest rate exposure on its long-term debt portfolio through the use of interest rate and currency swaps to more closely match the terms of its debt portfolio to the assets being funded and to minimize interest rate risk. At November 30, 2000 and 1999, the notional amounts of the Company's end user activities related to its long-term debt obligations were approximately $2.6 billion and $3.0 billion, respectively. (For a further discussion of the Company's long-term debt related end user derivative activities see Note 3.)

    The Company also utilizes derivative products as an end user to modify its interest rate exposure associated with its secured financing activities, including securities purchased under agreements to resell, securities borrowed, securities sold under agreements to repurchase and securities loaned. At November 30, 2000 and 1999, the Company had $226 billion and $159 billion, respectively, of such secured financing activities. As with the Company's long-term debt, its secured financing activities expose the Company to interest rate risk. The Company, as an end user, manages the interest rate risk related to these activities by utilizing derivative financial instruments, including interest rate swaps and purchased options. The Company designates certain specific derivative transactions against specific assets and liabilities with

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED) matching maturities. In addition, the Company manages the interest rate risk of anticipated secured financing transactions with derivative products. The Company actively monitors the level of anticipated secured financing transactions to ensure there is a high degree of certainty that such secured financing transactions will be executed at levels at least equal to the designated derivative product transactions. At November 30, 2000 and 1999, the Company, as an end user, utilized derivative financial instruments with an aggregate notional amount of $8.5 billion and $12.9 billion, respectively, to modify the interest rate characteristics of its secured financing activities. The total notional amount of these agreements had a weighted-average maturity of
3.5 years and 2.3 years as of November 30, 2000 and 1999, respectively. On an overall basis, the Company's secured financing end user derivative activities (decreased) increased net revenues by approximately $(14) million, $(13) million and $4 million for 2000, 1999 and 1998, respectively.

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

    Assets and liabilities, which are recorded at contractual amounts that approximate market or fair value include cash and cash equivalents, cash and securities segregated and on deposit for regulatory and other purposes, receivables, certain other assets, commercial paper and short-term debt, and payables. The market value of such items is not materially sensitive to shifts in market interest rates because of the limited term to maturity of these instruments and their variable interest rates.

    Financial instruments which are recorded at amounts that do not necessarily approximate market or fair value include long-term debt, certain secured financing activities and the related financial instruments utilized by the Company as an end user to manage the interest rate risk of these exposures. The Company's long-term debt is recorded at contractual or historical amounts. The following table provides a summary of the fair value of the Company's long-term debt and related end user derivative activities. The fair value of the Company's long-term debt was estimated using either quoted market prices or discounted cash flow analyses based on the Company's current borrowing rates for similar types of borrowing arrangements. The unrecognized net gain (loss) related to the Company's end user derivative activities reflects estimated fair values based on market rates at November 30, 2000 and 1999, respectively.

                                                                  NOVEMBER 30
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                 (IN MILLIONS)
Carrying value of long-term debt............................   $3,793     $3,959
Fair value of long-term debt................................    3,784      3,944
                                                               ------     ------
Unrecognized net gain on long-term debt.....................   $    9     $   15
                                                               ======     ======
Unrecognized net gain (loss) on long-term debt end user
  activities................................................   $    3     $  (36)
                                                               ======     ======

    The Company carries its secured financing activities, including securities purchased under agreements to resell, securities borrowed, securities sold under agreements to repurchase, and securities loaned, at their original contract amount plus accrued interest. As the majority of such financing activities are

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED) short-term in nature, carrying value approximates fair value. At November 30, 2000 and 1999, the Company had $226 billion and $159 billion, respectively, of such secured financing activities. As with the Company's long-term debt, its secured financing activities expose the Company to interest rate risk.

    At November 30, 2000 and 1999, the Company, as an end user, utilized derivative financial instruments with an aggregate notional amount of $8.5 billion and $12.9 billion, respectively, to modify the interest rate characteristics of its secured financing activities. The unrecognized net losses related to these derivative financial instruments were $22 million and $11 million at November 30, 2000 and 1999, respectively, which were substantially offset by unrecognized net gains on the Company's secured financing activities, including anticipated transactions during the hedge period. Additionally, at November 30, 2000 the Company had approximately
$8 million of unrecognized losses related to approximately $1.4 billion of long-term fixed rate repurchase agreements as compared to unrecognized net gains of approximately $23 million on approximately $2.5 billion of such agreements at November 30, 1999.

NOTE 10. OTHER COMMITMENTS AND CONTINGENCIES

    As of November 30, 2000 and 1999, the Company was contingently liable for $1.5 billion and $1.9 billion, respectively, of letters of credit, primarily used to provide collateral for securities and commodities borrowed and to satisfy margin deposits at option and commodity exchanges, and other guarantees.

    In connection with its financing activities, the Company had outstanding commitments under certain lending arrangements of approximately $2.7 billion and $4.2 billion, at November 30, 2000 and 1999, respectively. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness.

    As of November 30, 2000, the Company had pledged securities, primarily fixed income, having a market value of approximately $16.1 billion, as collateral for securities borrowed having a market value of approximately $15.5 billion.

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

    The Company, through its high grade and high yield sales, trading and underwriting activities, makes commitments to extend credit in loan syndication transactions and then participates out a significant portion of these commitments. The Company had lending commitments to high grade borrowers of

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

NOTE 10. OTHER COMMITMENTS AND CONTINGENCIES (CONTINUED)
$2.6 billion and $2.8 billion at November 30, 2000 and 1999, respectively. In addition, lending commitments to high yield borrowers totaled $935 million and $903 million at November 30, 2000 and 1999, respectively. All of these commitments and any related draw downs of these facilities are typically secured against the borrower's assets, have fixed maturity dates, and are generally contingent upon certain representations, warranties and contractual conditions applicable to the borrower. Total commitments are not indicative of actual risk or funding requirements as the commitments may not be drawn or fully utilized and the Company will continue to syndicate and/or sell these commitments.

    At November 30, 2000 and 1999, the Company had commitments to invest up to $282 million and $302 million, respectively, directly and through partnerships in private equity related investments. These commitments will be funded as required through the end of the respective investment periods, principally expiring in 2004.

    In addition to these specific commitments, the Company had various other commitments of approximately $300 million at both November 30, 2000 and 1999, respectively.

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

    Securities and other financial instruments owned by the Company include U.S. government and agency securities, and securities issued by non-U.S. governments, which in the aggregate, represented 10% of the Company's total assets at November 30, 2000. In addition, primarily all of the collateral held by the Company for resale agreements represented 43% of total assets at November 30, 2000, and consisted of securities issued by the U.S. government, federal agencies or non-U.S. governments. The Company's most significant industry concentration is financial institutions, which include other brokers and dealers, commercial banks and institutional clients. This concentration arises in the normal course of the Company's business.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

NOTE 10. OTHER COMMITMENTS AND CONTINGENCIES (CONTINUED)
LEASE COMMITMENTS

    The Company leases office space and equipment throughout the world and is a party to a ground lease with the Battery Park City Authority covering its headquarters at 3 World Financial Center which extends through 2069. Total rent expense for 2000, 1999 and 1998 was $13 million, $12 million and $12 million, respectively. Certain leases on office space contain escalation clauses providing for additional rentals based upon maintenance, utility and tax increases.

    Minimum future rental commitments under non-cancelable operating leases (net of subleases of $19 million) are as follows:

                                                              (IN MILLIONS)
Fiscal 2001.................................................       $ 30
Fiscal 2002.................................................         30
Fiscal 2003.................................................         27
Fiscal 2004.................................................         41
Fiscal 2005.................................................         43
December 1, 2005 and thereafter.............................        741
                                                                   ----
                                                                   $912
                                                                   ====

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

    Holdings has allocated to the Company the cost of certain employees and space in the World Financial Center and 101 Hudson Street, Jersey City, New Jersey. In addition, the Company charges other affiliates of Holdings for services it provides and has certain revenue sharing arrangements. A portion of these reimbursements are variable in nature. These amounts, including any reimbursements, are classified in the Consolidated Statement of Income as Management fees, Compensation and benefits, or Revenues as appropriate.

    In addition, Holdings and subsidiaries of Holdings raise money through short- and long-term funding in the capital markets, which is used to fund the operations of certain of the Company's wholly owned subsidiaries. Advances from Holdings and other affiliates were $15.0 billion and $16.1 billion at November 30, 2000 and 1999, respectively.

    In connection therewith, advances from Holdings aggregating approximately $12.7 billion and $13.2 billion at November 30, 2000 and 1999, respectively, are generally payable on demand. The average interest rate charged on these advances is primarily based on Holdings' average daily cost of funds, which was 6.7% and 5.5% for the twelve months ended November 30, 2000 and 1999, respectively. In addition, the Company had borrowings from Holdings and subsidiaries of Holdings, classified as subordinated indebtedness, of approximately $764 million at both November 30, 2000 and 1999. In addition, the Company has advances from other subsidiaries of Holdings aggregating approximately $2.3 billion and $2.9 billion at November 30, 2000 and 1999, respectively, with various repayment terms. The Company had

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

NOTE 11. RELATED PARTY TRANSACTIONS (CONTINUED) notes and other receivables due from Holdings and subsidiaries of Holdings aggregating approximately $7.2 billion and $5.1 billion at November 30, 2000 and 1999, respectively, with various interest rates and repayment terms.

    At November 30, 2000, the Company has $14.3 billion of securities purchased under agreements to resell and $24.8 billion of securities sold under agreements to repurchase with Holdings and subsidiaries of Holdings.

    The Company believes that amounts arising through related party transactions, including those allocated expenses referred to above, are reasonable and approximate the amounts that would have been recorded if the Company operated as an unaffiliated entity.

    During 2000, the Company distributed $598 million to Holdings as dividends. In 1999, the Company distributed $120 million to Holdings, $75 million as a return of capital and $45 million as dividends.

NOTE 12. SEGMENTS

    The Company operates in three segments: Investment Banking, Capital Markets and Client Services.

    The Investment Banking Division provides advice to corporate, institutional and government clients throughout the world on mergers, acquisitions and other financial matters. The Division also raises capital for clients by underwriting public and private offerings of debt and equity securities.

    The Capital Markets Division includes the Company's institutional sales, trading, research and financing activities in equity and fixed income cash and derivatives products. Through the Division, the Company is a global market-maker in numerous equity and fixed income products, including U.S., European and Asian equities, government and agency securities, money market products, corporate high grade, high yield and emerging market securities, mortgage- and asset-backed securities, municipal securities, bank loans, foreign exchange and derivative products. The Division also includes the Company's risk arbitrage and secured financing businesses, as well as, realized and unrealized gains and losses related to the Company's direct private equity investments. The financing business manages the Company's equity and fixed income matched book activities, supplies secured financing to institutional clients and customers, and provides secured funding for the Company's inventory of equity and fixed income products.

    Clients Services revenues reflect earnings from the Company's private client and private equity businesses. Private client revenues reflect the Company's high-net-worth retail customer flow activities as well as asset management fees earned from these clients. Private equity revenue include the management and incentive fees earned in the Company's role as General Partner for twenty private equity partnerships. In addition, these revenues also include the appreciation of its general partnership interests.

    Certain prior period segment information has been reclassified to conform to the current period presentation.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

NOTE 12. SEGMENTS (CONTINUED)

    The Company's segment information for fiscal years 2000, 1999 and 1998 is presented below and was developed consistent with the accounting policies used to prepare the Company's consolidated financial statements.

                                                           INVESTMENT   CAPITAL     CLIENT
                                                            BANKING     MARKETS    SERVICES    TOTAL
                                                           ----------   --------   --------   --------
                                                                          (IN MILLIONS)
NOVEMBER 30, 2000
Net revenue..............................................    $1,609      $2,464      $662      $4,735
                                                             ======      ======      ====      ======
Earnings before taxes....................................    $  497      $  909      $211      $1,617
                                                             ======      ======      ====      ======
Segment assets (billions)................................    $  0.4      $172.3      $7.5      $180.2
                                                             ======      ======      ====      ======
NOVEMBER 30, 1999
Net revenue..............................................    $1,135      $1,899      $444      $3,478
                                                             ======      ======      ====      ======
Earnings before taxes....................................    $  430      $  489      $ 94      $1,013
                                                             ======      ======      ====      ======
Segment assets (billions)................................    $  0.3      $134.1      $4.8      $139.2
                                                             ======      ======      ====      ======
NOVEMBER 30, 1998
Net revenue..............................................    $1,096      $1,303      $500      $2,899
                                                             ======      ======      ====      ======
Earnings before taxes....................................    $  322      $  372      $153      $  847
                                                             ======      ======      ====      ======
Segment assets (billions)................................    $  0.6      $117.2      $3.0      $120.8
                                                             ======      ======      ====      ======

    The following are net revenues by geographic region:

                                                                   TWELVE MONTHS ENDED
                                                                       NOVEMBER 30
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
U.S.........................................................   $4,352     $3,160     $2,672
Europe......................................................      181        207         40
Asia Pacific................................................      159         89        152
Other Americas..............................................       43         22         35
                                                               ------     ------     ------
Total.......................................................   $4,735     $3,478     $2,899
                                                               ======     ======     ======

    The following information describes the Company's methods of allocating consolidated net revenues to geographic regions. Net revenues, if syndicated or trading-related, have been distributed based upon the location where the primary or secondary position was fundamentally risk managed: if fee-related, by the location of the senior coverage banker; if commission-related, by the location of the salespeople. In addition, certain revenues associated with domestic products and services which resulted from relationships with international clients and customers have been reclassified as international revenues using an allocation consistent with the Company's internal accounting.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

NOTE 13. QUARTERLY INFORMATION (UNAUDITED)

    The following information represents the Company's unaudited quarterly results of operations for 2000 and 1999. Certain amounts reflect reclassifications to conform to the current period's presentation. These quarterly results reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results. Revenues and earnings of the Company can vary significantly from quarter to quarter due to the nature of the Company's business activities.

                                                         2000                                        1999
                                       -----------------------------------------   -----------------------------------------
                                       NOV. 30    AUG. 31     MAY 31    FEB. 29    NOV. 30    AUG. 31     MAY 31    FEB. 28
                                       --------   --------   --------   --------   --------   --------   --------   --------
                                                                           (IN MILLIONS)
Total revenue........................   $5,382     $5,282     $5,087     $5,043     $3,982     $3,999     $4,028     $4,004
Interest expense.....................    4,141      4,028      4,185      3,705      2,987      3,100      3,272      3,176
                                        ------     ------     ------     ------     ------     ------     ------     ------
Net revenues.........................    1,241      1,254        902      1,338        995        899        756        828
Non-interest expenses
  Compensation and benefits..........      485        652        471        696        508        446        434        376
  Other expenses.....................      238        164        200        212        125        244        104        228
                                        ------     ------     ------     ------     ------     ------     ------     ------
Total non-interest expenses..........      723        816        671        908        633        690        538        604
                                        ------     ------     ------     ------     ------     ------     ------     ------
Income before taxes..................      518        438        231        430        362        209        218        224
Provision for (benefit from) income
  taxes..............................      121        134         69        159        118         70         62         67
                                        ------     ------     ------     ------     ------     ------     ------     ------
Net income...........................   $  397     $  304     $  162     $  271     $  244     $  139     $  156     $  157
                                        ======     ======     ======     ======     ======     ======     ======     ======