Form 10-Q
period 2001-02-28
LEHMAN BROTHERS INC//
filed 2001-04-16
CIK 728586

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark one)
     |X|       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2001

                                       OR

     |_|       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (212) 526-7000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND THEREFORE IS FILING THIS FORM WITH THE REDUCED DISCLOSURE PERMITTED THEREBY.

As of April 16, 2001, 1,006 shares of the Registrant's Common Stock, par value $0.10 per share, were outstanding.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES

                                    FORM 10-Q

                     FOR THE QUARTER ENDED FEBRUARY 28, 2001

                                      INDEX


   Part I.                 FINANCIAL INFORMATION                          Page
                                                                         Number

          Item 1.      Financial Statements - (unaudited)

               Consolidated Statement of Income -
               Three Months Ended
               February 28, 2001 and February 29, 2000....................    3

               Consolidated Statement of Financial Condition -
               February 28, 2001 and November 30, 2000....................    4

               Consolidated Statement of Cash Flows -
               Three Months Ended
               February 28, 2001 and February 29, 2000....................    6

               notes to Consolidated Financial Statements.................    7

          Item 2.    Management's Analysis of Results of Operations.......   12


   Part II.          OTHER INFORMATION

          Item 1.    Legal Proceedings....................................   16

          Item 6.    Exhibits and Reports on Form 8-K.....................   17

   Signature     .........................................................   18

   EXHIBIT INDEX..........................................................   19

   Exhibits

                      LEHMAN BROTHERS INC. and SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

ITEM 1                    Financial Statements

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                        CONSOLIDATED STATEMENT of INCOME
                                   (Unaudited)
                                  (In millions)


                                                                                  Three months ended
                                                                         -------------------------------------
                                                                           February 28          February 29
                                                                              2001                 2000
                                                                         ----------------     ----------------
           Revenues
                Principal transactions                                      $    600             $    696
                Investment banking                                               349                  384
                Commissions                                                      217                  168
                Interest and dividends                                         4,596                3,765
                Other                                                              9                   10
                                                                         ----------------     ----------------
                    Total revenues                                             5,771                5,023
           Interest expense                                                    4,494                3,705
                                                                         ----------------     ----------------
                    Net revenues                                               1,277                1,318
                                                                         ----------------     ----------------
           Non-interest expenses
                Compensation and benefits                                        651                  696
                Brokerage and clearance                                           59                   50
                Technology and communications                                     55                   49
                Business development                                              32                   22
                Professional fees                                                 19                   18
                Occupancy                                                         14                   15
                Management fee                                                    20                   23
                Other                                                             14                   15
                                                                         ----------------     ----------------
                    Total non-interest expenses                                  864                  888
                                                                         ----------------     ----------------
           Income before taxes                                                   413                  430
                Provision for income taxes                                       142                  159
                                                                         ----------------     ----------------

           Net income                                                       $    271             $    271
                                                                         ================     ================



               See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENT of FINANCIAL CONDITION
                                   (Unaudited)
                                  (In millions)


                                                                                  February 28          November 30
                                                                                     2001                  2000
                                                                                ----------------     -----------------
ASSETS
Cash and cash equivalents                                                         $       587          $     2,323

Cash and securities segregated and on deposit for regulatory and
   other purposes                                                                       2,793                1,988

Securities and other financial instruments owned:
     Governments and agencies                                                          28,203               18,101
     Corporate equities                                                                21,945               21,278
     Mortgages and mortgage-backed                                                      7,002                8,328
     Corporate debt and other                                                           8,063                7,770
     Derivatives and other contractual agreements                                       5,818                5,285
     Certificates of deposit and other money market instruments                         1,667                3,433
                                                                                ----------------     -----------------
                                                                                       72,698               64,195
                                                                                ----------------     -----------------

Collateralized short-term agreements:
     Securities purchased under agreements to resell                                   73,683               77,808
     Securities borrowed                                                               18,873               18,876

Receivables:
     Brokers, dealers and clearing organizations                                        4,314                2,302
     Customers                                                                          4,437                4,302
     Others                                                                             7,255                7,511

Property, equipment and leasehold improvements (net of
   accumulated depreciation and amortization of $483 in 2001
   and $504 in 2000)                                                                      345                  318

Other assets                                                                              518                  417

Excess of cost over fair value of net assets acquired (net of accumulated
   amortization of $124 in 2001 and $122 in 2000)                                         161                  163
                                                                                ----------------     -----------------

     Total assets                                                                   $ 185,664            $ 180,203
                                                                                ================     =================


            See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
              CONSOLIDATED STATEMENT of FINANCIAL CONDITION - (Continued)
                                   (Unaudited)
                        (In millions, except share data)



                                                                                             February 28          November 30
                                                                                                 2001                 2000

LIABILITIES AND STOCKHOLDER'S EQUITY
Commercial paper and short-term debt                                                          $       814         $        741
Securities and other financial instruments sold but not yet purchased:
     Governments and agencies                                                                      20,012                8,542
     Derivatives and other contractual agreements                                                   4,579                3,824
     Corporate equities                                                                             1,240                2,159
     Corporate debt and other                                                                       3,520                2,909
                                                                                            ---------------     -----------------
                                                                                                   29,351               17,434
                                                                                            ---------------     -----------------
Collateralized short-term financing:
     Securities sold under agreements to repurchase                                                86,262              105,611
     Securities loaned                                                                             30,402               24,082
Advances from Holdings and other affiliates                                                        19,767               15,045
Payables:
     Brokers, dealers and clearing organizations                                                    3,284                3,320
     Customers                                                                                      5,972                4,058
Accrued liabilities and other payables                                                              2,407                2,481
Long-term debt:
     Senior notes                                                                                      99                  207
     Subordinated indebtedness                                                                      3,396                3,586
                                                                                            ---------------     -----------------
         Total liabilities                                                                        181,754              176,565
                                                                                            ---------------     -----------------

Commitments and contingencies


STOCKHOLDER'S EQUITY
Preferred stock,  $0.10 par value;  10,000 shares  authorized;  none outstanding
Common stock, $0.10 par value; 10,000 shares authorized;
  1,006 shares issued and outstanding
Additional paid-in capital                                                                          1,683                1,683
Accumulated other comprehensive income                                                                  3                    2
Retained earnings                                                                                   2,224                1,953
                                                                                                                -----------------
                                                                                            ---------------
         Total stockholder's equity                                                                 3,910                3,638
         Total liabilities and stockholder's equity                                             $ 185,664            $ 180,20



                                                                                            ===============     =================

             See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT of CASH FLOWS
                                   (Unaudited)
                                  (In millions)


                                                                                               Three months ended
                                                                                      --------------------------------------
                                                                                        February 28           February 29
                                                                                            2001                 2000
                                                                                      -----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITES
Net income                                                                              $     271           $       271
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                                             14                     9
     Other adjustments                                                                         (8)                   15
Net change in:
     Cash and securities segregated                                                          (805)               (1,003)
     Securities and other financial instruments owned                                      (8,406)                3,565
     Securities borrowed                                                                        3                (7,386)
     Receivables from brokers, dealers and clearing organizations                          (2,012)                  797
     Receivables from customers                                                              (135)               (1,020)
     Securities and other financial instruments sold but not yet purchased                 11,917                 4,483
     Securities loaned                                                                      6,320                 3,985
     Payables to brokers, dealers and clearing organizations                                  (36)                   65
     Payables to customers                                                                  1,914                   633
     Accrued liabilities and other payables                                                   (82)                 (337)
     Other operating assets and liabilities, net                                              157                 1,159
                                                                                      -----------------     ----------------
         Net cash provided by operating activities                                          9,112                 5,236
                                                                                      -----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITES
Principal repayments of senior notes                                                         (206)                    -
Principal repayments of sub debt                                                             (194)                    -
Net proceeds from commercial paper and short-term debt                                         73                   121
Resale agreements net of repurchase agreements                                            (15,224)               (6,701)
Increase in advances from Holdings and other affiliates                                     4,722                 1,490
                                                                                      -----------------     ----------------
         Net cash used in financing activities                                            (10,829)               (5,090)
                                                                                      -----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold improvements                                   (19)                   (4)
                                                                                      -----------------     ----------------
         Net cash used in investing activities                                                (19)                   (4)
                                                                                      -----------------     ----------------
         Net change in cash and cash equivalents                                           (1,736)                  142
                                                                                      -----------------     ----------------
Cash and cash equivalents, beginning of period                                              2,323                 1,384
                                                                                      -----------------     ----------------

         Cash and cash equivalents, end of period                                       $     587            $    1,526
                                                                                      =================     ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)

                                                                      Interest
paid totaled $4,526 and $3,710 for the three months ended February 28, 2001 and February 29, 2000, respectively.
Income taxes paid totaled $22 for the three months ended February 29, 2001.

             See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation:

The consolidated financial statements include the accounts of Lehman Brothers Inc., a registered broker-dealer ("LBI") and subsidiaries (collectively, the "Company"). LBI is a wholly owned subsidiary of Lehman Brothers Holdings Inc. ("Holdings"). LBI is one of the leading global investment banks serving institutional, corporate, government and high-net-worth individual clients and customers. The Company's worldwide headquarters in New York are complemented by offices in additional locations in North America, Europe, the Middle East, Latin America and the Asia Pacific Region. The Company is engaged in providing financial services. All material intercompany accounts and transactions have been eliminated in consolidation. The Company's financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") with respect to the Form 10-Q and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these consolidated financial statements be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the twelve months ended November 30, 2000 (the "Form 10-K"). The Consolidated Statement of Financial Condition at November 30, 2000 was derived from the audited financial statements.

The nature of the Company's business is such that the results of any interim period may vary significantly from quarter to quarter and may not be indicative of the results to be expected for the fiscal year. Certain prior period amounts reflect reclassifications to conform to the current period's presentation.

2.       Capital Requirements:

As a registered broker-dealer, LBI is subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At February 28, 2001, LBI's regulatory net capital, as defined, of $2,038 million exceeded the minimum requirement by $1,895 million.

As a clearing broker-dealer, the Company has elected to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers ("PAIB calculation"). The PAIB calculation is completed in order for each correspondent firm that uses the Company as its clearing broker-dealer to classify its assets held by the Company as allowable assets in the correspondent's net capital calculation. At February 28, 2001, the Company had a reserve requirement for PAIB of $6 million. Additionally, the Company had $57 million of qualified securities or cash on deposit in a Special Reserve Bank Account as of February 28, 2001.

The Company's "AAA" rated derivatives subsidiaries, Lehman Brothers Financial Products Inc. ("LBFP") and Lehman Brothers Derivative Products Inc. ("LBDP"), have established certain capital and operating restrictions which are reviewed by various rating agencies. At February 28, 2001, LBFP and LBDP each had capital which exceeded the requirement of the most stringent rating agency by approximately $51 million and $25 million, respectively.

Repayment of subordinated indebtedness and certain advances and dividend payments by LBI are restricted by the regulations of the SEC and other regulatory agencies. In addition, certain investments governing the indebtedness of LBI contractually limit its ability to pay dividends.

3.  Derivative Financial Instruments:

Effective December 1, 2000, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires that all derivative instruments be reported on the consolidated statement of financial condition at fair value and establishes criteria for designation and effectiveness of hedging relationships. The adoption of SFAS No. 133 did not have a material effect on the Company's consolidated statement of financial condition or the results of operations.

Most of the Company's derivative transactions are entered into for trading related activities for which the adoption of SFAS No. 133 had no accounting impact. The Company's trading related derivative activities are marked-to-market through earnings as a component of Principal Transactions revenues. The Company also utilizes derivatives for non-trading purposes as an end user to modify the market risk exposures of certain assets and liabilities. In this regard, the Company primarily enters into fair value hedges utilizing interest rate swaps to convert a substantial portion of the Company's fixed rate long-term debt and certain term fixed rate secured financing activities to a floating interest rate. The ineffective portion of the fair value hedges were included in "Interest Expense" on the consolidated statement of income and were immaterial for the three months ended February 28, 2001.

Market or fair value for trading-related instruments is generally determined by either quoted market prices (for exchange-traded futures and options) or pricing models (for over-the-counter swaps, forwards and options). Pricing models utilize a series of market inputs to determine the present value of future cash flows, with adjustments, as required for credit risk and liquidity risk. Further valuation adjustments may be recorded, as deemed appropriate for new or complex products or for positions with significant concentrations. These adjustments are integral components of the mark-to-market process. Credit-related valuation adjustments represent estimates of expected losses which incorporate business and economic conditions, historical experience, concentrations, and the character, quality and performance of credit sensitive financial instruments.

Unrealized gains and losses on derivative contracts are recorded on a net basis in the Consolidated Statement of Financial Condition for those transactions with counterparties executed under a legally enforceable master netting agreement and are netted across products when such provisions are stated in the master netting agreement. Listed in the following table is the fair value of the Company's trading-related derivative activities. Assets and liabilities represent net unrealized gains (amounts receivable from counterparties) and net unrealized losses (amounts payable to counterparties), respectively.




                                                                   Fair Value*                      Fair Value*
                                                                February 28, 2001                November 30, 2000
                                                          -------------------------------- ---------------------------------
(in millions)                                               Assets          Liabilities      Assets           Liabilities
-------------------------------------------------------- -------------- -- -------------- -------------- --- --------------
Interest rate and currency swaps and options
(including caps, collars and floors)                         $ 4,275           $ 2,901        $ 3,918            $ 2,331
Foreign exchange forward contracts and options                   467               348            305                285
Other fixed income securities contracts
  (includingoptions and TBAs)                                    294               349            412                415
Equity contracts (including equity swaps,
   warrants and options)                                          782               981            650                793
                                                         -------------- -- -------------- -------------- --- --------------

         Total                                               $ 5,818           $ 4,579        $ 5,285            $ 3,824
                                                         -------------- -- -------------- -------------- --- --------------

*    Amounts  represent  carrying  value  (exclusive of  collateral)  and do not
     include   receivables  or  payables  related  to  exchange-traded   futures
     contracts.

Assets included in the table above represent the Company's net receivable/payable for derivative financial instruments before consideration of collateral. Included within the $5,818 million fair value of assets at February 28, 2001 was $5,038 million related to swaps and other OTC contracts and $780 million related to exchange-traded option and warrant contracts. Included within the $5,285 million fair value of assets at November 30, 2000 was $4,638 million related to swaps and other OTC contracts and $647 million related to exchange-traded option and warrant contracts.

With respect to OTC contracts, including swaps, the Company views its net credit exposure to third-parties to be $4,085 million at February 28, 2001, representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of amounts due from affiliates of $404 million and collateral of $549 million. Presented below is an analysis of the Company's net credit exposure at February 28, 2001 for OTC contracts based upon actual ratings made by external rating agencies or by equivalent ratings established and utilized by the Company's Credit Risk Management Department.



 Counterparty             S&P/Moody's         Net Credit
 Risk Rating              Equivalent           Exposure
 -----------              ----------           --------
      1                     AAA/Aaa              26%
      2                AA-/Aa3 or higher         28%
      3                 A-/A3 or higher          26%
      4               BBB-/Baa3 or higher        15%
      5                BB-/Ba3 or higher          4%
      6                 B+/B1 or lower            1%

The Company is also subject to credit risk related to its exchange-traded derivative contracts. Exchange-traded contracts, including futures and certain options, are transacted directly on the exchange. To protect against the potential for a default, all exchange clearinghouses impose net capital requirements for their membership. Additionally, exchange clearinghouses require counterparties to futures contracts to post margin upon the origination of the contracts and for any changes in the market value of the contracts on a daily basis (certain foreign exchanges provide for settlement within three days). Therefore, the potential for losses from exchange-traded products is limited.

For a further discussion of the Company's derivative related activities, refer to Notes 1 and 8 to the Consolidated Financial Statements included in the Form 10-K.

4.       Other Commitments and Contingencies:

In connection with its financing activities, the Company had outstanding commitments under certain lending arrangements of approximately $3.0 billion at February 28, 2001 and November 30, 2000. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness.

In addition, the Company, through its high grade and high yield sales, trading and underwriting activities, makes commitments to extend credit in loan syndication transactions and then participates out a significant portion of these commitments. The Company had lending commitments to high grade borrowers of $3.0 billion and $2.7 billion at February 28, 2001 and November 30, 2000, respectively. In addition, lending commitments to high yield borrowers totaled $767 million and $935 million at February 28, 2001 and November 30, 2000, respectively. All of these commitments and any related draw-downs of these facilities are typically secured against the borrowers' assets, have fixed maturity dates and are generally contingent upon certain representations, warranties and contractual conditions applicable to the borrower. Total commitments are not indicative of actual risk or funding requirements, as the commitments may not be drawn or fully utilized, and the Company will continue to syndicate and/or sell these commitments.

At February 28, 2001 and November 30, 2000, the Company had commitments to invest up to $543 million and $282 million, respectively, directly and through partnerships in private equity related investments. These commitments will be funded as required through the end of the respective investment periods, principally expiring in 2004.

In the normal course of its business, the Company has been named a defendant in a number of lawsuits and other legal proceedings. Although there can be no assurances as to the ultimate outcome, the Company has denied, or believes it has a meritorious defense and will deny, liability in all significant cases pending against it, and intends to defend vigorously each such case, and based on information currently available and established reserves, the Company believes that the eventual outcome of the actions against it will not, in the aggregate, have a material adverse effect on the consolidated financial position or results of operations of the Company.

As a leading global investment bank, risk is an inherent part of all of the Company's businesses and activities. The extent to which the Company properly and effectively identifies, assesses, monitors and manages each of the various types of risks involved in its trading (including derivatives), brokerage, and investment banking activities is critical to the success and profitability of the Company. The principal types of risks involved in the Company's activities are market risk, credit or counterparty risk and transaction risk. Management has developed a control infrastructure throughout the Company to monitor and manage these risks on a global basis. For further discussion of these matters, refer to Note 10 to the Consolidated Financial Statements, included in the Form 10-K.

5.       Segments

The Company operates in three segments:Investment Banking, Capital Markets, and Client Services.

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

Client Services revenues reflect earnings from the Company's private client and private equity businesses. Private client revenues reflect the Company's high-net-worth retail customer flow activities as well as asset management fees earned from these clients. Private equity revenues include the management and incentive fees earned in the Company's role as general partner for private equity partnerships.

Certain prior period segment information has been reclassified to conform to the current period presentation.

The Company's segment information for the first quarter of 2001 and 2000 is presented below and was developed consistent with the accounting policies used to prepare the Company's consolidated financial statements.

                                      Investment             Capital           Client Services
(in millions)                           Banking              Markets                                     Total
                                    ----------------    ------------------    ------------------    -----------------
February 28, 2001

Net revenue                                   $ 347                 $ 741             $ 189                  $ 1,277
                                    ================    ==================    ==================    =================
Earnings before taxes                          $ 59                 $ 296            $   58                    $ 413
                                    ================    ==================    ==================    =================
Segment assets (billions)                      $0.8               $ 179.5            $  5.4                  $ 185.7
                                    ================    ==================    ==================    =================

February 29, 2000

Net revenue                                   $ 383                 $ 760             $ 175                  $ 1,318
                                    ================    ==================    ==================    =================
Earnings before taxes                          $ 81                 $ 290            $   59                    $ 430
                                    ================    ==================    ==================    =================

Segment assets (billions)                      $0.5                $143.5            $  6.2                  $ 150.2
                                    ================    ==================    ==================    =================

The following are net revenues by geographic region:

                                                              February 28           February 29
(in millions)                                                    2001                   2000
                                                           ------------------    -------------------

Americas                                                         $ 1,103               $ 1,195
Europe                                                               148                    65
Asia Pacific and other                                                26                    58
                                                           ------------------    -------------------
      Total                                                      $ 1,277               $ 1,318
                                                           ==================    ===================


The following information describes the Company's methods of allocating consolidated net revenues to geographic regions. Net revenues, if syndicate, trading or sales related, have been distributed based upon the location where the primary or secondary position was fundamentally risk managed; if fee-related, by the location of the senior coverage banker. In addition, certain revenues associated with domestic products and services which resulted from relationships with international clients and customers have been reclassified as international revenues using an allocation consistent with the Company's internal reporting.

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

ITEM 2               LEHMAN BROTHERS INC. and SUBSIDIARIES
                 MANAGEMENT'S ANALYSIS of RESULTS of OPERATIONS


Forward-Looking Statements

Some of the statements contained in this Management's Analysis of Results of Operations, including those relating to the Company's strategy and other statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements are not historical facts but instead represent only the Company's expectations, estimates and projections regarding future events. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include market, credit or counterparty, liquidity, legal and operational risks. Market risks include changes in interest and foreign exchange rates and securities valuations, global economic and political trends and industry competition. The Company's actual results and financial condition may differ, perhaps materially, from the anticipated results and financial condition in any such forward-looking statements. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations
For the Three Months Ended February 28, 2001 and February 29, 2000

The Company reported net income of $271 million for the quarter ended February 28, 2001, unchanged from to the amount reported for the quarter ended February 29, 2000.

The Company believes these results are relatively strong, given the very difficult market environment experienced during the quarter, and demonstrate the growing breadth of the franchise. During the first quarter of 2001, the Company continued to selectively grow its high margin investment banking and equities businesses through increased headcount and product offerings. In addition, through the Company's continued emphasis on expense discipline, non-personnel expenses increased only 6% compared to the fourth quarter of 2000 consistent with a 6% increase in net revenues.

The Company is segregated into the following three business segments (each of which is described below): Investment Banking, Capital Markets and Client Services. Each segment represents a group of activities and products with similar characteristics. These business activities result in revenues from both institutional and high-net-worth retail clients which are recognized across the different revenue categories contained in the Company's Consolidated Statement of Income. (Net revenues by segment also contain certain internal allocations, including funding costs, which are centrally managed.)

Three Months Ended February 28, 2001 and February 29, 2000


(in millions)                               Net Revenues
                                               for the
                                         Three Months Ended
                                  ----------------------------------
                                      Feb 28             Feb 29
                                        2001               2000
                                  ---------------    ---------------
Investment Banking                  $    347           $    383
Capital Markets                          741                760
Client Services                          189                175
                                  ---------------    ---------------
Total                                $ 1,277            $ 1,318
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

Investment Banking's net revenues decreased 9% during the Investment Banking Net Revenues first quarter to $347 million from $383 million in the first quarter of 2000, reflecting the weak market conditions for equity originations, partially offset by stronger fixed income underwriting activity.

                   Investment Banking Net Revenues
      ---------------------- ------------------------------
      (in millions)               Three Months Ended
                              February 28     February 29
                                  2001           2000
      ---------------------- --------------- --------------
      Equity Underwriting       $   68           $ 159
      Debt Underwriting            182             111
      Merger            and
        Acqui-sition
        Advisory                    97             113
      ---------------------- --------------- --------------
                                 $ 347           $ 383
      ---------------------- --------------- --------------

Equity origination revenues were significantly down compared to the year-ago period, consistent with an overall decline in common stock underwriting in the global marketplace as a result of the deterioration in the equity markets. Much of the equity capital raised during the quarter was in the form of convertible securities, which is a more conservative investment class and generally carries smaller underwriting fees. However, the benefits of the Company's growth strategy in investment banking and equities were evidenced by a higher global equity origination volume share which increased during the quarter.

Debt underwriting revenues totaled $182 million for the first quarter of 2001, a 64% increase over the prior year's comparable period as fees from high grade and high yield were both up compared to last year's first quarter. Fixed income origination benefited this quarter from the actions of the Federal Reserve, tightening credit and swap spreads, a steepening of the yield curve to a more normal shape and issuers' move to raise lower-coupon long-term debt to replace some of their short-term debt. In addition, contributing to these results was the increase in the Company's global market share for high yield underwriting, which grew significantly as compared to full year 2000, from 5.0% for calendar-year 2000 to 7.2% for the fiscal first quarter of 2001, combined with a 19% increase in market volume during the period, according to Thomson Financial Securities Data Corp.

Merger and acquisition advisory revenues for the first quarter of 2001 were $97 million slightly lower than first quarter of 2000 results.

Capital Markets This segment's net revenues reflect institutional flow activities and secondary trading and financing activities related to fixed income and equity products. These products include a wide range of cash, derivative, secured financing and structured instruments.


Capital Markets' net revenues were $741 million for the first quarter of 2001, down 3% from the first quarter of 2000. Excluding a $150 million realized gain from a single private equity related principal investment in the first quarter of 2000, net revenues increased by 21%, during a quarter which experienced volatile markets and a broad devaluation of equity securities.

               Capital Markets Net Revenues
   ---------------------- ------------------------------
   (in millions)               Three Months Ended
                           February 28     February 29
                               2001           2000
   ---------------------- --------------- --------------
   Equities                   $ 338           $ 494
   Fixed Income                 403             266
   ---------------------- --------------- --------------
                              $ 741           $ 760
   ---------------------- --------------- --------------


The overall consistency of Capital Markets' revenues during these difficult market conditions demonstrates the strength of the Company's institutional "customer flow" business. This customer flow business provides the Company with a relatively stable form of revenues as customers rebalance their portfolio across market cycles with the full array of capital market products that are provided by the Company.

Net revenues from the equity component of Capital Markets were $338 million in the first quarter of 2001, relatively unchanged from the first quarter of 2000, after adjusting first quarter 2000 results for the private equity gain described above. Despite significant declines in the major market indices, the Company's institutional market volumes were up versus the year-ago period. This activity led to strong returns from equity cash businesses in the U.S., convertible securities and equity derivative activities.

Net revenues from the fixed income component of Capital Markets increased 52% from the first quarter of 2000 as the yield curve began to return to a more normal slope and credit spreads tightened. Increases were driven by improved institutional flow in credit products, particularly high grade and high yield bonds, and municipals. Given the heightened level of global uncertainty, foreign exchange revenues from customer flow activities also increased.

Client Services Client Services net revenues reflect earnings from the Company's private client and private equity businesses. Private client net revenues reflect the Company's high-net-worth retail customer flow activities as well as asset management fees. Private equity net revenues include the management and incentive fees earned in the Company's role as general partner for private equity partnerships.


Client Services' net revenues were $189 million in the first Client Services Net Revenues quarter of 2001 compared to $175 million in the first quarter of 2000. Client Services' results improved slightly as the Company's high-net-worth retail sales force had its strongest production quarter ever.


               Client Services Net Revenues
  ---------------------- ------------------------------
  (in millions)               Three Months Ended
                          February 28     February 29
                              2001           2000
  ---------------------- --------------- --------------
  Private Client             $ 187           $ 174
  Private Equity                 2               1
  ---------------------- --------------- --------------
                             $ 189           $ 175
  ---------------------- --------------- --------------

Non-Interest Expenses Non-interest expenses were $864 million for the first quarter of 2001 compared to $888 million for the first quarter of 2000. Compensation and benefits expense as a percentage of net revenues decreased to 51.0% for the quarter compared to the prior year first quarter of 52.8%. Nonpersonnel expenses were $213 million for the first quarter of 2001, $201 million for the fourth of 2000 and $192 million for the first quarter of 2000. The increase in nonpersonnel expenses from the first quarter of 2000 is consistent with the increase in headcount and also reflects the Company's continued investment in technology.

Income Taxes The Company's income tax provision was $142 million for the first quarter of 2001 versus $159 million for the first quarter of 2000. The effective tax rate was 34.4% for the first quarter of 2001 lower than the first quarter of 2000 tax rate of 37.0%. The decrease in the effective tax rate was primarily due to the impact of certain tax preference items.

New Accounting Developments


In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB No. 125" ("SFAS 140"). SFAS 140 carries over the fundamental control premise of SFAS No. 125, which requires an entity to recognize only assets it controls and to derecognize assets only when control has been surrendered. SFAS 140 amends the control framework of SFAS 125 by revising the criteria to be used for evaluating whether a financial asset is controlled and providing new criteria necessary to meet the definition of a Qualifying

Special Purpose Entity ("QSPE").   A  QSPE  is  a   limited-purpose   vehicle
often  used  for  asset securitizations.


SFAS 140 will also change the accounting for collateral. SFAS 140 will no longer require entities to recognize controlled collateral as an asset on the balance sheet. Rather, SFAS 140 will require entities to separately classify financial assets owned and pledged. SFAS 140 also requires new disclosures for collateral and retained interests in securitizations.

SFAS 140 has multiple effective dates. The accounting for new transfers of financial assets will begin March 31, 2001 unless grandfathering provisions have been met. The new collateral accounting rules will be effective for the Company as of November 30, 2001. The adoption of SFAS 140 is not expected to have a material impact to the Company's financial position or results of operations.

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


McNamara et al. v. Bre-X Minerals Ltd. et al. (Reported in LBI's 2000 Annual Report on Form 10-K)

  On March 30, 2001, the Court filed a Memorandum Opinion and Order, dismissing the claims against LBI with prejudice.

Harold Gillet,  et al. v. Goldman Sachs & Co., et al.; Yakov Prager, et al.
v. Goldman, Sachs & Co., et al.; David Holzman, et al. v. Goldman, Sachs & Co., et al. (Reported in LBI's 2000 Annual Report on Form 10-K)

  On March 15, 2001, another related class action was filed in the United States District Court for the Southern District of New York. That case, captioned Equalnet Communications Corp. v. Goldman Sachs Group, Inc., et al., is brought by a bankrupt issuer of securities. The complaint in Equalnet names over 25 underwriter defendants, including LBI, and is substantially identical to the Gillet complaint.

ITEM 6   Exhibits and Reports on Form 8-K


(a)      Exhibits:

         The following exhibits are filed as part of this Quarterly Report, or where indicated, were heretofore filed and are hereby incorporated by reference:

         12 Computation of Ratio of Earnings to Fixed Charges (filed herewith)

(b)      Reports on Form 8-K:

         The following reports on Form 8-K were filed during the quarter for which this Quarterly Report is filed:

         None

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          LEHMAN BROTHERS INC.
                                              (Registrant)




Date:    April 16, 2001           By:             /s/ David Goldfarb
                                    --------------------------------------------
                                                 Chief Financial Officer
                                                (Principal Financial Officer)

                                  EXHIBIT INDEX



Exhibit No.                Exhibit

Exhibit 12                 Computation of Ratio of Earnings to Fixed Charges