Form 10-Q
period 2001-05-31
LEHMAN BROTHERS INC//
filed 2001-07-16
CIK 728586

==========================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark one)
     |X|       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2001

                                       OR

     |_|       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                          Commission file number 1-6817

                              Lehman Brothers Inc.
             (Exact name of registrant as specified in its charter)

                 Delaware                               13-2518466
(State or other jurisdiction of          (I.R.S.Employer Identification No.)
 incorporation or organization)

       3 World Financial Center
          New York, New York                              10285
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

As of July 16, 2001, 1,006 shares of the Registrant's Common Stock, par value $0.10 per share, were outstanding.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES

                                    FORM 10-Q

                       FOR THE QUARTER ENDED MAY 31, 2001

                                      INDEX


   Part I.      FINANCIAL INFORMATION                                     Page
                                                                         Number
     Item 1.    Financial Statements - (unaudited)

                Consolidated Statement of Income -
                Three and Six Months Ended
                May 31, 2001 and May 31, 2000..................................3

                Consolidated Statement of Financial Condition -
                May 31, 2001 and November 30, 2000.............................5

                Consolidated Statement of Cash Flows -
                Six Months Ended
                May 31, 2001 and May 31, 2000..................................7

                Notes to Consolidated Financial Statements.....................8

   Item 2.      Management's Analysis of Results of Operations................15


   Part II.     OTHER INFORMATION

   Item 1.      Legal Proceedings.............................................21

   Item 6.      Exhibits and Reports on Form 8-K..............................23

   Signature  ................................................................24

EXHIBIT INDEX.................................................................25

   Exhibits

                      LEHMAN BROTHERS INC. and SUBSIDIARIES


                         PART I - FINANCIAL INFORMATION

ITEM 1                    Financial Statements

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                        CONSOLIDATED STATEMENT of INCOME
                                   (Unaudited)
                                  (In millions)


                                                                   Three months ended
                                                          -------------------------------------
                                                              May 31               May 31
                                                               2001                 2000
                                                          ----------------     ----------------
           Revenues
                Principal transactions                       $    679             $    349
                Investment banking                                426                  282
                Commissions                                       221                  160
                Interest and dividends                          3,616                4,288
                Other                                               6                   17
                                                          ----------------     ----------------
                    Total revenues                              4,948                5,096
           Interest expense                                     3,421                4,185
                                                          ----------------     ----------------
                    Net revenues                                1,527                  911
                                                          ----------------     ----------------
           Non-interest expenses
                Compensation and benefits                         778                  470
                Brokerage and clearance                            57                   50
                Technology and communications                      67                   49
                Business development                               34                   29
                Professional fees                                  19                   22
                Occupancy                                          13                   15
                Management fee                                     20                   34
                Other                                              12                   11
                                                          ----------------     ----------------
                    Total non-interest expenses                 1,000                  680
                                                          ----------------     ----------------
           Income before taxes                                    527                  231
                Provision for income taxes                        155                   69
                                                          ----------------     ----------------

           Net income                                        $    372             $    162
                                                          ================     ================

          See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                        CONSOLIDATED STATEMENT of INCOME
                                   (Unaudited)
                                  (In millions)


                                                                    Six months ended
                                                          -------------------------------------
                                                              May 31               May 31
                                                               2001                 2000
                                                          ----------------     ----------------

           Revenues
                Principal transactions                      $   1,280            $   1,044
                Investment banking                                775                  666
                Commissions                                       438                  327
                Interest and dividends                          8,211                8,053
                Other                                              15                   27
                                                          ----------------     ----------------
                    Total revenues                             10,719               10,117
           Interest expense                                     7,915                7,889
                                                          ----------------     ----------------
                    Net revenues                                2,804                2,228
                                                          ----------------     ----------------
           Non-interest expenses
                Compensation and benefits                       1,429                1,167
                Technology and communications                     122                   98
                Brokerage and clearance                           116                  100
                Business development                               66                   50
                Professional fees                                  38                   40
                Occupancy                                          32                   30
                Management fee                                     35                   56
                Other                                              26                   26
                                                          ----------------     ----------------

                    Total non-interest expenses                 1,864                1,567
                                                          ----------------     ----------------
           Income before taxes                                    940                  661
                Provision for income taxes                        297                  227
                                                          ----------------     ----------------

           Net income                                      $      643           $      434
                                                          ================     ================




              See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENT of FINANCIAL CONDITION
                                   (Unaudited)
                                  (In millions)


                                                                                    May 31             November 30
                                                                                     2001                  2000
                                                                                ----------------     -----------------
ASSETS
Cash and cash equivalents                                                       $        497         $     2,323

Cash and securities segregated and on deposit for regulatory and
other purposes                                                                         2,200               1,988

Securities and other financial instruments owned:
     Governments and agencies                                                         17,161              18,101
     Corporate equities                                                               15,640              21,278
     Mortgages and mortgage-backed                                                     6,133               8,328
     Corporate debt and other                                                          7,949               7,770
     Derivatives and other contractual agreements                                      5,456               5,285
     Certificates of deposit and other money market instruments                        1,978               3,433
                                                                                ----------------     -----------------
                                                                                      54,317              64,195
                                                                                ----------------     -----------------

Collateralized short-term agreements:
     Securities purchased under agreements to resell                                  69,619              77,808
     Securities borrowed                                                              28,866              18,876

Receivables:
     Brokers, dealers and clearing organizations                                       4,511                2,302
     Customers                                                                         4,219                4,302
     Others                                                                           10,363                7,511

Property, equipment and leasehold improvements (net of
   accumulated depreciation and amortization of $408 in 2001
   and $504 in 2000)                                                                     389                 318

Other assets                                                                             416                 417

Excess of cost over fair value of net assets acquired (net of accumulated
   amortization of $127 in 2001 and $122 in 2000)                                        159                 163
                                                                                ----------------     -----------------

     Total assets                                                                  $ 175,556           $ 180,203



              See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
           CONSOLIDATED STATEMENT of FINANCIAL CONDITION - (Continued)
                                   (Unaudited)
                        (In millions, except share data)



                                                                                        May 31            November 30
                                                                                         2001                 2000
                                                                                    ---------------     -----------------
LIABILITIES AND STOCKHOLDER'S EQUITY
Commercial paper and short-term debt                                                 $      702         $        741
Securities and other financial instruments sold but not yet purchased:
     Governments and agencies                                                            11,962               8,542
     Derivatives and other contractual agreements                                         3,976               3,824
     Corporate equities                                                                   2,689               2,159
     Corporate debt and other                                                             3,783               2,909
                                                                                    ---------------     -----------------
                                                                                         22,410              17,434
                                                                                    ---------------     -----------------
Collateralized short-term financing:
     Securities sold under agreements to repurchase                                      83,129             105,611
     Securities loaned                                                                   31,212              24,082
Advances from Holdings and other affiliates                                              19,378              15,045
Payables:
     Brokers, dealers and clearing organizations                                          2,798               3,320
     Customers                                                                            4,307               4,058
Accrued liabilities and other payables                                                    2,345               2,481
Long-term debt:
     Senior notes                                                                         1,848                 207
     Subordinated indebtedness                                                            4,198               3,586
                                                                                    ---------------     -----------------
         Total liabilities                                                              172,327             176,565
                                                                                    ---------------     -----------------

Commitments and contingencies


STOCKHOLDER'S EQUITY
Preferred stock, $0.10 par value; 10,000 shares authorized; none outstanding
Common stock, $0.10 par value; 10,000 shares authorized;
  1,006 shares issued and outstanding
Additional paid-in capital                                                                1,683               1,683
Accumulated other comprehensive income                                                        2                   2
Retained earnings                                                                         1,544               1,953
                                                                                                        -----------------
                                                                                    ---------------
         Total stockholder's equity                                                       3,229               3,638
                                                                                    ---------------     -----------------

         Total liabilities and stockholder's equity                                   $ 175,556           $ 180,203
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

                      LEHMAN BROTHERS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT of CASH FLOWS
                                   (Unaudited)
                                  (In millions)


                                                                                                Six months ended
                                                                                      --------------------------------------
                                                                                           May 31               May 31
                                                                                            2001                 2000
                                                                                      -----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                             $     643          $        434
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                                            39                    19
     Other adjustments                                                                       (18)                   27
Net change in:
     Cash and securities segregated                                                          (212)                 (781)
     Securities and other financial instruments owned                                       9,960                (5,566)
     Securities borrowed                                                                   (9,990)              (14,211)
     Receivables from brokers, dealers and clearing organizations                          (2,209)                  351
     Receivables from customers                                                                83                (1,729)
     Securities and other financial instruments sold but not yet purchased                  4,976                 6,164
     Securities loaned                                                                      7,130                17,541
     Payables to brokers, dealers and clearing organizations                                 (522)                1,181
     Payables to customers                                                                    249                  (537)
     Other operating assets and liabilities, net                                           (3,004)                 (238)
                                                                                      -----------------     ----------------

         Net cash provided by operating activities                                          7,125                 2,655
                                                                                      -----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior notes                                                      1,765                     -
Principal payments of senior notes                                                           (207)                    -
Proceeds from issuance of subordinated indebtedness                                           800                     -
Principal payments of subordinated indebtedness                                              (194)                    -
Net proceeds from (payments for) commercial paper and short-term debt                         (39)                  399
Resale agreements net of repurchase agreements                                            (14,293)               (3,438)
Increase (decrease) in advances from Holdings and other affiliates                          4,333                  (628)
Dividends paid                                                                             (1,060)                  (65)
                                                                                      -----------------     ----------------
                                                                                      -----------------     ----------------
         Net cash used in financing activities                                             (8,895)               (3,732)
                                                                                      -----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold improvements                                   (56)                  (13)
                                                                                      -----------------     ----------------
         Net cash used in investing activities                                                (56)                  (13)
                                                                                      -----------------     ----------------
         Net change in cash and cash equivalents                                           (1,826)               (1,090)
                                                                                      -----------------     ----------------
Cash and cash equivalents, beginning of period                                              2,323                 1,384
                                                                                      -----------------     ----------------
         Cash and cash equivalents, end of period                                     $       497           $        294
                                                                                      =================     ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)

Interest paid totaled $7,969 and $7,883 for the six months ended May 31, 2001 and May 31, 2000, respectively. Income taxes paid totaled $524 and $413 for the six months ended May 31, 2001 and May 31, 2000.


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

2.       Capital Requirements:

As a registered broker-dealer, LBI is subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At May 31, 2001, LBI's regulatory net capital, as defined, of $1,886 million exceeded the minimum requirement by $1,753 million.

As a clearing broker-dealer, the Company has elected to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers ("PAIB calculation"). The PAIB calculation is completed in order for each correspondent firm that uses the Company as its clearing broker-dealer to classify its assets held by the Company as allowable assets in the correspondent's net capital calculation. At May 31, 2001, the Company had a reserve requirement for PAIB of $6 million. Additionally, the Company had $56 million of qualified securities or cash on deposit in a Special Reserve Bank Account as of May 31, 2001.

The Company's "AAA" rated derivatives subsidiaries, Lehman Brothers Financial Products Inc. ("LBFP") and Lehman Brothers Derivative Products Inc. ("LBDP"), have established certain capital and operating restrictions which are reviewed by various rating agencies. At May 31, 2001, LBFP and LBDP each had capital which exceeded the requirement of the most stringent rating agency by approximately $46 million and $26 million, respectively.

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

                     LEHMAN BROTHERS INC. and SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS


3.     Derivative Financial Instruments:

Effective December 1, 2000, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires that all derivative instruments be reported on the consolidated statement of financial condition at fair value and establishes criteria for designation and effectiveness of hedging relationships. The adoption of SFAS No. 133, as of December 1, 2000, did not have a material effect on the Company's consolidated statement of financial condition or the results of operations.

Most of the Company's derivative transactions are entered into for trading related activities for which the adoption of SFAS No. 133 had no impact. The Company's trading related derivative activities are marked-to-market through earnings as a component of Principal Transactions revenues. The Company also utilizes derivatives for non-trading purposes as an end user to modify the market risk exposures of certain assets and liabilities. In this regard, the Company primarily enters into fair value hedges utilizing interest rate swaps to convert a substantial portion of the Company's fixed rate long-term debt and certain term fixed rate secured financing activities to a floating interest rate. The ineffective portion of the fair value hedges were included in "Interest Expense" on the consolidated statement of income and were not material to the Company's results for the three and six months ended May 31, 2001.

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


                                                                   Fair Value*                        Fair Value*
                                                                   May 31, 2001                    November 30, 2000
                                                         --------------------------------- ----------------------------------
(in millions)                                               Assets          Liabilities       Assets           Liabilities
-------------------------------------------------------- -------------- -- --------------- -------------- --- ---------------
Interest rate and currency swaps and options
  (including caps, collars and floors)                       $ 4,157            $ 2,498        $ 3,918            $ 2,331
Foreign exchange forward contracts and options                   407                118            305                285
Other fixed income securities contracts
  (including options and TBAs)                                   284                612            412                415
Equity contracts (including equity swaps,
  warrants and options)                                          608                748            650                793
                                                         -------------- -- --------------- -------------- --- ---------------

         Total                                               $ 5,456            $ 3,976        $ 5,285            $ 3,824
                                                         -------------- -- --------------- -------------- --- ---------------

* Amounts represent carrying value (exclusive of collateral) and do not include receivables or payables related to exchange-traded futures contracts.

Assets included in the table above represent the Company's net receivable/payable for derivative financial instruments before consideration of collateral. Included within the $5,456 million fair value of assets at May 31, 2001 was $4,849 million related to swaps and other OTC contracts and $607 million related to exchange-traded option and warrant contracts. Included within the $5,285 million fair value of assets at November 30, 2000 was $4,638 million related to swaps and other OTC contracts and $647 million related to exchange-traded option and warrant contracts.

With respect to OTC contracts, including swaps, the Company views its net credit exposure to be $3,739 million at May 31, 2001, representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of amounts due from affiliates of $321 million and collateral of $789 million. Presented below is an analysis of the Company's net credit exposure at May 31, 2001 for OTC contracts based upon actual ratings made by external rating agencies or by equivalent ratings established and utilized by the Company's Credit Risk Management Department.



  Counterparty                S&P/Moody's                    Net Credit
  Risk Rating                 Equivalent                      Exposure
  -----------                 ----------                      --------
       1                        AAA/Aaa                         22%
       2                   AA-/Aa3 or higher                    25%
       3                    A-/A3 or higher                     28%
       4                  BBB-/Baa3 or higher                   21%
       5                   BB-/Ba3 or higher                     3%
       6                    B+/B1 or lower                       1%


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

4.       Securitizations

The Company is a market leader in the mortgage- and asset-backed securitization market. In connection with these activities, the Company securitizes commercial and residential mortgages, home equity loans, government and corporate bonds, and lease and trade receivables. Lehman Brothers may retain an interest in the financial assets it securitizes ("Retained Interests") which may include assets in the form of residual interests or one or more subordinate tranches. The Company records its Securities and Other Financial Instruments Owned, including Retained Interests, at fair value with changes in fair value reported in earnings. Fair value is determined based upon listed market prices, if available. Where listed market prices are not available, fair value is determined based on other relevant factors, including broker or dealer price quotations and valuation pricing models which take into account time value and volatility factors underlying the financial instruments among other factors. Retained interests in securitized assets were not material as of May 31, 2001. During the second quarter of 2001, the Company securitized approximately $10.4 billion of financial assets.

5.     Other Commitments and Contingencies:

In connection with its financing activities, the Company had outstanding commitments under certain collateralized lending arrangements of approximately $3.1 billion and $3.0 billion at May 31, 2001 and November 30, 2000, respectively. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness.

In addition, the Company, through its high grade and high yield sales, trading and underwriting activities, makes commitments to extend credit in loan syndication transactions and then participates out a significant portion of these commitments. The Company had lending commitments to high grade borrowers of $3.2 billion, $3.0 billion and $2.7 billion at May 31, 2001, February 28, 2001 and November 30, 2000, respectively. In addition, lending commitments to high yield borrowers totaled $918 million, $767 million and $935 million at May 31, 2001, February 28, 2001 and November 30, 2000, respectively. All of these commitments and any related draw-downs of these facilities are typically secured against the borrowers' assets, have fixed maturity dates and are generally contingent upon certain representations, warranties and contractual conditions applicable to the borrower. Total commitments are not indicative of actual risk or funding requirements, as the commitments may not be drawn or fully utilized, and the Company will continue to syndicate and/or sell these commitments.

At May 31, 2001 and November 30, 2000, the Company had commitments to invest up to $369 million and $282 million, respectively, directly and through partnerships in private equity related investments. These commitments will be funded as required through the end of the respective investment periods, principally expiring in 2004.

In the normal course of its business, the Company has been named a defendant in a number of lawsuits and other legal proceedings. Although there can be no assurances as to the ultimate outcome, the Company has denied, or believes it has a meritorious defense and will deny, liability in all significant cases pending against it, and intends to defend vigorously each such case, and based on information currently available, the Company believes that the eventual outcome of the actions against it will not, in the aggregate, have a material adverse effect on the consolidated financial position or results of operations of the Company.

At May 31, 2001, the net fair value of securities received as collateral that have not been sold or repledged totaled approximately $10 billion. The gross fair value of securities received as collateral where the Company was permitted to sell or repledge the securities was approximately $150 billion. Of this collateral, approximately $140 billion has been sold or repledged, generally as collateral under repurchase agreements or to cover securities and other financial instruments sold but not yet purchased.

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

6.       Segments

The Company operates in three segments: Investment Banking, Capital Markets, and Client Services.

The Investment Banking Division provides advice to corporate, institutional and government clients throughout the world on mergers, acquisitions and other financial matters. The Division also raises capital for clients by underwriting public and private offerings of debt and equity securities.

The Capital Markets Division includes the Company's institutional sales, trading, research and financing activities in equity and fixed income cash and derivatives products. The Company is a global market-maker in numerous equity and fixed income products, including U.S., European and Asian equities, government and agency securities, money market products, corporate high grade, high yield and emerging market securities, mortgage- and asset-backed securities, municipal securities, bank loans, foreign exchange and derivative products. The Division also includes the Company's risk arbitrage and secured financing businesses, as well as realized and unrealized gains and losses related to the Company's direct private equity investments. The financing businesses manage the Company's equity and fixed income matched book activities, supply secured financing to institutional clients and customers, and provide secured funding for the Company's inventory of equity and fixed income products.

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

The Company's segment information for the three and six months ended May 31, 2001 and May 31, 2000 is presented below and was developed consistent with the accounting policies used to prepare the Company's consolidated financial statements.




                                             Three Months Ended                            Six Months Ended
                                     -----------------------------------          ------------------------------------
                                         May 31             May 31                    May 31              May 31
(in millions)                             2001               2000                      2001                2000
                                     ----------------   ----------------          ----------------    ----------------
Investment Banking:
   Net Revenue                        $     426         $      282                $     773          $       665
                                     ================   ================          ================    ================
   Earnings before taxes              $      93         $      100                $     152          $       225

                                     ================    ================         ================    ================
   Segment assets (billions)          $     0.8         $      0.4               $      0.8         $        0.4
                                     ================   ================          ================    ================

Capital Markets:
   Net Revenue                        $     918          $     457                 $  1,659           $    1,216
                                     ================   ================          ================    ================
   Earnings before taxes              $     387          $     132                 $    683          $       441

                                     ================   ================          ================   ================
   Segment assets (billions)          $   170.8           $  175.5                $   170.8           $    175.5
                                     ================   ================          ================    ================

Client Services:
   Net Revenue                        $     183          $     172                 $    372          $       347
                                     ================   ================          ================    ================
   Earnings before taxes              $      47         $       (1)               $     105          $        (5)
                                     ================   ================          ================    ================
   Segment assets (billions)          $     4.0         $      4.4                $     4.0         $        4.4
                                     ================   ================          ================    ================

Total:
   Net Revenue                        $    1,527        $      911                $   2,804           $     2,228
                                     ================   ================          ================    ================
   Earnings before taxes              $      527        $      231                $     940          $        661
                                     ================   ================          ================    ================

   Segment assets (billions)          $    175.6        $    180.3                $   175.6           $     180.3
                                     ================   ================          ================    ================

The following are net revenues by geographic region:

                          Three Months Ended                        Six Months Ended
                     ------------------------------          --------------------------------
                        May 31           May 31                 May 31            May 31
(in millions)            2001             2000                   2001              2000
Americas               $ 1,378            $ 808                 $ 2,494           $ 1,952
Europe                     135               46                     283               174
Asia Pacific                14               57                      27               102
                     -------------    -------------          -------------    ---------------

      Total            $ 1,527            $ 911                 $ 2,804           $ 2,228
                     =============    =============          =============    ===============


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

7.       Related Parties

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

Results of Operations
For the Three Months Ended May 31, 2001 and May 31, 2000

The Company reported net income of $372 million for the quarter ended May 31, 2001, more than double last year's second quarter's net income of $162 million. These strong results in a very difficult market environment demonstrate the growing breadth and depth of the franchise.

The Company continues to maintain its discipline toward managing expenses, risk and liquidity as well as capital deployment and utilization. For the quarter, non-personnel expenses increased only 4% from the first quarter of 2001 versus a 20% increase in net revenues over the same period.

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

Three Months Ended May 31, 2001 and May 31, 2000

(in millions)                                   Net Revenues
                                                   for the
                                             Three Months Ended
                                      ----------------------------------
                                          May 31             May 31
                                            2001               2000
                                      ---------------    ---------------
Investment Banking                         $ 426              $ 282
Capital Markets                              918                457
Client Services                              183                172
                                      ---------------    ---------------
Total                                     $1,527              $ 911
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


Investment Banking's net revenues increased 51% during the second quarter to $426 million from $282 million in the second quarter of 2000, as fixed income underwriting activity reached record levels and merger and acquisition advisory fees increased.

                   INVESTMENT BANKING NET REVENUES
      --------------------------------------------------------
      (in millions)                      Three Months Ended
                                         May 31      May 31
                                          2001        2000
      -------------------------------- ----------- -----------
      Equity Underwriting                 $ 127       $ 119
      Debt Underwriting                     217          96
      Merger and Acquisition Advisory        82          67
      -------------------------------- ----------- -----------
                                          $ 426       $ 282
      -------------------------------- ----------- -----------

Equity origination revenues were up 7% compared to the year-ago period. The Company continued to grow its equity underwriting business as evidenced by a higher global equity origination volume share which has increased significantly since year-end.

Debt underwriting revenues totaled $217 million for the second quarter of 2001, more than double last year's second quarter fees, as high grade and high yield origination activity rose significantly. Fixed income origination benefited this quarter as issuers moved to raise lower-coupon long-term debt to replace short-term debt. This activity was prompted by low interest rates, tightening credit and swap spreads and a steepening of the yield curve to a more normal share. Also, contributing to these results was an increase in the Company's global market share for debt originations, particularly in high yield underwriting.

Merger and acquisition advisory revenues increased $15 million to $82 million during the second quarter of 2001.

Capital Markets This segment's net revenues reflect institutional flow activities and secondary trading and financing activities related to fixed income and equity products. These products include a wide range of cash, derivative, secured financing and structured instruments.

Capital Markets' net revenues were $918 million for the second quarter of 2001, more than double last year's second quarter results. The increase is attributable to strong institutional customer flow activity across a wide range of products. This customer flow business provides the Company with a relatively stable form of revenues as customers continually rebalance their portfolios across market cycles with the full array of capital market products that are provided by the Company.

              CAPITAL MARKETS NET REVENUES
  --------------------------------------------------------
  (in millions)                      Three Months Ended
                                     May 31      May 31
                                      2001        2000
  -------------------------------- ----------- -----------
  Equities                            $ 373       $ 152
  Fixed Income                          545         305
  -------------------------------- ----------- -----------
                                      $ 918       $ 457
  -------------------------------- ----------- -----------

Net revenues from the fixed income component of Capital Markets increased 79% from the second quarter of 2000, driven by record levels of institutional customer flow activity. Central bank easings prompted lower rates, a steeper yield curve and tighter credit spreads, which lead to high volumes across almost all fixed income products. Areas that benefited the most from the strength in institutional customer flow included mortgages, governments, high grade debt, structured credit products and derivatives.

Net revenues from the equity component of Capital Markets were $373 million in the second quarter of 2001, up over a hundred percent from the second quarter of 2000. Despite significant volatility in the major market indices, strong institutional market volumes in equity cash businesses in the U.S. and convertible and equity derivative activities led to higher revenues.

Client Services Client Services' net revenues reflect earnings from the Company's private client and private equity businesses. Private client net revenues reflect the Company's high-net-worth retail customer flow activities as well as asset management fees. Private equity net revenues include the management and incentive fees earned in the Company's role as general partner for private equity partnerships.

Client Services' net revenues were $183 million in the second quarter of 2001 compared to $172 million in the second quarter of 2000. Client Services' results increased 6% primarily due to strong fixed income activity as the Company's high-net-worth investors adjusted their portfolios to compensate for the volatile equity market environment.

             CLIENT SERVICES NET REVENUES
  --------------------------------------------------------
  (in millions)                      Three Months Ended
                                     May 31      May 31
                                      2001        2000
  -------------------------------- ----------- -----------
  Private Client                      $ 183       $ 171
  Private Equity                          -           1
  -------------------------------- ----------- -----------
                                      $ 183       $ 172
  -------------------------------- ----------- -----------

Non-Interest Expenses Non-interest expenses were $1,000 million for the second quarter of 2001 compared to $680 million for the second quarter of 2000. Compensation and benefits expense as a percentage of net revenues was 51% for the quarter. The compensation accrual percentage is consistent with the Company's fiscal 2000 level and reflects the Company's continued expansion of its investment banking and equities franchises. Non-personnel expenses were $222 million for the second quarter of 2001 compared to $210 million for the second quarter of 2000. The increase in non-personnel expenses is consistent with the increase in headcount and also reflects the Company's continued investment in technology.

Income Taxes The Company's income tax provision was $155 million for the second quarter of 2001 versus $69 million for the second quarter of 2000. The effective tax rate was 29.4% for the second quarter of 2001, relatively consistent with the second quarter of 2000 tax rate of 29.9%.

Results of Operations
For the Six Months Ended May 31, 2001 and May 31, 2000

The Company reported net income of $643 million for the quarter ended May 31, 2001, an increase of 48% from the six months ended May 31, 2000.

The results reflect the Company's continued ability to execute its strategy of growing its high margin investment banking and equities businesses while at the same time maintaining a strict discipline with regard to its expenses, all during an extremely difficult market environment. Net revenues were $2,804 million for the first six months of 2001, an increase of 26% from the first six months of 2000, as revenues in each of the Company's three segments increased.

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

Six Months Ended May 31, 2001 and May 31, 2000



(in millions)                         Net Revenues
                                         for the
                                    Six Months Ended
                            ----------------------------------
                                May 31             May 31
                                  2001               2000
                            ---------------    ---------------
Investment Banking            $    773           $    665
Capital Markets                  1,659              1,216
Client Services                    372                347
                            ---------------    ---------------
Total                          $ 2,804            $ 2,228
                            ===============    ===============



The following discussion provides an analysis of the Company's net revenues for the periods above.

Investment Banking This segment's net revenues result from fees earned by the Company for underwriting public and private offerings of fixed income and equity securities, and advising clients on merger and acquisition activities and other services. Investment Banking's net revenues of $773 million increased 16% in the first six months of 2001 when compared to $665 million for the first six months of 2000. The increase in investment banking revenues was primarily due to strong results in debt underwriting, partially offset by a decrease in equity underwriting. Merger and acquisition advisory fees were unchanged from the first six months of 2000.

Equity underwriting revenues were $194 million in the first half of 2001 compared to $278 million for the first half of 2000. Although the Company's market share volume increased during the first half of 2001, results decreased as industry-wide equity underwriting activity was down significantly.

                   INVESTMENT BANKING NET REVENUES
         --------------------------------------------------------
         (in millions)                       Six Months Ended
                                            May 31      May 31
                                             2001        2000
         -------------------------------- ----------- -----------
         Equity Underwriting                 $ 194       $ 278
         Debt Underwriting                     399         207
         Merger and Acquisition Advisory       180         180
         -------------------------------- ----------- -----------
                                             $ 773       $ 665
         -------------------------------- ----------- -----------

Debt underwriting revenues increased 93% to $399 million in the first six months of 2001 from $207 million for the first six months of 2000. The increase was primarily due to an industry-wide increase in fixed income issuances combined with a significant increase in the Company's market volume.

Capital Markets This segment's net revenues reflect institutional flow activities and secondary trading and financing activities related to fixed income and equity products. These products include a wide range of cash, derivative, secured financing and structured instruments.


Capital Markets' net revenues were $1,659 million for the second quarter of 2001, up 36% from the first six months of 2000 as strong convertible, municipal, high grade credit and mortgage activity contributed to these improved results.

                 CAPITAL MARKETS NETREVENUES
   --------------------------------------------------------
   (in millions)                       Six Months Ended
                                      May 31      May 31
                                        2001        2000
   -------------------------------- ----------- -----------
   Equities                         $    711    $    646
   Fixed Income                          948         570
   -------------------------------- ----------- -----------
                                     $ 1,659     $ 1,216
   -------------------------------- ----------- -----------
Net revenues from the fixed income component of Capital Markets increased to $948 million in the six months of 2001 from $570 million in the comparable period last year. These record results were driven by strong institutional customer flow activity as clients moved into interest-rate based products.

Net revenues from the equity component of Capital Markets increased 10% to $711 million in the first half of 2001 from $646 million in the comparable 2000 period. The increase in revenues was attributable to strong institutional customer flow activity across a wide range of products.

Client Services Client Services' net revenues reflect earnings from the Company's private client and private equity businesses. Private client net revenues reflect the Company's high-net-worth retail customer flow activities as well as asset management fees. Private equity net revenues include the management and incentive fees earned in the Company's role as general partner in its private equity partnerships.

Client Services' net revenues were $372 million in the first six months of 2001 compared to $347 million for the first six months of 2000. Client Services' results improved primarily due to strong fixed income activity as the Company's high-net-worth investors adjusted their portfolios to compensate for the volatile equity market environment.

              CLIENT SERVICES NET REVENUES
  --------------------------------------------------------
  (in millions)                       Six Months Ended
                                     May 31      May 31
                                       2001        2000
  -------------------------------- ----------- -----------
  Private Client                      $ 370       $ 345
  Private Equity                          2           2
  -------------------------------- ----------- -----------
                                      $ 372       $ 347
  -------------------------------- ----------- -----------

Non-Interest Expenses Non-interest expenses were $1,864 million for the first six months of 2001 and $1,567 million for the comparable period of 2000. Compensation and benefits expense as a percentage of net revenues decreased to 51%, which is consistent with the Company's fiscal 2000 level . Non-personnel expenses were $435 million for the first six months of 2001 and $400 million for the first six months of 2000, an increase of 9%, reflecting the Company's strategic growth plan, and less than the 26% increase in net revenues over the same period.

Income Taxes The Company's income tax provision was $297 million for the six months of 2001 compared to $227 million for the six months of 2000. The effective tax rate was 31.6% for the first half of 2001, lower than the Company's tax rate of 34.3% for the first half of 2000. The decrease in the effective tax rate was primarily due to the impact of certain tax preferenced revenues.

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

SFAS 140 has multiple effective dates. The accounting for new transfers of financial assets began on March 31, 2001 and the collateral disclosure rules began this quarter. The collateral accounting rules will be effective for the Company's year-end financial statements. The adoption of SFAS 140 is not expected to have a material impact to the Company's financial position or results of operations.

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

     Although there can be no assurance as to the ultimate outcome, the Company has denied, or believes it has a meritorious defense and will deny, liability in all significant cases pending against it including the matters described below, and intends to defend vigorously each such case, and, based on information currently available, the Company believes that the eventual outcome of the actions against it, including the matters described below, will not, in the aggregate, have a material adverse effect on the consolidated financial position or results of operations of the Company.

IPO Allocation Cases

     Beginning in late March 2001 and continuing until the date of this report, numerous purported class actions have been filed in the United States District Court for the Southern District of New York on behalf of groups of investors against numerous leading national and regional underwriters, as well as issuers of initial public offerings ("IPOs") and the issuers' officers and/or directors. Some of these actions name LBI as a defendant. The class of investors on whose behalf the actions are purportedly brought is those individuals and entities who purchased securities after an IPO made during the period of March 1997 through December 2000. In certain cases, the class period may be narrower because it is limited to investors in particular IPOs.

     The actions all essentially allege that the underwriter defendants conspired to require customers who wanted large allocations of IPO shares to pay undisclosed, excessive commissions in the form of rebates of up to one-third of their profits from the resale of the shares. The underwriter defendants also allegedly required customers to agree to buy shares offered in the IPOs after the IPOs were completed at prices higher than the IPO price as a condition to receiving their requested IPO allocation and to make such purchases at specified escalating price levels designed to increase stock prices in the secondary market, in a practice referred to as "laddering a stock."

     The actions assert claims based on federal securities law violations, federal antitrust violations and/or state antitrust violations. In general, the actions are either for federal securities law violations (in which case they tend to name the underwriters of the IPO(s) at issue, along with the issuer and its officers and/or directors) or federal antitrust violations (in which case they tend to name only the underwriter defendants). However, certain actions have been filed which combine those theories of recovery, and some other actions have been filed which substitute state antitrust claims for federal antitrust claims. In addition, one case has been brought as a purported derivative action for the benefit of Holdings and its shareholders, based on the alleged improper IPO allocation practices. (See the Kaufman case below.) The alleged damage to the class is that investors paid more for securities than they otherwise would have in the absence of the alleged conspiracy regarding IPO allocations. The actions seek unspecified compensatory damages and injunctive relief.

Fred Kaufman v. Roger S. Berlind, et al.

     In June 2001 a shareholder of Holdings filed a derivative action in the United States District Court for the Southern District of New York against Holdings and Holdings' board of directors for the purported benefit of Holdings and its shareholders. The action alleges that the board members breached their fiduciary duties of loyalty and good faith and failed to exercise their duties of due care and due diligence by failing to maintain systems to alert them to the alleged improper IPO allocation practices challenged in the IPO Allocation Cases (see above) and by failing to become informed of the alleged practices. The action seeks unspecified compensatory damages based on the alleged damages that Holdings may suffer if it is found liable in the pending IPO Allocation Cases.

In Re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation

     By order dated April 10, 2001, the United States District Court for the Southern District of New York consolidated four actions pending before the court brought by bankrupt issuers of IPO securities against more than 20 underwriter defendants (including LBI): (1) CHS Electronics, Inc. v. Credit Suisse First Boston Corp., et al. (reported in LBI's 2000 Annual Report on Form 10-K); (2) Equalnet Communications Corp. v. Goldman Sachs Group, Inc., et al. (reported in LBI's First Quarter 2001 Quarterly Report on Form 10-Q); (3) MDCM Holdings, Inc. f/k/a Mortgage.Com, Inc. by Lewis B. Freeman, Assignee for the Benefit of Creditors; and (4) Jeffrey A. Weinman, as Trustee of the Bankruptcy Estate of Western Pacific Airlines v. Salomon Smith Barney Inc., et al. (reported in LBI's 2000 Annual Report on Form 10-K). On July 6, 2001, the plaintiffs filed a consolidated class action complaint seeking unspecified compensatory damages and injunctive relief for alleged violations of the antitrust laws based on the theory that the defendant underwriters fixed and maintained fees for underwriting certain IPO securities at super-competitive levels.

Lehman Brothers Commercial Corporation and Lehman Brother Special Financing Inc. v. Minmetals International Non-Ferrous Metals Trading Company (Reported in LBI's 2000 Annual Report on Form 10-K)

     A trial date of October 29, 2001, has been set.

Mexpo, S.A. v. Lehman Brothers Inc., et al. (Reported in LBI's 2000 Annual Report on Form 10-K)

     The parties settled the case on June 22, 2001.

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

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



                                         LEHMAN BROTHERS INC.
                                         (Registrant)




Date:    July 16, 2001                     By:        /s/ David Goldfarb
                                          -------------------------------------
                                                   Chief Financial Officer
                                                  (Principal Financial Officer)

                                  EXHIBIT INDEX



Exhibit No.                Exhibit

Exhibit 12                 Computation of Ratio of Earnings to Fixed Charges