Form 10-Q
period 2001-08-31
LEHMAN BROTHERS INC//
filed 2001-10-15
CIK 728586

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2001

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                          COMMISSION FILE NUMBER 1-6817

                              LEHMAN BROTHERS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                       13-2518466
(STATE OR OTHER JURISDICTION OF INCORPORATION      (I.R.S. EMPLOYER IDENTIFICATION NO.)
                OR ORGANIZATION)

       3 WORLD FINANCIAL CENTER
           NEW YORK, NEW YORK                                       10285
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

AS OF OCTOBER 15, 2001, 1,006 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.10 PER SHARE, WERE OUTSTANDING.


================================================================================

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES

                                    FORM 10-Q

                      FOR THE QUARTER ENDED AUGUST 31, 2001

                                      INDEX


   PART I.      FINANCIAL INFORMATION                                                                             PAGE
                                                                                                                 NUMBER
                Item 1.    Financial Statements - (unaudited)

                                Consolidated Statement of Income -
                                Three and Nine Months Ended
                                August 31, 2001 and August 31, 2000........................................         3

                                Consolidated Statement of Financial Condition -
                                August 31, 2001 and November 30, 2000......................................         5

                                Consolidated Statement of Cash Flows -
                                Nine Months Ended
                                August 31, 2001 and August 31, 2000........................................         7

                                Notes to Consolidated Financial Statements.................................         8

                Item 2.    Management's Analysis of Results of Operations..................................        15


   PART II.     OTHER INFORMATION

                Item 1.    Legal Proceedings...............................................................        21

                Item 6.    Exhibits and Reports on Form 8-K................................................        22

   SIGNATURE  .............................................................................................        24

   EXHIBIT INDEX ..........................................................................................        25

   EXHIBITS

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

ITEM 1                    FINANCIAL STATEMENTS

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                                                  Three months ended
                                                                         -------------------------------------
                                                                            August 31            August 31
                                                                              2001                 2000
                                                                         ----------------     ----------------
          Revenues
                Principal transactions                                      $    (81)            $    584
                Investment banking                                               278                  438
                Commissions                                                      206                  165
                Interest and dividends                                         3,149                4,134
                Other                                                             15                   10
                                                                         ----------------     ----------------
                    Total revenues                                             3,567                5,331
           Interest expense                                                    2,893                4,028
                                                                         ----------------     ----------------
                    Net revenues                                                 674                1,303
                                                                         ----------------     ----------------
           Non-interest expenses
                Compensation and benefits                                        344                  652
                Brokerage and clearance                                           66                   52
                Technology and communications                                     64                   49
                Business development                                              32                   29
                Professional fees                                                 19                   21
                Occupancy                                                         17                   18
                Management fee                                                     -                   35
                Other                                                              8                    9
                                                                         ----------------     ----------------
                    Total non-interest expenses                                  550                  865
                                                                         ----------------     ----------------
           Income before taxes                                                   124                  438
                Provision for income taxes                                        17                  134
                                                                         ----------------     ----------------
           Net income                                                       $    107             $    304
                                                                         ================     ================





                See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                                                  Nine months ended
                                                                         -------------------------------------
                                                                            August 31            August 31
                                                                              2001                 2000
                                                                         ----------------     ----------------
          Revenues
                Principal transactions                                     $   1,198            $   1,629
                Investment banking                                             1,054                1,104
                Commissions                                                      644                  492
                Interest and dividends                                        11,360               12,187
                Other                                                             30                   37
                                                                         ----------------     ----------------
                    Total revenues                                            14,286               15,449
           Interest expense                                                   10,808               11,917
                                                                         ----------------     ----------------
                    Net revenues                                               3,478                3,532
                                                                         ----------------     ----------------
           Non-interest expenses
                Compensation and benefits                                      1,773                1,819
                Technology and communications                                    186                  147
                Brokerage and clearance                                          181                  152
                Business development                                              99                   79
                Professional fees                                                 57                   61
                Occupancy                                                         49                   48
                Management fee                                                    32                   91
                Other                                                             37                   35
                                                                         ----------------     ----------------
                    Total non-interest expenses                                2,414                2,432
                                                                         ----------------     ----------------
           Income before taxes                                                 1,064                1,100
                Provision for income taxes                                       314                  362
                                                                         ----------------     ----------------
           Net income                                                     $      750           $      738
                                                                         ================     ================






                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                                                   August 31           November 30
                                                                                     2001                  2000
                                                                                ----------------     -----------------
ASSETS
Cash and cash equivalents                                                          $     431             $  2,323

Cash and securities segregated and on deposit for regulatory and
     other purposes                                                                    2,132                1,988

Securities and other financial instruments owned:
     Governments and agencies                                                         18,397               18,101
     Corporate equities                                                               19,774               21,278
     Mortgages and mortgage-backed                                                     7,770                8,328
     Corporate debt and other                                                          7,909                7,770
     Derivatives and other contractual agreements                                      5,949                5,285
     Certificates of deposit and other money market instruments                        2,128                3,433
                                                                                ----------------     -----------------
                                                                                      61,927               64,195
                                                                                ----------------     -----------------

Collateralized short-term agreements:
     Securities purchased under agreements to resell                                  75,429               77,808
     Securities borrowed                                                              25,496               18,876

Receivables:
     Brokers, dealers and clearing organizations                                       5,843                2,302
     Customers                                                                         2,518                4,302
     Others                                                                           10,405                7,511

Property, equipment and leasehold improvements (net of accumulated depreciation and amortization of $381 in 2001
   and $504 in 2000)                                                                     394                  318

Other assets                                                                             419                  417

Excess of cost over fair value of net assets acquired (net of
  accumulated amortization of $129 in 2001 and $122 in 2000)                             157                  163
                                                                                ----------------     -----------------
     Total assets                                                                  $ 185,151            $ 180,203
                                                                                ================     =================





                See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF FINANCIAL CONDITION - (CONTINUED)
                                   (UNAUDITED)
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                             August 31           November 30
                                                                                                 2001                 2000
                                                                                            ---------------     -----------------
LIABILITIES AND STOCKHOLDER'S EQUITY
Commercial paper and short-term debt                                                         $                     $    741
                                                                                                    826
Securities and other financial instruments sold but not yet purchased:
     Governments and agencies                                                                    19,329               8,542
     Derivatives and other contractual agreements                                                 4,799               3,824
     Corporate equities                                                                           3,033               2,159
     Corporate debt and other                                                                     4,160               2,909
                                                                                            ---------------     -----------------
                                                                                                 31,321              17,434
                                                                                            ---------------     -----------------
Collateralized short-term financing:
     Securities sold under agreements to repurchase                                              85,949             105,611
     Securities loaned                                                                           25,914              24,082
Advances from Holdings and other affiliates                                                      22,421              15,045
Payables:
     Brokers, dealers and clearing organizations                                                  2,121               3,320
     Customers                                                                                    4,850               4,058
Accrued liabilities and other payables                                                            2,317               2,481
Long-term debt:
     Senior notes                                                                                 1,894                 207
     Subordinated indebtedness                                                                    4,202               3,586
                                                                                            ---------------     -----------------
         Total liabilities                                                                      181,815             176,565
                                                                                            ---------------     -----------------

Commitments and contingencies


STOCKHOLDER'S EQUITY
Preferred stock, $0.10 par value; 10,000 shares authorized; none outstanding
Common stock, $0.10 par value; 10,000 shares authorized;
  1,006 shares issued and outstanding
Additional paid-in capital                                                                        1,683               1,683
Accumulated other comprehensive income                                                                2                   2
Retained earnings                                                                                 1,651               1,953
                                                                                            ---------------     -----------------
         Total stockholder's equity                                                               3,336               3,638
                                                                                            ---------------     -----------------
         Total liabilities and stockholder's equity                                            $185,151           $ 180,203
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

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                                               Nine months ended
                                                                                      --------------------------------------
                                                                                         August 31             August 31
                                                                                            2001                 2000
                                                                                      -----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                            $       750           $       738
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                                             64                    28
     Other adjustments                                                                        (20)                   40
Net change in:
     Cash and securities segregated                                                          (144)                 (955)
     Securities and other financial instruments owned                                       2,396               (15,636)
     Securities borrowed                                                                   (6,620)              (11,181)
     Receivables from brokers, dealers and clearing organizations                          (3,541)                  350
     Receivables from customers                                                             1,784                  (869)
     Securities and other financial instruments sold but not yet purchased                 13,887                 5,894
     Securities loaned                                                                      1,832                16,356
     Payables to brokers, dealers and clearing organizations                               (1,199)                 (274)
     Payables to customers                                                                    792                   771
     Other operating assets and liabilities, net                                           (3,084)               (1,701)
                                                                                      -----------------     ----------------
         Net cash provided by operating activities                                          6,897                (6,439)
                                                                                      -----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior notes                                                      1,765                     -
Principal payments of senior notes                                                           (207)                    -
Proceeds from issuance of subordinated indebtedness                                           800                     -
Principal payments of subordinated indebtedness                                              (194)                    -
Net proceeds from commercial paper and short-term debt                                         85                   221
Resale agreements net of repurchase agreements                                            (17,283)                3,730
Increase in advances from Holdings and other affiliates                                     7,376                 1,548
Dividends paid                                                                             (1,060)                  (65)
                                                                                      -----------------     ----------------
         Net cash used in financing activities                                             (8,718)                5,434
                                                                                      -----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold improvements                                   (71)                  (40)
                                                                                      -----------------     ----------------
         Net cash used in investing activities                                                (71)                  (40)
                                                                                      -----------------     ----------------
         Net change in cash and cash equivalents                                           (1,892)               (1,045)
                                                                                      -----------------     ----------------
Cash and cash equivalents, beginning of period                                              2,323                 1,384
                                                                                      -----------------     ----------------
         Cash and cash equivalents, end of period                                     $       431           $       339
                                                                                      =================     ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN MILLIONS)

Interest paid totaled $10,869 and $11,926 for the nine months ended August 31, 2001 and August 31, 2000, respectively. Income taxes paid totaled $571 and $412 for the nine months ended August 31, 2001 and August 31, 2000.

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

2.   CAPITAL REQUIREMENTS:

As a registered broker-dealer, LBI is subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At August 31, 2001, LBI's regulatory net capital, as defined, of $1,618 million exceeded the minimum requirement by $1,512 million.

As a clearing broker-dealer, the Company has elected to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers ("PAIB calculation"). The PAIB calculation is completed in order for each correspondent firm that uses the Company as its clearing broker-dealer to classify its assets held by the Company as allowable assets in the correspondent's net capital calculation. At August 31, 2001, the Company had a reserve requirement for PAIB of $6 million. Additionally, the Company had $55 million of qualified securities or cash on deposit in a Special Reserve Bank Account as of August 31, 2001.

The Company's "AAA" rated derivatives subsidiaries, Lehman Brothers Financial Products Inc. ("LBFP") and Lehman Brothers Derivative Products Inc. ("LBDP"), have established certain capital and operating restrictions which are reviewed by various rating agencies. At August 31, 2001, LBFP and LBDP each had capital which exceeded the requirement of the most stringent rating agency by approximately $58 million and $26 million, respectively.

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

Most of the Company's derivative transactions are entered into for trading related activities for which the adoption of SFAS No. 133 had no impact. The Company's trading related derivative activities are marked-to-market through earnings as a component of Principal Transactions revenues. The Company also utilizes derivatives for non-trading purposes as an end user to modify the market risk exposures of certain assets and liabilities. In this regard, the Company primarily enters into fair value hedges utilizing interest rate swaps to convert a substantial portion of the Company's fixed rate long-term debt and certain term fixed rate secured financing activities to a floating interest rate. The ineffective portion of the fair value hedges were included in "Interest Expense" on the consolidated statement of income and were not material to the Company's results for the three and nine months ended August 31, 2001.

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

                                                                   FAIR VALUE*                        FAIR VALUE*
                                                                 AUGUST 31, 2001                   NOVEMBER 30, 2000
                                                         --------------------------------- ----------------------------------
(in millions)                                               ASSETS          LIABILITIES       ASSETS           LIABILITIES
-------------------------------------------------------- --------------    --------------- --------------     ---------------
Interest rate and currency swaps and options
  (including caps, collars and floors)                       $ 4,290            $ 3,075        $ 3,918            $ 2,331
Foreign exchange forward contracts and options                   371                365            305                285
Other fixed income securities contracts (including
  options and TBAs)                                              556                621            412                415
Equity contracts (including equity swaps, warrants
  and options)                                                   732                738            650                793
                                                         --------------    --------------- --------------     ---------------
         TOTAL                                               $ 5,949            $ 4,799        $ 5,285            $ 3,824
                                                         --------------    --------------- --------------     ---------------

* Amounts represent carrying value (exclusive of collateral) and do not include receivables or payables related to exchange-traded futures contracts.

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Assets included in the table above represent the Company's net receivable/ payable for derivative financial instruments before consideration of collateral. Included within the $5,949 million fair value of assets at August 31, 2001 was $5,217 million related to swaps and other OTC contracts and $732 million related to exchange-traded option and warrant contracts. Included within the $5,285 million fair value of assets at November 30, 2000 was $4,638 million related to swaps and other OTC contracts and $647 million related to exchange-traded option and warrant contracts.

With respect to OTC contracts, including swaps, the Company views its net credit exposure to be $4,328 million at August 31, 2001, representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of collateral. Presented below is an analysis of the Company's net credit exposure at August 31, 2001 for OTC contracts based upon actual ratings made by external rating agencies or by equivalent ratings established and utilized by the Company's Credit Risk Management Department.


   COUNTERPARTY             S&P/MOODY'S                 NET CREDIT
   RISK RATING              EQUIVALENT                   EXPOSURE
   -----------              ----------                   --------
        1                     AAA/Aaa                       22%
        2                AA-/Aa3 or higher                  27%
        3                 A-/A3 or higher                   29%
        4               BBB-/Baa3 or higher                 17%
        5                BB-/Ba3 or higher                   3%
        6                 B+/B1 or lower                     2%

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

4.   SECURITIZATIONS:

The Company is a market leader in the mortgage- and asset-backed securitization market. In connection with these activities, the Company securitizes commercial and residential mortgages, home equity loans, government and corporate bonds, and lease and trade receivables. Lehman Brothers may retain an interest in the financial assets it securitizes ("Retained Interests") which may include assets in the form of residual interests or one or more subordinate tranches. The Company records its Securities and Other Financial Instruments Owned, including Retained Interests, at fair value with changes in fair value reported in earnings. Fair value is determined based upon listed market prices, if available. Where listed market prices are not available, fair value is determined based on other relevant factors, including broker or dealer price quotations and valuation pricing models which take into account time value and volatility factors underlying the financial instruments among other factors. Retained interests in securitized assets were not material as of August 31, 2001. During the third quarter of 2001, the Company securitized approximately $21.6 billion of financial assets.

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   OTHER COMMITMENTS AND CONTINGENCIES:

In connection with its financing activities, the Company had outstanding commitments under certain collateralized lending arrangements of approximately $2.2 billion, $3.1 billion and $3.0 billion at August 31, 2001, May 31, 2001 and November 30, 2000, respectively. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness.

In addition, the Company, through its high grade and high yield sales, trading and underwriting activities, makes commitments to extend credit in loan syndication transactions and then participates out a significant portion of these commitments. The Company had lending commitments to high grade borrowers of $3.0 billion, $3.2 billion and $2.7 billion at August 31, 2001, May 31, 2001 and November 30, 2000, respectively. In addition, lending commitments to high yield borrowers totaled $1.1 billion, $918 million and $935 million at August 31, 2001, May 31, 2001 and November 30, 2000, respectively. All of these commitments and any related draw-downs of these facilities are typically secured against the borrowers' assets, have fixed maturity dates and are generally contingent upon certain representations, warranties and contractual conditions applicable to the borrower. Total commitments are not indicative of actual risk or funding requirements, as the commitments may not be drawn or fully utilized, and the Company will continue to syndicate and/or sell these commitments.

At August 31, 2001 and November 30, 2000, the Company had commitments to invest up to $167 million and $282 million, respectively, directly and through partnerships in private equity related investments. These commitments will be funded as required through the end of the respective investment periods, principally expiring in 2004.

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

At August 31, 2001, the net fair value of securities received as collateral that have not been sold or repledged totaled approximately $5 billion. The gross fair value of securities received as collateral where the Company was permitted to sell or repledge the securities was approximately $150 billion. Of this collateral, approximately $145 billion has been sold or repledged, generally as collateral under repurchase agreements or to cover securities and other financial instruments sold but not yet purchased.

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

6.   SEGMENTS:

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

The Company's segment information for the three and nine months ended August 31, 2001 and August 31, 2000 is presented below and was developed consistent with the accounting policies used to prepare the Company's consolidated financial statements.

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                             Three Months Ended                            Nine Months Ended
                                     -----------------------------------          ------------------------------------
                                        August 31          August 31                August 31            August 31
(in millions)                             2001               2000                      2001                2000
                                     ----------------   ----------------          ---------------     ----------------
Investment Banking:
   Net Revenue                        $     255          $     437                 $  1,029            $  1,102
                                     ================   ================          ===============     ================
   Earnings before taxes              $      52          $     119                 $    204            $    235
                                     ================   ================          ===============     ================
   Segment assets (billions)          $     0.7          $     0.6                 $    0.7            $    0.6
                                     ================   ================          ===============     ================

Capital Markets:
   Net Revenue                        $     224          $     695                 $  1,882            $  1,912
                                     ================   ================          ===============     ================
   Earnings before taxes              $      12          $     266                 $    695            $    688
                                     ================   ================          ===============     ================
   Segment assets (billions)          $   180.6          $   175.0                 $  180.6            $  175.0
                                     ================   ================          ===============     ================

Client Services:
   Net Revenue                        $     195          $     171                 $    567            $    518
                                     ================   ================          ===============     ================
   Earnings before taxes              $      60          $      53                 $    165            $    177
                                     ================   ================          ===============     ================
   Segment assets (billions)          $     3.9          $     4.7                 $    3.9            $    4.7
                                     ================   ================          ===============     ================

Total:
   Net Revenue                        $     674          $   1,303                 $  3,478            $  3,532
                                     ================   ================          ===============     ================
   Earnings before taxes              $     124          $     438                 $  1,064            $  1,100
                                     ================   ================          ===============     ================
   Segment assets (billions)          $   185.2          $   180.3                 $  185.2            $  180.3
                                     ================   ================          ===============     ================

The following are net revenues by geographic region:


                                                   Three Months Ended                        Nine Months Ended
                                              ------------------------------          --------------------------------
                                               August 31        August 31              August 31         August 31
(in millions)                                     2001             2000                   2001              2000
                                              -------------    -------------          -------------    ---------------
Americas                                          $ 585           $1,192                 $ 3,065           $ 3,131
Europe                                               65               71                     349               245
Asia Pacific                                         24               40                      64               156
                                              -------------    -------------          -------------    ---------------
      Total                                       $ 674           $1,303                 $ 3,478           $ 3,532
                                              =============    =============          =============    ===============

The following information describes the Company's methods of allocating consolidated net revenues to geographic regions. Net revenues, if syndicate, trading or sales related, have been allocated based upon the location where the primary or secondary position was fundamentally risk managed; if fee-related, by the location of the senior coverage banker. In addition, certain revenues associated with domestic products and services which resulted from relationships with international clients and customers have been reclassified as international revenues using an allocation consistent with the Company's internal reporting.

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   RELATED PARTIES:

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

8.   SUBSEQUENT EVENTS:

As a result of damage sustained from the September 11, 2001, terrorist attacks on the World Trade Center in New York, the Company's workforce located in the World Financial Center complex and the World Trade Center was displaced.

Key business activities and necessary support functions were quickly relocated to the Company's back-up facilities in Jersey City, New Jersey, and to various other temporary sites. The Company has been informed that its offices in the World Financial Center complex can be repaired, although no timetable has yet been established for completion. In October 2001, the Company signed a letter of intent to acquire a new one million square foot building at 745 Seventh Avenue in New York City. The Company intends to relocate its principal executive offices to this site.

The displacement and relocation of the Company's workforce, the closure of certain markets for certain periods following the terrorist attacks and other issues directly related to the September 11th tragedy have impacted the Company's business and may affect the business for the fourth quarter. The Company has substantial insurance in place covering the loss of its offices at the World Trade Center and damages to facilities at the World Financial Center complex, as well as for losses resulting from business interruption and for extra expenses associated with the Company's temporary relocation efforts.

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

RECENT EVENTS

The September 11, 2001, terrorist attacks on the World Trade Center and the Pentagon caused securities market and other business closures and disruptions and forced the Company to temporarily relocate its New York headquarters and operations. The terrorist attacks, the allied military response and subsequent developments may impact the global economy. All of these factors may affect the Company's future results of operations. In October of 2001, Lehman Brothers signed a letter of intent to acquire a new building at 745 Seventh Avenue in New York City, which contains approximately one million square feet of space and is not expected to be ready for occupancy until sometime in fiscal 2002. The Company intends to relocate its principal executive offices to this site.

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 2001 AND AUGUST 31, 2000

The Company reported net income of $107 million for the quarter ended August 31, 2001, a decrease of 65% from the third quarter of 2000 as a result of extremely difficult market conditions. Throughout the quarter, the Company continued to maintain its discipline toward managing expenses, risk and liquidity as well as capital deployment and utilization. For the quarter, non-personnel expenses decreased 3% from the third quarter of 2000 and 7% from the second quarter of 2001.

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

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
                 MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2001 AND AUGUST 31, 2000

(in millions)                                      Net Revenues
                                                      For the
                                                Three Months Ended
                                         ----------------------------------
                                            August 31          August 31
                                               2001               2000
                                         ---------------    ---------------
Investment Banking                           $  255           $    437
Capital Markets                                 224                695
Client Services                                 195                171
                                         ---------------    ---------------
Total                                        $  674            $ 1,303
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

Investment Banking's net revenues decreased 42% during the third quarter to $255 million from $437 million in the third quarter of 2000, as strong fixed income underwriting activity was more than offset by a decrease in equity origination activity and merger and acquisition fees.


              INVESTMENT BANKING NET REVENUES
--------------------------------------------------------
(in millions)                      Three Months Ended
                                 August 31   August 31
                                    2001        2000
-------------------------------- ----------- -----------
Debt Underwriting                   $ 182       $ 125
Equity Underwriting                    29         144
Merger and Acquisition Advisory        44         168
-------------------------------- ----------- -----------
                                    $ 255       $ 437
-------------------------------- ----------- -----------

Debt underwriting revenues totaled $182 million for the third quarter of 2001, a 46% increase over last year's third quarter. Fixed income origination benefited this quarter as issuers continued to move to raise lower-coupon long-term debt to replace short-term financing. Also, contributing to these results was an increase in the Company's global market share for debt origination, which grew to 6.7% for the first nine calendar months of 2001 from 5.9% for calendar year 2000, according to Thompson Financial Securities Data Corp ("TFSD").

Equity origination revenues were down significantly compared to the year-ago period, as industry-wide equity underwriting declined. However, during the quarter the Company continued to grow its equity underwriting market share. Global equity origination volume share increased more than 60% to 5.4% through August 31, 2001 year-to-date versus full calendar year 2000, according to TFSD.

Merger and acquisition advisory fees decreased 74% compared to last year's third quarter as volume for completed deals has decreased almost 60% during that period.

CAPITAL MARKETS This segment's net revenues reflect institutional flow activities and secondary trading and financing activities related to fixed income and equity products. These products include a wide range of cash, derivative, secured financing and structured instruments.

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
                 MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

Capital Markets' net revenues were $224 million for the third quarter of 2001, down 68% from the third quarter of 2000 as difficult economic conditions led to lower revenues. Overall, the Company continued to have strong institutional customer flow activity across a wide range of products. This customer flow business provides the Company with a relatively stable form of revenues as customers continually rebalance their portfolios across market cycles with the full array of capital market products that are provided by the Company

             CAPITAL MARKETS NET REVENUES
--------------------------------------------------------
(in millions)                      Three Months Ended
                                 August 31   August 31
                                    2001        2000
-------------------------------- ----------- -----------
Fixed Income                        $ 177       $ 338
Equities                               47         357
-------------------------------- ----------- -----------
                                    $ 224       $ 695
-------------------------------- ----------- -----------

Net revenues from the fixed income and the equities component of Capital Markets decreased significantly during the third quarter of 2001, as a slowdown in the growth of the U.S. economy and a decrease in market volatility resulted in weak market conditions.

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

Client Services' net revenues were $195 million in the third quarter of 2001, up 14% from the third quarter of 2000. Although retail market activity declined significantly during the quarter, the high-net-worth sector in which the Company operates was less affected. For the third quarter, high-net-worth sales increased slightly compared to the third quarter of 2000, as a result of strong fixed income activity as investors adjusted their portfolios to compensate for the volatile market environment. Private equity revenues increased principally due to a $20 million incentive fee recognized from the Company's general partner interest in a single Merchant Banking investment.


               CLIENT SERVICES NET REVENUES
--------------------------------------------------------
(in millions)                      Three Months Ended
                                 August 31   August 31
                                    2001        2000
-------------------------------- ----------- -----------
Private Client                      $ 171       $ 168
Private Equity                         24           3
-------------------------------- ----------- -----------
                                    $ 195       $ 171
-------------------------------- ----------- -----------


Non-Interest Expenses Non-interest expenses were $550 million for the third quarter of 2001 compared to $865 million for the third quarter of 2000. Compensation and benefits expense as a percentage of net revenues was 51% for the quarter. The compensation accrual percentage is consistent with the Company's fiscal 2000 level. Non-personnel expenses were $206 million for the third quarter of 2001, relatively flat compared to the third quarter of 2000 as increased technology and brokerage and clearance costs were offset by lower management fees incurred.

Income Taxes The Company's income tax provision was $17 million for the third quarter of 2001 versus $134 million for the third quarter of 2000. The decrease in the tax rate reflects a greater impact of tax preference revenues on a lower pre-tax income base.

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
                 MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
FOR THE NINE MONTHS ENDED AUGUST 31, 2001 AND AUGUST 31, 2000

The Company reported net income of $750 million for the nine months ended August 31, 2001, an increase of 2% from the nine months ended August 31, 2000.

These results reflect the Company's continued ability to execute its strategy of growing its high margin investment banking and equities businesses while at the same time maintaining a strict discipline with regard to its expenses, all during an extremely difficult market environment. Net revenues were $3,478 million for the first nine months of 2001 compared to $3,532 million for the first nine months of 2000.

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

NINE MONTHS ENDED AUGUST 31, 2001 AND AUGUST 31, 2000

----------------------------------------------------------------------------
(in millions)                                   Net Revenues
                                                   for the
                                              Nine Months Ended
                                      ----------------------------------
                                         August 31          August 31
                                            2001               2000
                                      ---------------    ---------------
Investment Banking                       $ 1,029            $ 1,102
Capital Markets                            1,882              1,912
Client Services                              567                518
                                      ---------------    ---------------
Total                                    $ 3,478            $ 3,532
                                      ===============    ===============

----------------------------------------------------------------------------

The following discussion provides an analysis of the Company's net revenues for the periods above.

INVESTMENT BANKING This segment's net revenues result from fees earned by the Company for underwriting public and private offerings of fixed income and equity securities, and advising clients on merger and acquisition activities and other services. Investment Banking's net revenues of $1,029 million decreased 7% in the first nine months of 2001 when compared to $1,102 million for the first nine months of 2000. The decrease was primarily due to a decrease in equity underwriting and merger and acquisition advisory revenues partially offset by strong results in debt underwriting.


Debt underwriting revenues increased 75% to $582 million in the first nine months of 2001 from $332 million for the first nine months of 2000. The increase was primarily due to an increase in fixed income issuances combined with a increase in the Company's market share to 6.7% for the nine months ended August 31, 2001 compared to 5.9% for calendar year 2000, according to TFSD.

--------------------------------------------------------
            INVESTMENT BANKING NET REVENUES
--------------------------------------------------------
(in millions)                      Nine Months Ended
                                 August 31   August 31
                                    2001        2000
-------------------------------- ----------- -----------
Debt Underwriting                 $   582     $   332
Equity Underwriting                   224         422
Merger and Acquisition Advisory       223         348
-------------------------------- ----------- -----------
                                   $1,029      $1,102
-------------------------------- ----------- -----------

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
                 MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

Equity underwriting revenues were $224 million for the first nine months of 2001 compared to $422 million for the first nine months of 2000. Although the Company's market share for the first nine months of 2001 was up over 12% from the first nine months of 2001, according to TFSD, results decreased as industry-wide equity underwriting activities were down over 25%.

Merger and acquisition advisory revenues for the first nine months of 2001 decreased 36% when compared to the first nine months of 2000 driven by a 32% industry-wide decrease in completed market volume.

CAPITAL MARKETS This segment's net revenues reflect institutional flow activities and secondary trading and financing activities related to fixed income and equity products. These products include a wide range of cash, derivative, secured financing and structured instruments.


Capital Markets' net revenues were $1,882 million for the first nine months of 2001, down 2% from the first nine months of 2000, as an extremely weak market environment was partially offset by strong institutional customer flow activity.

---------------------------------------------------------
              CAPITAL MARKETS NET REVENUES
---------------------------------------------------------
(in millions)                       Nine Months Ended
                                  August 31   August 31
                                    2001         2000
-------------------------------- ------------ -----------
Fixed Income                      $ 1,124      $   909
Equities                              758        1,003
-------------------------------- ------------ -----------
                                  $ 1,882      $ 1,912
-------------------------------- ------------ -----------


Net revenues from the fixed income component of Capital Markets increased to $1,124 million for the first nine months of 2001 compared to $909 million for the first nine months of 2000. These record results were driven by strong institutional customer flow activity as clients moved into interest-rate based products.

Net revenues from the equity component of Capital Markets decreased 24% to $758 million for the first nine months of 2001 compared to $1,003 million for the first nine months of 2000. This decrease was driven by reduced volatility levels versus the same period last year, spread compression beginning in the second quarter of 2001 from NASDAQ decimalization and declines in revenues from both private equity and risk arbitrage investments from year-ago levels, partially offset by stronger results in institutional customer flow activity and convertible securities.

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

Client Services' net revenues were $567 million for the first nine months of 2001 compared to $518 million for the first nine months of 2000. Client Services' results improved primarily due to strong fixed income activity as the Company's high-net-worth investors adjusted their portfolios to compensate for volatile equity market environment. In addition, private equity revenues increased from the year-ago period due to a $20 million incentive fee recognized from the Company's general partner interest in a single Merchant Banking investment.

--------------------------------------------------------
               CLIENT SERVICES NET REVENUES
--------------------------------------------------------
(in millions)                      Nine Months Ended
                                August 31    August 31
                                   2001        2000
------------------------------- ----------- ------------
Private Client                    $  541      $  512
Private Equity                        26           6
------------------------------- ----------- ------------
                                  $  567      $  518
------------------------------- ----------- ------------

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
                 MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS


Non-Interest Expenses    Non-interest expenses were $2,414 million for the first
nine months of 2001 and $2,432 million for the comparable period of 2000. Compensation and benefits expense as a percentage of net revenues were 51%, which is consistent with the Company's fiscal 2000 level. Non-personnel expenses were $641 million for the first nine months of 2001 and $613 million for the first nine months of 2000, an increase of approximately 5% reflecting the Company's strategic growth plan.

Income Taxes    The Company's income tax provision was $314 million for the nine months of 2001 compared to $362 million for the nine months of 2000. The effective tax rate was 29.5% for the first nine months of 2001 compared to 32.9% for the first nine months of 2000. The decrease in the tax rate reflects a greater impact of tax preference revenues on a lower pre-tax income base.

NEW ACCOUNTING DEVELOPMENTS

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB No. 125" ("SFAS 140"). SFAS 140 carries over the fundamental control premise of SFAS No. 125, which requires an entity to recognize only assets it controls and to derecognize assets only when control has been surrendered. SFAS 140 amends the control framework of SFAS 125 by revising the criteria to be used for evaluating whether a financial asset is controlled and providing new criteria necessary to meet the definition of a Qualifying Special Purpose Entity ("QSPE"). A QSPE is a limited-purpose vehicle often used for asset securitizations.

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

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangibles Assets". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, intangible assets with indefinite lives and goodwill will no longer be required to be amortized. Instead, these assets will be tested annually for impairment. The Company will adopt the provisions of SFAS No. 142 at the beginning of fiscal year 2002 and does not expect the adoption to have a material impact to the Company's financial position or results of operations.

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

Lehman Brothers Commercial Corporation and Lehman Brothers Special Financing Inc. v. Minmetals International Non-Ferrous Metals Trading Company (Reported in LBI's 2000 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended May 31, 2001)

         The trial date has been postponed to December 10, 2001.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits:

         The following exhibits are filed as part of this Quarterly Report, or where indicated, were heretofore filed and are hereby incorporated by reference:

         3.1 Restated Certificate of Incorporation of the Registrant dated September 3, 1981 (Incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987)

         3.2 Certificate of Amendment to Restated Certificate of Incorporation of the Registrant dated May 11, 1984 (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
                  1988)

         3.3 Certificate of Amendment to Restated Certificate of Incorporation of the Registrant, dated March 6, 1985 (Incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
                  1985)

         3.4 Certificate of Amendment to Restated Certificate of Incorporation of the Registrant, dated August 31, 1987 (Incorporated by reference to Exhibit 3.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
                  1987)

         3.5 Certificate of Amendment to Restated Certificate of Incorporation of the Registrant, dated January 28, 1988 (Incorporated by reference to Exhibit 3.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
                  1987)

         3.6 Certificate of Amendment to Restated Certificate of Incorporation of the Registrant, dated July 19, 1990. (Incorporated by reference to Exhibit 3.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
                  1990)

         3.7 Certificate of Amendment to Restated Certificate of Incorporation of the Registrant, dated August 2, 1993 (Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1993)

         3.8 Certificate of Designations of Floating Rate Preferred Stock, filed April 30, 1996 (Incorporated by reference to Exhibit 3.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996)

         3.9 By-Laws of the Registrant, amended as of January 30, 1997 (Incorporated by reference to Exhibit 3.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
                  1996)

         12.1 Computation of Ratio of Earnings to Fixed Charges (Filed herewith)

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


(b)      Reports on Form 8-K:

         The following reports on Form 8-K were filed during the quarter for which this Quarterly Report is filed:

         None

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               LEHMAN BROTHERS INC.
                                                        (Registrant)




Date:    October 15, 2001                   By:      /s/ David Goldfarb
                                                 -----------------------------
                                                    Chief Financial Officer
                                                 (Principal Financial Officer)

                                  EXHIBIT INDEX



EXHIBIT NO.                EXHIBIT
-----------                -------
Exhibit 12.1               Computation of Ratio of Earnings to Fixed Charges