Form 10-K405
period 2001-11-30
LEHMAN BROTHERS INC//
filed 2002-02-28
CIK 728586

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

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-6817

                            ------------------------

                              LEHMAN BROTHERS INC.

             (Exact Name of Registrant as Specified in its Charter)

                DELAWARE                                              13-2518466
    (State or other jurisdiction of                      (I.R.S. Employer Identification No.)
     incorporation or organization)

           745 SEVENTH AVENUE
           NEW YORK, NEW YORK                                           10019
(Address of principal executive offices)                              (Zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 526-7000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                  ON WHICH REGISTERED
-------------------------------------------  ---------------------------
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

    The Company is one of the leading global investment banks, serving institutional, corporate, government and high-net-worth individual clients and customers. Its executive offices are located at 745 Seventh Avenue, New York, New York 10019, and its telephone number is (212) 526-7000.

FORWARD-LOOKING STATEMENTS

    Some of the statements contained in this report, including those relating to the Company's strategy and other statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions, are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. These statements are not historical facts but instead represent only the Company's expectations, estimates and projections regarding future events. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include market, credit or counterparty, liquidity, legal and operational risks. Market and liquidity risks include changes in interest and foreign exchange rates and securities and commodities valuations, the availability and cost of capital and credit, changes in investor sentiment, global economic and political trends and industry competition. Legal risks include legislative and regulatory developments in the United States and throughout the world. The Company's actual results and financial condition may differ, perhaps materially, from the anticipated results and financial condition in any such forward-looking statements, and, accordingly, readers are cautioned not to place undue reliance on such statements. For more information concerning the risks and other factors that could affect the Company's future results and financial condition, see "Management's Analysis of Results of Operations" on pages 15-24 of this report. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

    The Company's business includes capital raising for clients through securities underwriting and direct placements; corporate finance and strategic advisory services; private equity investments; securities sales and trading; research; and the trading of foreign exchange and derivative products and certain commodities. The Company and its affiliates act as market-makers in all major equity and fixed income products in both the domestic and international markets. Lehman Brothers is a member of all principal securities and commodities exchanges in the United States, as well as the National Association of Securities Dealers, Inc. ("NASD"). Affiliates of LBI hold memberships or associate memberships on several principal international securities and commodities exchanges, including the London, Tokyo, Hong Kong, Frankfurt, Paris and Milan stock exchanges.

    Lehman Brothers and its affiliates provide a full array of capital market products and advisory services worldwide. Through the Company's investment banking, research, trading, structuring and distribution capabilities of equity and fixed income products the Company continues its focus of building its client/ customer business model. These "customer flow" activities represent a majority of the Company's revenues. In addition to its customer flow activities, the Company also takes proprietary positions, the success of which is dependent on its ability to anticipate economic and market trends. The Company believes its customer flow orientation mitigates its overall revenue volatility.

    The Company operates in three business segments (each of which is described below): Investment Banking, Capital Markets and Client Services. Financial information concerning the Company for the fiscal years ended November 30, 2001, November 30, 2000, and November 30, 1999, including the amount of net revenue contributed by each segment in such periods, is set forth in the Consolidated Financial Statements and the Notes thereto on pages F-1 to F-35 hereof. Information with respect to the Company's operations by segment and by geographic area is set forth in Note 14 to the Notes to Consolidated Financial Statements on pages F-33 and F-34 hereof.

EVENTS OF SEPTEMBER 11

    Lehman Brothers' world headquarters and other facilities had occupied space that was owned and leased in the World Financial Center and the World Trade Center in downtown New York City. As a result of the terrorist attacks of September 11, 2001, the World Financial Center offices were damaged and the World Trade Center space was destroyed. The United States debt and equity financial markets were temporarily closed. All Lehman Brothers employees (approximately 6,400 persons) and operations in downtown Manhattan were displaced. Key business activities and necessary support functions were relocated to the Company's back-up facilities in Jersey City, New Jersey, and to various other temporary sites. In November 2001, the Company purchased a new 1,000,000 square-foot office tower at 745 Seventh Avenue in New York, New York, to serve as the Firm's new world headquarters. The Company began occupying the new building in January 2002 and expects to have substantially occupied the space by the summer of 2002. Also in the wake of September 11, the Company leased additional office and data center space in Manhattan and in Jersey City.

    The Company has been informed that the facilities in the World Financial Center complex can be repaired; however, the damage to many of the floors at Three World Financial Center ("3WFC"), which is owned jointly with American Express Company, is significant. A repair and remediation plan is currently underway, although a completion date has not been finalized. As a result, the Company is currently evaluating its space needs and exploring its alternatives with respect to 3WFC and the other downtown New York facilities. Lehman Brothers has significant levels of insurance in place to cover losses resulting from the terrorist attack, including a policy covering damage to the core and shell of 3WFC and a separate policy covering the property damage to the World Trade Center and World Financial Center facilities, losses resulting from business interruption and extra expenses associated with the Company's relocation to, and occupancy of, the temporary facilities.

    During the fourth quarter of fiscal 2001, Lehman Brothers recognized a pretax special charge of $51 million ($29 million after-tax) associated with the net losses (after offsetting estimated insurance recoveries) stemming from the events of September 11. The charge does not reflect any loss resulting from the damage to the core and shell of 3WFC, as this amount is not yet known. However, the Company believes that any loss will be fully recoverable under the Company's insurance policy.

    The displacement and relocation of the Company's New York workforce, the closure of markets for certain periods following the terrorist attack and other issues directly related to the September 11 tragedy have negatively impacted the Company's business. The Company is in the process of pursuing a business interruption claim with its insurance carriers for lost revenue and related damages. As of November 30, 2001, the Company has not given any accounting recognition to the anticipated business interruption recovery.

    For more information concerning the effects of September 11, the special charge and the Firm's facilities, see Item 2, Properties, on page 9 of this report; Item 7, "Management's Analysis of Results of Operations" on pages 15-24 of this report; and Note 2 of the Notes to Consolidated Financial Statements on page F-14 of this report.

INVESTMENT BANKING

    Lehman Brothers' Investment Banking professionals are responsible for developing and maintaining relationships with issuer clients, gaining a thorough understanding of their specific needs and bringing together the full resources of Lehman Brothers and its affiliates to accomplish their financial objectives. Investment Banking is organized into industry, geographic and product coverage groups, enabling individual bankers to develop specific expertise in particular industries and markets. Global industry coverage groups include
Communications & Media, Consumer/Retailing, Financial Institutions, Financial Sponsors, Healthcare, Industrial, Natural Resources, Power, Real Estate and Technology. Where appropriate, specialized product groups are partnered with the global industry and geographic groups to provide tailor-made solutions for Lehman Brothers' clients. These product groups include Equity Capital Markets, which consists of equity and equity-related securities and derivatives, Fixed Income Capital Markets, which incorporates expertise in syndicate, liability management, derivatives, private placements, high yield debt and bank loan syndication, and Mergers and Acquisitions/Strategic Advisory Services. Geographically, Lehman Brothers and its affiliates maintain investment banking offices in six cities in the U.S. and in twenty-one cities in Europe, the Middle East, Asia and Latin America. The high degree of integration between the Company's industry, product and geographic groups has allowed Lehman Brothers to become a leading source of one-stop financial solutions for its global clients.

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

    UNDERWRITING. The Company is a leading underwriter of initial and other public and private offerings of equity and fixed income securities, including listed and over-the-counter securities, government and agency securities and mortgage- and asset-backed securities.

CAPITAL MARKETS

    Lehman Brothers combines the skills from the sales, trading and research areas of its Equities and Fixed Income Divisions to serve the financial needs of the Company's clients and customers. This integrated approach enables Lehman Brothers to structure and execute global transactions for clients and to provide worldwide liquidity in marketable securities.

    EQUITIES

    The Equities group is responsible for the Company's equity operations and all dollar and non-dollar equity and equity-related products worldwide. These products include listed and over-the-counter ("OTC") securities, American Depositary Receipts, convertibles, options, warrants and derivatives.

    EQUITY CASH PRODUCTS. Lehman Brothers makes markets in equity and equity-related securities and executes block trades on behalf of clients and customers. The Company and its affiliates participate in the global equity and equity-related markets in all major currencies through their worldwide presence and membership in major stock exchanges, including, among others, those in New York, London, Tokyo, Hong Kong, Frankfurt, Paris and Milan.

    EQUITY DERIVATIVES. Lehman Brothers offers equity derivative capabilities across a wide spectrum of products and currencies, including domestic and international portfolio trading, listed options and futures and over-the-counter derivatives. The Company's equity derivatives business is organized into two major product areas: a global volatility business, encompassing options-related products, and a global portfolio trading business that specializes in agency/risk baskets and other structured products.

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

    ARBITRAGE. Lehman Brothers engages in a variety of arbitrage activities including "riskless" arbitrage, where the Company seeks to benefit from temporary price discrepancies that occur when a security is traded in two or more markets and "risk" arbitrage activities, which involve the purchase of securities at discounts from the expected values that would be realized if certain proposed or anticipated corporate transactions (such as mergers, acquisitions, recapitalizations, exchange offers, reorganizations, bankruptcies, liquidations or spin-offs) were to occur. "Lehman Brothers' arbitrage activities benefit from the Company's presence in the global capital markets, access to advanced information technology, in-depth market research, proprietary risk management tools and general experience in assessing rapidly changing market conditions.

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

    MONEY MARKET PRODUCTS. Lehman Brothers holds leading market positions in the origination and distribution of medium-term notes and commercial paper. The Company is an appointed dealer or agent for numerous active commercial paper and medium-term note programs on behalf of companies and government agencies worldwide.

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

    MUNICIPAL AND TAX-EXEMPT SECURITIES. Lehman Brothers is a major dealer in municipal and tax-exempt securities, including general obligation and revenue bonds, notes issued by states, counties, cities and state and local governmental agencies, municipal leases, tax-exempt commercial paper and put bonds.

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

    FIXED INCOME DERIVATIVES. The Company and its affiliates offer a broad range of derivative, interest rate and credit products and services. Derivatives professionals are integrated into all of the Company's fixed income areas in response to the worldwide convergence of the cash and derivative markets.

    FOREIGN EXCHANGE. The global foreign exchange operations of Lehman Brothers and its affiliates provide market access and liquidity in all currencies for spot, forward and over-the-counter options markets around the clock. Lehman Brothers offers its customers superior execution, market intelligence, analysis and hedging capabilities, utilizing foreign exchange as well as foreign exchange options and derivatives. Lehman Brothers and its affiliates also provide advisory services to central banks, corporations, and investors worldwide, structuring innovative products to fit their specific needs. The Company makes extensive use of its global macroeconomics research to advise clients on the appropriate strategies to minimize interest rate and currency risk.

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

    RESEARCH

    EQUITY RESEARCH. The Equity Research department is integrated with and supports the Company's sales and trading activities. To ensure in-depth expertise within various markets, Equity Research has established regional teams on a worldwide basis that are staffed with industry and strategy specialists.

    FIXED INCOME RESEARCH. Fixed Income research at Lehman Brothers encompasses the full range of research disciplines: quantitative, economic, strategic, credit, portfolio, relative value and market-specific analysis. Fixed Income research is integrated with the Company's sales and trading activities. The department's specialists provide expertise in U.S., European and Asian government and agency securities, derivatives, sovereign issues, corporate securities, high yield, asset- and mortgage-backed securities, real estate, emerging market debt and municipal securities.

CLIENT SERVICES

    Client Services includes the Company's Private Client Services group, a retail-based organization that primarily serves the investment needs of wealthy individuals, and its Private Equity Division, which manages assets through a series of private equity funds.

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

    PRIVATE EQUITY

    The Company and its affiliates currently have over $5.6 billion in Private Equity assets under management, primarily in three asset classes: Merchant Banking, Venture Capital and Real Estate. The primary goal of each asset class is to make investments that provide attractive returns to investors, including institutions, high-net-worth individuals, the Company and certain employees of the Company and its affiliates.

    MERCHANT BANKING. Lehman Brothers' merchant banking activities include making principal investments in established companies worldwide, often in partnership with clients of the Company, and managing these investments until they are realized. Merchant banking seeks to partner with proven operating teams that have a compelling business strategy or vision, with the aim of creating long-term value for investors.

    VENTURE CAPITAL. Lehman Brothers manages investments in venture capital focused on technology, communications and healthcare companies. The primary investment objective of the venture capital investment activities is to make growth-oriented equity or equity-related investments in privately held companies. Venture capital investments focus on companies capable of turning innovative technology and management solutions into successful businesses.

    REAL ESTATE. Lehman Brothers' affiliated Real Estate Fund is focused on making equity investments in properties, real estate companies and related service businesses.

    Commitments for all of the private equity funds are raised in private placements not requiring registration under the Securities Act of 1933.

TECHNOLOGY AND E-COMMERCE

    Lehman Brothers is committed to maintaining a technology platform to deliver a full range of capital markets information and services to its institutional and high-net-worth client base. The e-Commerce organization, which brings together senior management from all of the Company's global business areas, has developed the Company's overall e-commerce strategy, approves all e-commerce investments and provides a forum to share e-commerce knowledge and new developments across the Company's businesses and geographies. The Company's e-commerce strategy focuses on client and markets connectivity, content and strategic ventures. Lehman Brothers has an integrated client and employee web site, LehmanLive, which serves as a complete suite of services, including pre-trade (research and analytics), trade and post-trade (clearing and settlement information, risk management and prime brokerage) information and employee applications. LehmanLive was an important element in the Firm's recovery after the terrorist attacks of September 11, 2001. Lehman Brothers has made many strategic investments and is a participant in a number of institutional trading networks. Notable investments include TradeWeb, MarketAxess and SecuritiesHub in Fixed Income, and TheMarkets.com, EquiLend, Redi/Arca and NYFIX Millennium in Equities. Additionally, Lehman Brothers has supported the global expansion of NASDAQ with an investment in its U.S., European and Japanese ventures.

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

RISK MANAGEMENT

    As a leading global investment banking company, risk is an inherent part of the Company's businesses. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. Lehman Brothers has developed policies and procedures designed to identify, measure and monitor each of the risks involved in its trading, brokerage and investment banking activities on a global basis. The principal risks of Lehman Brothers are market, credit, liquidity, legal and operational risks. As part of the Company's customer-flow activities, Lehman Brothers takes proprietary positions in interest rates, foreign exchange and various securities, derivatives and commodities. Although the Company seeks to mitigate risk associated with such positions through hedging activities, consistent with its expectations of future events, it is subject to the risk that actual market events may differ from the Company's expectations, which may result in losses associated with such positions.

    Lehman Brothers has developed a control infrastructure to monitor and manage each type of risk on a global basis throughout the Company. A full description of the Company's Risk Management procedures is contained in "Management's Analysis of Results of Operations--Risk Management" on pages 20-23 hereof, and is incorporated herein by reference.

COMPETITION

    All aspects of the Company's business are highly competitive. The Company competes in domestic and international markets directly with numerous other brokers and dealers in securities and commodities, including traditional and online securities brokerage firms, investment banking firms, investment advisors and certain commercial banks and, indirectly for investment funds, with insurance companies and others.

    The financial services industry has become considerably more concentrated as numerous securities firms have been acquired by or merged into other firms. These developments have increased competition from other firms, many of which have significantly greater equity capital than the Company. Legislative and regulatory changes in the United States allow commercial banks to enter businesses previously limited to investment banks, and several combinations between commercial banks and investment banks have occurred, which has further increased competition.

REGULATION

    The securities industry in the United States is subject to extensive regulation under both federal and state laws. LBI is registered as a broker-dealer, and LBI and certain other subsidiaries of Holdings are registered as investment advisors with the Securities and Exchange Commission (the "SEC") and as such are subject to regulation by the SEC and by self-regulatory organizations, principally the NASD, national securities exchanges such as the New York Stock Exchange (which has been designated by the SEC as LBI's primary regulator) and the Municipal Securities Rulemaking Board. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. LBI is a registered broker-dealer in all 50 states, the District of Columbia and the Commonwealth of Puerto Rico. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings, which may result in censure, fine, the issuance of cease-and-desist orders or suspension or expulsion of a broker-dealer or an investment advisor, its officers or employees.

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

CAPITAL REQUIREMENTS

    LBI is subject to various securities, commodities and banking regulations and capital adequacy requirements promulgated by regulatory and exchange authorities. Reference is made to Note 6 of Notes to Consolidated Financial Statements on page F-19 hereof, which is incorporated herein by reference.

EMPLOYEES

    As of November 30, 2001, LBI employed approximately 8,300 persons. The Company considers its relationship with its employees to be good.

ITEM 2. PROPERTIES

    As a result of the terrorist attacks of September 11, 2001, Lehman Brothers was forced to relocate its employees and operations from downtown Manhattan. In November 2001 the Company purchased a new 1,000,000 square-foot office tower at 745 Seventh Avenue in New York City. This building is the Firm's new world headquarters. The Company began occupying the new building in January 2002 and expects to have substantially occupied the space by the summer of 2002.

    In October 2001, the Company leased approximately 437,000 square feet of office space at 399 Park Avenue and 56,000 square feet of data center space at another location in New York City, each with a term extending until 2016.

    The Company's former world headquarters at Three World Financial Center in downtown New York City, occupying approximately 1.1 million square feet, which the Company owns under a tenancy-in-common arrangement with American Express Company, suffered significant damage in the terrorist attacks. A repair and remediation plan is currently underway, although a completion date has not been finalized.

    The Company had leased approximately 160,000 square feet of space at One World Trade Center in New York City, which was destroyed in the September 11 attacks. The Company exercised its right to terminate this lease effective February 2002. This lease was due to expire in 2015.

    Lehman Brothers also leases space at One World Financial Center in the same office complex as Three World Financial Center. This space suffered some damage in the attacks and is currently unoccupied. Prior to September 11, the Company had occupied 100,000 square feet of the One World Financial Center space, which was scheduled ultimately to consist of approximately 715,000 square feet. Approximately 95,000 square feet were to be occupied during 2001 after September 11, and 520,000 square feet were to be occupied in stages thereafter. The lease terms at One World Financial Center expire at various dates from December 2015 through 2025, with the exception of a lease for 148,000 square feet, which expires in 2006.

    The Company is currently evaluating its space needs and exploring its alternatives with respect to its downtown New York City facilities.

    In September 2001, Lehman Brothers assumed a 409,000 square foot lease for additional office space in Jersey City, New Jersey, with a term extending until 2016. Approximately 256,000 square feet of the premises have been subleased to a third-party tenant. The Company also leases approximately 400,000 square feet of office space in a nearby building (the "Operations Center"), of which approximately 32,000 square feet have been subleased to a third-party tenant. The Operations Center is used by systems, operations and certain administrative personnel. The lease term expires in 2011.

    Facilities occupied by the Company and its subsidiaries (or to be occupied as described above) are believed to be adequate for the purposes for which they are or are to be used and are well maintained.

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

    Although there can be no assurance as to the ultimate outcome, the Company generally has denied, or believes it has a meritorious defense and will deny, liability in all significant cases pending against it including the matters described below, and it intends to defend vigorously each such case. Based on information currently available and established reserves, the Company believes that the eventual outcome of the actions against it, including the matters described below, will not, in the aggregate, have a material adverse effect on the consolidated financial position of the Company but may be material to the Company's operating results for any particular period, depending on the level of the Company's income for such period.

LEHMAN BROTHERS COMMERCIAL CORPORATION AND LEHMAN BROTHERS SPECIAL
FINANCING INC. V. MINMETALS INTERNATIONAL NON-FERROUS METALS TRADING COMPANY

    On November 15, 1994, a Holdings subsidiary, Lehman Brothers Commercial Corporation ("LBCC"), and an LBI subsidiary, Lehman Brothers Special
Financing Inc. ("LBSF"), commenced an action against Minmetals International Non-Ferrous Metals Trading Company ("Minmetals") and China National Metals and Minerals Import and Export Company ("CNM") in the United States District Court for the Southern District of New York alleging breach of contract against Minmetals and breach of guarantee against CNM. The litigation arose from the refusal by Minmetals and CNM to honor their obligations with respect to certain foreign exchange and swap transactions. LBCC and LBSF seek to recover approximately $52.5 million from Minmetals and/or CNM. Minmetals filed counterclaims against Lehman entities based on violations of federal securities and commodities laws and rules and theories of fraud, breach of fiduciary duty and conversion. A non-jury trial began on December 10, 2001, and testimony was completed on February 15, 2002. The court has the case under submission.

AIA HOLDING SA ET AL. V. LEHMAN BROTHERS INC. AND BEAR STEARNS & CO., INC.

    On July 9, 1997, LBI was served with a complaint in the United States District Court for the Southern District of New York in which 277 named plaintiffs assert 24 causes of action against LBI and Bear Stearns & Co., Inc. The amount of damages claimed is unspecified. The claims arise from the activities of an individual named Ahmad Daouk, who was employed by an introducing broker which introduced accounts to LBI between 1988 and 1992. Daouk allegedly perpetrated a fraud upon the claimants, who are mostly investors of Middle Eastern origin, and the complaint alleges that LBI breached various contractual and common law duties owed to the investors. On March 27, 1998, the District Court dismissed without prejudice 18 of the 24 counts pleaded in the complaint. On July 3, 1998, the plaintiffs served their First Amended Complaint containing 18 causes of action against LBI and/or Bear Stearns. The court has ordered the plaintiffs divided into 14 groups of 20 for trial purposes. No trial date has been set.

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

    By memorandum and order dated February 9, 2001 (the "Order"), the court granted defendants' motion to dismiss the Consolidated Amended Complaint and denied plaintiffs' request for leave to file a Second Amended Complaint. In the Order, the court concluded that the purchaser plaintiffs lacked standing under the antitrust laws to assert the claims. The court indicated in the Order that its decision did not apply to any claims brought on behalf of issuers of IPO securities. The case is on appeal to the U.S. Court of Appeals for the Second Circuit.

IN RE ISSUER PLAINTIFF INITIAL PUBLIC OFFERING FEE ANTITRUST LITIGATION

    By order dated April 10, 2001, the United States District Court for the Southern District of New York consolidated four actions pending before the court brought by bankrupt issuers of IPO securities against more than 20 underwriter defendants (including LBI): (1) CHS ELECTRONICS, INC. V. CREDIT SUISSE FIRST BOSTON CORP., ET AL.; (2) EQUALNET COMMUNICATIONS CORP. V. GOLDMAN SACHS
GROUP, INC., ET AL.; (3) MDCM HOLDINGS, INC. F/K/A MORTGAGE.COM, INC. BY LEWIS
B. FREEMAN, ASSIGNEE FOR THE BENEFIT OF CREDITORs; and (4) JEFFREY A. WEINMAN, AS TRUSTEE OF THE BANKRUPTCY ESTATE OF WESTERN PACIFIC AIRLINES V. SALOMON SMITH BARNEY INC., ET AL. On July 6, 2001, the plaintiffs filed a consolidated class action complaint seeking unspecified compensatory damages and injunctive relief for alleged violations of the antitrust laws based on the theory that the defendant underwriters fixed and maintained fees for underwriting certain IPO securities at supra-competitive levels. CHS Electronics voluntarily dismissed its claims with prejudice in October 2001.

ISLAND VENTURE CORPORATION, ET AL. V. LEHMAN BROTHERS INC. AND LEHMAN BROTHERS SECURITIES ASIA, LTD.

    On February 9, 2001, Island Venture Corporation, Continental Resources Corporation, Recola Investment Corporation, Grand Concord Corporation and Goodwell Industrial Corporation filed a First Amended Complaint in the United States District Court for the District of New Jersey against LBI and Lehman Brothers Securities Asia, Ltd. In July 2001, plaintiffs filed a Second Amended Complaint. The complaint arises in connection with the plaintiffs' purchase of various promissory notes issued by Indonesian companies in 1997 and upon which the issuers have defaulted. It also asserts claims relating to an alleged unauthorized liquidation for $8.5 million of a $10 million Asia Investment Grade Default Note ("Basket Note") issued by Lehman Brothers Holdings PLC. The complaint seeks rescission and damages under various common law theories of mutual mistake, breach of contract, breach of fiduciary duty, negligence, negligent misrepresentation and constructive fraud, as well as asserting claims under Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). The plaintiffs seek to recover damages of approximately $60 million on all the notes they purchased and the difference between the liquidation price and the face value of the Basket Note plus lost interest payments.

IPO ALLOCATION CASES

    LBI has been named as a defendant in approximately 192 purported securities class actions that were filed between March and December 2001 in the United States District Court for the Southern District of New York. The actions, which allege improper IPO allocation practices, have been brought by persons who, either directly or in the aftermarket, purchased IPO securities during the period between March 1997 and December 2000. The plaintiffs allege that Lehman and other IPO underwriters required persons receiving allocations of IPO shares to pay excessive commissions on unrelated trades and to purchase shares in the aftermarket at specified escalating prices. The plaintiffs, who seek unspecified compensatory damages, claim that these alleged practices violated various provisions of the federal securities laws, specifically, sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the "Securities Act"), section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder, and section 20(a) of the Exchange Act. The 192 actions in which LBI was named a defendant have been consolidated into 83 cases, each involving a distinct offering. Those 83 consolidated cases, and approximately 240 others in which LBI is not named as a defendant, have been coordinated for pretrial purposes before a single judge.

    On January 2, 2002, a separate consolidated class action, entitled IN RE INITIAL PUBLIC OFFERING ANTITRUST LITIGATION, was filed against LBI, among other underwriters, alleging violations of federal and state antitrust laws. The complaint alleges that the underwriter defendants conspired to require customers who wanted IPO allocations to pay back to the underwriters a percentage of their IPO profits in the form of commissions on unrelated trades, to purchase other, less attractive securities and to buy shares in the aftermarket at predetermined escalating prices. Originally filed as twelve separate class actions in three different courts, the consolidated antitrust action is now pending before a single judge--different from the one hearing the securities cases--in the United States District Court for the Southern District of New York. The antitrust plaintiffs seek unspecified treble damages.

FRED KAUFMAN V. ROGER S. BERLIND, ET AL.

    In June 2001 a shareholder of Holdings filed a derivative action in the United States District Court for the Southern District of New York against Holdings and Holdings' board of directors for the purported benefit of Holdings and its shareholders. The action alleges that the board members breached their fiduciary duties of loyalty and good faith and failed to exercise their duties of due care and due diligence by failing to maintain systems to alert them to the alleged improper IPO allocation practices challenged in the IPO ALLOCATION CASES (see above) and by failing to become informed of the alleged practices. The action seeks unspecified compensatory damages based on the alleged damages that Holdings may suffer if it is found liable in the pending IPO ALLOCATION CASEs. Pursuant to a Stipulation and Order of Dismissal, agreed to by the parties and approved by the court, the case was dismissed without prejudice in November 2001.

YOUNG, ET AL. V. DREISBACH, ET AL.

    On November 1, 2001, this purported class action was filed in the United States District Court for the Northern District of California. The action is brought on behalf of a purported class of investors who purchased the common stock of Metricom, Inc., during the period from June 21, 1999, to July 2, 2001. Plaintiffs name various officers, directors and selling shareholders of Metricom, along with LBI and the four other co-managing underwriters of an offering of Metricom common stock on February 3, 2000. Prior to the commencement of this action, Metricom filed for protection under the federal bankruptcy code. The February 2000 offering raised approximately $500 million. Against the underwriters, plaintiffs allege violations of Sections 11 and 12(2) of the Securities Act and of Section 10(b) of the Exchange Act. The complaint alleges that the prospectus and registration statement for the offering failed to disclose material facts concerning, among other things, Metricom's flawed business plan and marketing strategy. The complaint seeks class action status, damages and "statutory compensation", and attorneys' fees and other costs.

ACTIONS REGARDING FRANK GRUTTADAURIA

    The Company discovered in January 2002 that Frank Gruttadauria, the former branch manager of the Company's Cleveland office, which was acquired in October 2000 from SG Cowen Securities Corporation ("SG Cowen") as part of the purchase by the Company of certain accounts and related assets belonging to SG Cowen's private client group, has apparently been involved in creating false account statements for clients of that office and may have caused unauthorized transfers of funds from client accounts. This conduct has allegedly taken place for a number of years and began well prior to the acquisition of this office by Lehman Brothers. Lehman Brothers continues to investigate the situation and cooperate with law enforcement authorities. Under the terms of the purchase agreement, SG Cowen retained liability for activities arising out of the conduct or operation of the business while owned by SG Cowen.

    ROBERT FAZIO ET AL. V. FRANK GRUTTADAURIA, LEHMAN BROTHERS INC., LEHMAN BROTHERS HOLDINGS INC. ET AL. In February 2002, LBI and Holdings were served with an amended complaint in the United States District Court for the Northern District of Ohio, Eastern Division. The amended complaint alleges violations of section 10(b) of the Exchange Act and Rule 10b-5 thereunder; violations of various NASD and New York Stock Exchange rules; violations of the Racketeer Influenced and Corrupt Organizations Act (RICO); violations of Ohio laws; common law fraud; breach of fiduciary duty; failure to supervise and respondeat superior liability. Plaintiffs seek the amounts in their accounts from various times, alleged as approximately $18.5 million, plus appreciation on that amount, plus all income taxes plaintiffs paid on any non-existent gains; treble damages on the foregoing amounts; statutory relief; punitive damages; pre- and post-judgment interest; attorneys fees and costs and any other relief the court deems appropriate.

    EUNICE POST MELTZER V. LEHMAN BROTHERS INC. AND SG COWEN SECURITIES CORPORATION. In January 2002, LBI was served with a complaint in the United States District Court for the Northern District of Illinois, Eastern Division. The complaint alleges theft, embezzlement and negligent and reckless failure to supervise and that plaintiff has been damaged in excess of $1 million. Plaintiff seeks delivery of all assets allegedly stolen plus interest and dividends, punitive damages, attorneys fees and costs and any other relief the court deems appropriate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Pursuant to General Instruction I of Form 10-K, the information required by
Item 4 is omitted.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

    All of the outstanding Common Stock, par value $0.10 per share, of the Company is owned by Holdings. For information on payment of dividends by the Company during the two most recent fiscal years, see Note 13 of Notes to Consolidated Financial Statements on pages F-32 and F-33 hereof, which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

    Pursuant to General Instruction I of Form 10-K, the information required by
Item 6 is omitted.

ITEM 7. MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

    Pursuant to General Instruction I of Form 10-K, set forth on the following pages is Management's Analysis of Results of Operations for the twelve months ended November 30, 2001, November 30, 2000, and November 30, 1999. Such information should be read in conjunction with the Consolidated Financial Statements of the Registrant and its Subsidiaries together with the Notes thereto contained on pages F-1 to F-35 hereof.

                 MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
RESULTS OF OPERATIONS.......................................     15

  Net Revenues..............................................     15
  Non-Interest Expenses.....................................     18
  Income Taxes..............................................     19

SUMMARY OF CONTRACTUAL OBLIGATIONS..........................     19

RISK MANAGEMENT.............................................     20
  Credit Risk...............................................     21
  Market Risk...............................................     21
  Value-at-Risk.............................................     22

SIGNIFICANT ACCOUNTING POLICIES.............................     23

NEW ACCOUNTING DEVELOPMENTS.................................     24

EFFECTS OF INFLATION........................................     24

                 MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The Company reported net income of $855 million in 2001, $1,134 million in 2000 and $696 million in 1999. The Company's results in 2001 include the impact of a $51 million pretax special charge stemming from the events of September 11, which resulted in the displacement and relocation of the Company's New York employees located in lower Manhattan, as well as the difficult market environment experience during 2001. (Additional information about the special charge can be found in Note 2 to the Consolidated Financial Statements.)

NET REVENUES

    Net revenues were $4,094 million in 2001, $4,735 million in 2000 and $3,478 in 1999. This performance, in an extremely difficult market environment and coupled with the direct effects of September 11 terrorist attack, demonstrates the depth and resiliency of the Company's franchise.

    The Company is segregated into the following three business segments (each of which are described below): Investment Banking, Capital Markets and Client Services. Each segment represents a grouping of activities and products with similar characteristics. These business activities result in revenues from both institutional and high-net-worth retail clients, which are recognized across all revenue categories contained in the Company's Consolidated Statement of Income. (Net revenues by segment also contain certain internal allocations, including funding costs, which are centrally managed.)

TWELVE MONTHS ENDED NOVEMBER 30, 2001
(IN MILLIONS)

                                            PRINCIPAL TRANSACTIONS,
                                                COMMISSIONS AND
                                                 NET INTEREST         INVESTMENT BANKING    OTHER      TOTAL
                                            -----------------------   ------------------   --------   --------
Investment Banking........................           $   --                 $1,484           $--       $1,484
Capital Markets...........................            1,858                                   20        1,878
Client Services...........................              684                     24            24          732
                                                     ------                 ------           ---       ------
Total.....................................           $2,542                 $1,508           $44       $4,094
                                                     ======                 ======           ===       ======

                            ------------------------

SOME OF THE STATEMENTS CONTAINED IN THIS MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS, INCLUDING THOSE RELATING TO THE COMPANY'S STRATEGY AND OTHER STATEMENTS THAT ARE PREDICTIVE IN NATURE, THAT DEPEND UPON OR REFER TO FUTURE EVENTS OR CONDITIONS OR THAT INCLUDE WORDS SUCH AS "EXPECTS," "ANTICIPATES," "INTENDS," "PLANS," "BELIEVES," "ESTIMATES" AND SIMILAR EXPRESSIONS ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE STATEMENTS ARE NOT HISTORICAL FACTS BUT INSTEAD REPRESENT ONLY THE COMPANY'S EXPECTATIONS, ESTIMATES AND PROJECTIONS REGARDING FUTURE EVENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE CERTAIN RISKS AND UNCERTAINTIES THAT ARE DIFFICULT TO PREDICT, WHICH MAY INCLUDE MARKET, CREDIT OR COUNTERPARTY, LIQUIDITY, LEGAL AND OPERATIONAL RISKS. MARKET AND LIQUIDITY RISKS INCLUDE CHANGES IN INTEREST AND FOREIGN EXCHANGE RATES AND SECURITIES AND COMMODITIES VALUATIONS, THE AVAILABILITY AND COST OF CAPITAL AND CREDIT, CHANGES IN INVESTOR SENTIMENT, GLOBAL ECONOMIC AND POLITICAL TRENDS AND INDUSTRY COMPETITION. LEGAL RISKS INCLUDE LEGISLATIVE AND REGULATORY DEVELOPMENTS IN THE U.S. AND THROUGHOUT THE WORLD. THE COMPANY'S ACTUAL RESULTS AND FINANCIAL CONDITION MAY DIFFER, PERHAPS MATERIALLY, FROM THE ANTICIPATED RESULTS AND FINANCIAL CONDITION IN ANY SUCH FORWARD-LOOKING STATEMENTS AND, ACCORDINGLY, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

TWELVE MONTHS ENDED NOVEMBER 30, 2000
(IN MILLIONS)

                                            PRINCIPAL TRANSACTIONS,
                                                COMMISSIONS AND
                                                 NET INTEREST         INVESTMENT BANKING    OTHER      TOTAL
                                            -----------------------   ------------------   --------   --------
Investment Banking........................           $   --                 $1,609           $--       $1,609
Capital Markets...........................            2,441                                   23        2,464
Client Services...........................              625                      5            32          662
                                                     ------                 ------           ---       ------
Total.....................................           $3,066                 $1,614           $55       $4,735
                                                     ======                 ======           ===       ======

TWELVE MONTHS ENDED NOVEMBER 30, 1999
(IN MILLIONS)

                                            PRINCIPAL TRANSACTIONS,
                                                COMMISSIONS AND
                                                 NET INTEREST         INVESTMENT BANKING    OTHER      TOTAL
                                            -----------------------   ------------------   --------   --------
Investment Banking........................           $   --                 $1,135           $--       $1,135
Capital Markets...........................            1,894                                    5        1,899
Client Services...........................              439                     (7)           12          444
                                                     ------                 ------           ---       ------
Total.....................................           $2,333                 $1,128           $17       $3,478
                                                     ======                 ======           ===       ======

    The following discussion provides an analysis of the Company's net revenues for the periods above.

    INVESTMENT BANKING

    This segment's net revenues result from fees earned by the Company for underwriting public and private offerings of fixed income and equity securities, and advising clients on merger and acquisition activities and other services. Investment Banking's net revenues decreased 8% in 2001 to $1,484 million from $1,609 million in 2000, as record debt underwriting activity was more than offset by declines in both equity underwriting and merger and acquisition fees due to industry-wide decreases in volume. In 2000, Investment Banking net revenues increased 42% from $1,135 million in 1999.

INVESTMENT BANKING NET REVENUES:
(IN MILLIONS)

                                                                2001       2000       1999
                                                              --------   --------   --------
Debt Underwriting...........................................   $  812     $  481     $  527
Equity Underwriting.........................................      291        557        286
Merger and Acquisition Advisory.............................      381        571        322
                                                               ------     ------     ------
                                                               $1,484     $1,609     $1,135
                                                               ======     ======     ======

    Debt underwriting net revenues increased 69% to a record $812 million in 2001, as issuers continued to take advantage of lower interest rates to raise long-term debt and replace short-term financings. Contributing to these results was an increase in the Company's global market share for debt origination, which grew to 6.6% in 2001 from 5.8% for 2000, according to Thomson Financial Securities Data Corp ("TFSD"). In 2000, debt underwriting net revenues decreased 9% from $527 million in 1999.

    Equity origination net revenues were down 48% compared to a year ago, as industry-wide equity underwriting declined significantly during the year. However, the Company continued to grow its equity underwriting market share during the year. The Company's global equity origination volume share increased over 41% to 4.8% compared to 2000 as the value of lead managed deals increased to $15.9 billion, according to TFSD. Equity origination net revenues increased 95% in 2000 from $286 million in 1999.

    Merger and acquisition advisory fees decreased 33% compared to last year's record results as industry-wide volumes for completed deals decreased 33%, according to TFSD. For the year, the Company improved its market share in U.S. announced mergers and acquisition transactions. Merger and acquisition advisory fees increased 77% in 2000 from $322 million in 1999.

    CAPITAL MARKETS

    This segment's net revenues reflect institutional flow activities and secondary trading and financing activities related to fixed income and equity products. These products include a wide range of cash, derivative, secured financing and structured instruments. Capital Markets' net revenues were $1,878 million for 2001, $2,464 million for 2000 and $1,899 million for 1999. The 24% decrease in net revenues in 2001 is primarily attributable to declining global equity markets during 2001.

CAPITAL MARKETS NET REVENUES:
(IN MILLIONS)

                                                                2001       2000       1999
                                                              --------   --------   --------
Fixed Income................................................   $1,075     $1,104     $1,108
Equities....................................................      803      1,360        791
                                                               ------     ------     ------
                                                               $1,878     $2,464     $1,899
                                                               ======     ======     ======

    Net revenues from the fixed income component of Capital Markets decreased 3% to $1,075 million, as strong institutional customer flow activity was offset by a weak contribution from the high yield market, due to a deteriorating credit environment. In 2000, fixed income net revenues remained relatively unchanged compared to 1999.

    Net revenues from the equity component of Capital Markets decreased 41% to $803 million in 2001. Declining global equity markets resulted in less equity origination activity, which in turn resulted in less secondary activity. This factor, combined with a significant decrease in market volatility levels and spread compression beginning in the second quarter of 2001 from NASDAQ decimalization, and declines in revenues from both private equity and risk arbitrage activities led to the decrease in 2001 net revenues. In 2000, net revenues from the equities component of Capital Markets increased 72% from $791 million in 1999.

    CLIENT SERVICES

    Client Services net revenues reflect earnings from the Company's Private Client and Private Equity businesses. Private Client net revenues reflect the Company's high-net-worth retail customer flow activities as well as asset management fees, where the Company strives to add value to its client base of high-net-worth individuals and mid-sized institutional investors. Private Equity net revenues include the management and incentive fees earned in the Company's role as general partner for private equity banking partnerships.

CLIENT SERVICES NET REVENUES:
(IN MILLIONS)

                                                                2001       2000       1999
                                                              --------   --------   --------
Private Client..............................................    $706       $651       $449
Private Equity..............................................      26         11         (5)
                                                                ----       ----       ----
                                                                $732       $662       $444
                                                                ====       ====       ====

    Client Services' net revenues for 2001 were $732 million compared to $662 million for 2000 and $444 million for 1999. The 8% increase in Private Client in 2001 was driven by strong production results from the Company's high-net-worth sales force despite the weak equity market environment. The Company has been able to establish a consistent flow of revenues from the high-net-worth sector, as these investors actively rebalance their portfolios to adjust for market conditions.

    Private Equity net revenues increased to $26 million from $11 million in 2000, primarily due to a $20 million incentive fee recognized from an individual Merchant Banking investment through the Company's role as general partner.

NON-INTEREST EXPENSES

    Non-interest expenses in 2001 totaled $2,965 million, down 5% from 2000's non-interest expenses of $3,118 million, as a decrease in compensation and benefits was partially offset by an increase in nonpersonnel expenses. 2001 total non-interest expenses included a special charge of $51 million related to the events of September 11. Excluding the special charge, non-interest expenses were down 7% from 2000. The decrease in non-interest expenses highlights the Company's continued disciplined approach to expense management. This ongoing focus on expenses is a key attribute of the Company's strategic objectives.

                                                                   TWELVE MONTHS ENDED
                                                                       NOVEMBER 30
                                                              ------------------------------
                                                                2001       2000       1999
(IN MILLIONS)                                                 --------   --------   --------
Compensation and benefits...................................   $2,088     $2,304     $1,764
Nonpersonnel................................................      826        814        701
Special charge..............................................       51         --         --
                                                               ------     ------     ------
Total non-interest expenses.................................   $2,965     $3,118     $2,465
                                                               ======     ======     ======

    Compensation and benefits expense as a percentage of net revenues increased to 51.0% from 48.7% in 2000 and 50.7% in 1999. Compensation and benefits expense includes the cost of salaries, incentive compensation and employee benefit plans as well as the amortization of deferred stock compensation awards.

    Nonpersonnel expenses increased slightly in 2001 compared to 2000, as increases in technology and communications expenses and brokerage and clearance fees were offset by reductions in other expense items, as the Company focused on reducing discretionary items during the year. In 2000, total non-interest expenses increased 26% from 1999. This increase was driven by higher compensation costs as a result of increased revenues, as well as an increase in nonpersonnel expenses as the Company invested in technology capabilities.

    During the fourth quarter of 2001, the Company recorded a $51 million special charge relating to the events of September 11. This charge reflects all costs and asset write-offs associated with these events, net of related estimated insurance recoveries. The Company is pursuing a claim with its insurance carriers for the property damage, incremental costs and lost revenues from the business interruption from these events. (Additional information about the special charge can be found in Note 2 to the Consolidated Financial Statements.)

INCOME TAXES

    The Company's 2001 income tax provision of $274 million represented an effective tax rate of 24.3%. Excluding the impact of the special charge, the effective tax rate for 2001 was 25.2%. In 2000 and 1999, the income tax provision was $483 million and $317 million, respectively, resulting in effective tax rates of 29.9% and 31.3%. The decrease in the effective tax rate in 2001 was primarily due to a greater impact of permanent differences due to a decrease in the level of pretax income and an increase in tax-exempt income. Additional information about the Company's income taxes can be found in Note 8 to the Consolidated Financial Statements.

SUMMARY OF CONTRACTUAL OBLIGATIONS

    As of November 30, 2001 and 2000, the Company was contingently liable for $0.9 billion and $1.5 billion, respectively, of letters of credit, primarily used to provide collateral for securities and commodities borrowed and to satisfy margin deposits at option and commodity exchanges, and other guarantees.

    In connection with its secured financing activities, the Company had outstanding commitments under certain secured lending arrangements of approximately $1.5 billion and $3.0 billion, at November 30, 2001 and 2000, respectively. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness. At
November 30, 2001 the Company had commitments to enter into forward starting secured resale and repurchase agreements of $43.6 billion and $21.5 billion, respectively, as compared to $47.6 billion and $14.5 billion, respectively, at November 30, 2000.

    In addition, the Company, through its high grade and high yield sales, trading and underwriting activities, makes commitments to extend credit in loan syndication transactions. The Company utilizes various hedging and funding strategies to actively manage its market, credit and liquidity exposures on these commitments. In addition, total commitments are not indicative of actual risk or funding requirements, as the commitments may not be drawn or fully utilized. These commitments and any related draw downs of these facilities typically have fixed maturity dates and are contingent upon certain representations, warranties and contractual conditions applicable to the borrower.

    At November 30, 2001 and 2000, the Company had net lending commitments to investment grade borrowers of $2.1 billion (gross commitments of $3.2 billion less $1.1 billion of associated hedges) and $2.5 billion ($2.6 billion of gross commitments and $0.1 billion of associated hedges), respectively. Lending commitments to non-investment grade borrowers totaled $1.0 billion and $0.9 billion at November 30, 2001 and 2000, respectively. In addition, the Company has pre-arranged funding facilities with third party lenders of $2.9 billion at both November 30, 2001 and November 30, 2000, available to it to fund draw downs against these commitments. These funding facilities contain limits for certain concentrations of counterparty, industry or credit ratings of the underlying loans.

    As of November 30, 2001 and 2000, the Company had commitments to invest up to $169 million and $282 million, respectively, directly and through partnerships in private equity related investments. These commitments will be funded as required through the end of the respective investment periods, principally expiring in 2004.

    Aggregate contractual obligations and other commitments as of November 30, 2001 by maturity are as follows:

                                                                 AMOUNT OF COMMITMENT EXPIRATION PER
                                                                                PERIOD
                                                   TOTAL      ------------------------------------------
(IN MILLIONS)                                   CONTRACTUAL   LESS THAN     1-3        4-5      AFTER 5
NOVEMBER 30, 2001                                 AMOUNT       1 YEAR      YEARS      YEARS      YEARS
-----------------                               -----------   ---------   --------   --------   --------
Lending commitments:
  High grade..................................    $ 2,130      $ 1,491    $   440     $  199    $    --
  High yield..................................      1,045          165        406        287        187
  Secured lending transactions, including
    forward starting resale and repurchase
    agreements................................     66,647       22,994     18,730      7,056     17,867
Standby letters of credit.....................        891           --        891         --         --
Private equity investments....................        169           --        169         --         --
Operating lease obligations...................      1,065           39        118         70        838
Long-term debt maturities.....................      6,127        1,225      3,383        659        860
Short-term debt maturities....................      1,038        1,038         --         --         --

    For additional information on contractual obligations see Note 12 to the Consolidated Financial Statements.

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

    Overall risk management policy is established by a Risk Management Committee (the "Committee") comprised of the Chief Executive Officer, the Global Risk Manager, the Chief Financial Officer, the Chief Administrative Officer and the Heads of Capital Markets and Investment Banking. The Committee brings together senior management with the sole intent of discussing risk-related issues and provides an effective forum for managing risk at the highest levels within the Company. The Committee meets on a weekly basis, or more frequently if required, to discuss, among other matters, significant exposures, concentrations of positions (e.g., counterparty, market risk), potential new transactions or positions and risk limit exceptions.

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

MARKET RISK

    Market risk represents the potential change in value of a portfolio of financial instruments due to changes in market rates, prices and volatilities. Market risk management also is an essential component of the Company's overall risk management framework. The Market Risk Management Department ("MRM Department") has global responsibility for implementing the Company's overall market risk management framework. It is responsible for the preparation and dissemination of risk reports, developing and implementing the firmwide Risk Management Guidelines and evaluating adherence to these guidelines. These guidelines provide a clear framework for risk management decision-making. To that end the MRM Department identifies and quantifies risk exposures, develops limits, and reports and monitors these risks with respect to the approved limits. The identification of material market risks inherent in positions includes, but is not limited to, interest rate, equity and foreign exchange risk exposures. In addition to these risks, the MRM Department also evaluates liquidity risks, credit and sovereign concentrations.

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

    Market risk is present in cash products, derivatives and contingent claim structures that exhibit linear as well as non-linear profit and loss sensitivity. The Company's exposure to market risk varies in accordance with the volume of client driven market-making transactions, the size of the Company's proprietary and arbitrage positions and the volatility of financial instruments traded. The Company seeks to mitigate, whenever possible, excess market risk exposures through the use of futures and option contracts and offsetting cash market instruments.

    The Company participates globally in interest rate, equity and foreign exchange markets. The Company's Fixed Income division has a broadly diversified market presence in U.S. and foreign government bond trading, emerging market securities, corporate debt (investment and non-investment grade), money market instruments, mortgages and mortgage-backed securities, asset-backed securities, municipal bonds and interest rate derivatives. The Company's Equities division facilitates domestic and foreign trading in equity instruments, indices and related derivatives. The Company's foreign exchange businesses are involved in trading currencies on a spot and forward basis as well as through derivative products and contracts.

    The Company incurs short-term interest rate risk when facilitating the orderly flow of customer transactions through the maintenance of government and high-grade corporate bond inventories. Market-making in high yield instruments exposes the Company to additional risk due to potential variations in credit spreads. Trading in international markets exposes the Company to spread risk between the term structure of interest rates in differing countries. Mortgages and mortgage-related securities are subject to prepayment risk and changes in the level of interest rates. Trading in derivatives and structured products exposes the Company to changes in the level and volatility of interest rates. The Company actively manages interest rate risk through the use of interest rate futures, options, swaps, forwards and offsetting cash market instruments. Inventory holdings, concentrations and agings are monitored closely and used by management to selectively hedge or liquidate undesirable exposures.

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

    The Company enters into foreign exchange transactions in order to facilitate the purchase and sale of non-dollar instruments, including equity and interest rate securities. The Company is exposed to foreign exchange risk on its holdings of non-dollar assets and liabilities. The Company is active in many foreign exchange markets and has exposure to the euro, Japanese yen, British pound, Swiss franc and Canadian dollar as well as a variety of developed and emerging market currencies. The Company hedges its risk exposures primarily through the use of currency forwards, swaps, futures and options.

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

    The following table sets forth the daily value-at-risk for each component of market risk as well as total value-at-risk:

                                                                               YEAR ENDED NOVEMBER 30,
                                                             AS OF                       2001
                                                      -------------------   ------------------------------
                                                      NOV. 30    NOV. 30
                                                        2001       2000     AVERAGE      HIGH       LOW
                                                      --------   --------   --------   --------   --------
Interest rate risk..................................   $ 10.0     $ 10.5     $  9.2     $ 10.5     $  8.2
Equity price risk...................................      8.4       10.8        9.5       12.0        8.2
Foreign exchange risk...............................      0.9        0.6        0.8        0.9        0.6
Diversification benefit.............................     (5.6)      (7.8)      (5.8)      (7.7)      (5.2)
                                                       ------     ------     ------     ------     ------
    Total Company...................................   $ 13.7     $ 14.1     $ 13.7     $ 15.7     $ 11.8
                                                       ======     ======     ======     ======     ======

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

SIGNIFICANT ACCOUNTING POLICIES

    The Company's financial statements are prepared in conformity with generally accepted accounting principles many of which require the use of management estimates and assumptions. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

FAIR VALUE

    The Company records its inventory positions including Securities and Other Financial Instruments Owned and Securities Sold but not yet Purchased at fair value with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Income. Market value is generally based on listed prices. If listed market prices are not available, or if liquidating the Company's position is reasonably expected to affect market prices, fair value is either determined based on internal valuation pricing models which take into account time value and volatility factors underlying the financial instruments, or management's estimate of the amounts that could be realized under current market conditions, assuming an orderly liquidation over a reasonable period of time.

TRANSFERS OF FINANCIAL ASSETS

    The Company accounts for the transfer of financial assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB No. 125" ("SFAS No. 140"). This statement requires that the transfer of financial assets be accounted for as a sale when control over the asset has been relinquished. Control is deemed to be relinquished when the following conditions are met: i.) the assets have been isolated from the transferor (even in bankruptcy or other receivership), ii.) the transferee has the right to pledge or exchange the assets received and iii.) the transferor has not maintained effective control over the transferred assets. The Company is a market leader in mortgage- and asset-backed securitizations and other structured financing arrangements. In connection with these activities, the Company utilizes special purposes entities principally for (but not limited to) the securitization of commercial and residential mortgages, home equity loans, government and corporate bonds, and lease and trade receivables. The Company derecognizes financial assets transferred in securitizations provided that the Company has relinquished control over such assets.

    The Company may retain an interest in the financial assets it securitizes ("Retained Interests") which may include assets in the form of residual interests in the special purpose entities established to facilitate the securitization. Any Retained Interests are included in Securities and Other Financial Instruments Owned within the Company's Statement of Financial Condition. The Company records its Securities and Other Financial Instruments Owned, including Retained Interests, at fair value with changes in fair value reported in earnings.

    For additional information on the Company's significant accounting policies see Note 1 to the Consolidated Financial Statements.

NEW ACCOUNTING DEVELOPMENTS

    Effective December 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively, "SFAS 133"), which requires that all derivative instruments be reported on the Consolidated Statement of Financial Condition at fair value. SFAS 133 changed the Company's accounting methodology applied to its end-user derivative activities, however, the adoption of SFAS 133 had an immaterial effect on the Company as the majority of the Company's derivatives are trading related and were already recorded on a fair value basis.

    In addition, the Company adopted SFAS No. 140, which carries over the fundamental control premise of SFAS 125, that requires an entity to recognize only assets it controls and derecognize assets only when control has been surrendered.

    SFAS 140 also changed the accounting for collateral. SFAS 140 no longer requires entities to recognize controlled collateral as an asset on the balance sheet. Rather, SFAS 140 requires entities to separately classify financial assets owned and pledged. The adoption of SFAS 140 did not have a material impact to the Company's financial position or results of operations.

    In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, intangible assets with indefinite lives and goodwill will no longer be required to be amortized. Instead, these assets will be evaluated annually for impairment. The Company will adopt the provisions of SFAS 142 at the beginning of fiscal year 2002 and does not expect the adoption to have a material impact to the Company's financial position or its results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information under the caption "Management's Analysis of Results of Operations--Risk Management" on pages 20-23 hereof is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary financial information required by this Item, included in this Report beginning on page F-1, are listed in the Index to Financial Statements and Schedules appearing on page F-l and are incorporated herein by reference.

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

    3.  Exhibits:

     EXHIBIT NO.
---------------------
         3.01           Restated Certificate of Incorporation of the Registrant
                        dated September 3, 1981*
         3.02           Certificate of Amendment to Restated Certificate of
                        Incorporation of the Registrant dated May 11, 1984*
         3.03           Certificate of Amendment to Restated Certificate of
                        Incorporation of the Registrant, dated March 6, 1985*
         3.04           Certificate of Amendment to Restated Certificate of
                        Incorporation of the Registrant, dated August 31, 1987*
         3.05           Certificate of Amendment to Restated Certificate of
                        Incorporation of the Registrant, dated January 28, 1988*
         3.06           Certificate of Amendment to Restated Certificate of
                        Incorporation of the Registrant, dated July 19, 1990*
         3.07           Certificate of Amendment to Restated Certificate of
                        Incorporation of the Registrant, dated August 2, 1993*
         3.08           Certificate of Designations of Floating Rate Preferred
                        Stock, filed April 30, 1996 (incorporated by reference to
                        Exhibit 3.8 to the Registrant's Annual Report on Form 10-K
                        for the year ended December 31, 1996)
         3.09           By-Laws of the Registrant, amended as of January 30, 1997
                        (incorporated by reference to Exhibit 3.9 to the
                        Registrant's Annual Report on Form 10-K for the year ended
                        December 31, 1996)
         4              The instruments defining the rights of holders of the
                        long-term debt securities of the Registrant and its
                        subsidiaries are omitted pursuant to
                        section (b)(4) (iii) (A) of Item 601 of Regulation S-K. The
                        Registrant hereby agrees to furnish copies of these
                        instruments to the Securities and Exchange Commission upon request.
        10.01           Agreement of Tenants-In-Common by and among American Express
                        Company, American Express Bank Ltd., American Express Travel
                        Related Services Company, Inc., Shearson Lehman Brothers
                        Inc., Shearson Lehman Government Securities, Inc. and
                        Shearson Lehman Commercial Paper Incorporated (incorporated by reference to Exhibit 10.1 of Lehman Brothers Holdings
                        Inc.'s Transition Report on Form 10-K for the eleven months ended November 30, 1994.)
        12              Computation in support of ratio of earnings to fixed
                        charges*
        21              Pursuant to General Instruction I of Form 10-K, the list of the Registrant's Subsidiaries is omitted.
        23              Consent of Ernst & Young LLP*
        24              Powers of Attorney*

------------------------

*   Filed herewith.

(b) Reports on Form 8-K.

    None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       LEHMAN BROTHERS INC.
                                                       (Registrant)

                                                       By:              /s/ DAVID GOLDFARB
                                                            -----------------------------------------
                                                                          David Goldfarb
February 28, 2002                                                    CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                                                       Chief Executive Officer and
              /s/ RICHARD S. FULD, JR.                   Chairman of the Board of
     -------------------------------------------         Directors                  February 28, 2002
                Richard S. Fuld, Jr.                     (principal executive
                                                         officer)

                 /s/ DAVID GOLDFARB                    Chief Financial Officer
     -------------------------------------------         (principal financial and   February 28, 2002
                   David Goldfarb                        accounting officer)

                /s/ ROGER S. BERLIND
     -------------------------------------------       Director                     February 28, 2002
                  Roger S. Berlind

              /s/ HOWARD L. CLARK, JR.
     -------------------------------------------       Director                     February 28, 2002
                Howard L. Clark, Jr.

                 /s/ FREDERICK FRANK
     -------------------------------------------       Director                     February 28, 2002
                   Frederick Frank

                /s/ HARVEY M. KRUEGER
     -------------------------------------------       Director                     February 28, 2002
                  Harvey M. Krueger

              /s/ SHERMAN R. LEWIS, JR.
     -------------------------------------------       Director                     February 28, 2002
                Sherman R. Lewis, Jr.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Auditors..............................     F-2

Consolidated Statement of Income for the Twelve Months Ended
  November 30, 2001,
  November 30, 2000, and November 30, 1999..................     F-3

Consolidated Statement of Financial Condition at November
  30, 2001 and November 30, 2000............................     F-4

Consolidated Statement of Changes in Stockholder's Equity
  for the Twelve Months Ended November 30, 2001, November
  30, 2000, and November 30, 1999...........................     F-6

Consolidated Statement of Cash Flows for the Twelve Months
  Ended November 30, 2001, November 30, 2000, and November
  30, 1999..................................................     F-7

Notes to Consolidated Financial Statements..................     F-8

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholder of
Lehman Brothers Inc.

    We have audited the accompanying consolidated statement of financial condition of Lehman Brothers Inc. and Subsidiaries (the "Company") as of November 30, 2001 and 2000, and the related consolidated statements of income, changes in stockholder's equity, and cash flows for each of the three years in the period ended November 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lehman Brothers Inc. and Subsidiaries at November 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2001, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

New York, New York
January 4, 2002

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                 (IN MILLIONS)

                                                                   TWELVE MONTHS ENDED
                                                                       NOVEMBER 30
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
REVENUES
  Principal transactions....................................  $   903    $ 1,938    $ 1,487
  Investment banking........................................    1,508      1,614      1,128
  Commissions...............................................      848        686        477
  Interest and dividends....................................   14,276     16,501     12,904
  Other.....................................................       44         55         17
                                                              -------    -------    -------
      Total revenues........................................   17,579     20,794     16,013
  Interest expense..........................................   13,485     16,059     12,535
                                                              -------    -------    -------
      Net revenues..........................................    4,094      4,735      3,478
                                                              -------    -------    -------
NON-INTEREST EXPENSES
  Compensation and benefits.................................    2,088      2,304      1,764
  Technology and communications.............................      265        192        162
  Brokerage and clearance...................................      238        212        183
  Business development......................................      121        120         80
  Professional fees.........................................       69         90         58
  Occupancy.................................................       55         57         40
  Other.....................................................       55         55         57
  Management fees...........................................       23         88        121
  Special charge............................................       51         --         --
                                                              -------    -------    -------
      Total non-interest expenses...........................    2,965      3,118      2,465
                                                              -------    -------    -------
Income before taxes.........................................    1,129      1,617      1,013
  Provision for income taxes................................      274        483        317
                                                              -------    -------    -------
Net income..................................................  $   855    $ 1,134    $   696
                                                              =======    =======    =======

                See Notes to Consolidated Financial Statements.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                 (IN MILLIONS)

                                                                   NOVEMBER 30
                                                              ---------------------
                                                                 2001        2000
                                                              ----------   --------
ASSETS
Cash and cash equivalents...................................   $    648    $  2,323

Cash and securities segregated and on deposit for regulatory
  and other purposes........................................      2,793       1,988

Securities and other financial instruments owned:
  Governments and agencies..................................     17,299      18,101
  Corporate debt and other..................................      9,423       7,770
  Mortgages and mortgage-backed.............................      8,079       8,328
  Derivatives and other contractual agreements..............      6,727       5,285
  Corporate equities........................................      4,597      21,278
  Certificates of deposit and other money market
    instruments.............................................      2,437       3,433
                                                               --------    --------
  Subtotal..................................................     48,562      64,195
  Securities pledged as collateral..........................     19,105          --
                                                               --------    --------
                                                                 67,667      64,195
                                                               --------    --------
Collateralized short-term agreements:
  Securities purchased under agreements to resell...........     75,185      77,808
  Securities borrowed.......................................     22,467      18,876

Receivables:
  Brokers, dealers and clearing organizations...............      4,209       2,302
  Customers.................................................      7,284       4,302
  Others....................................................      9,846       7,511

Property, equipment and leasehold improvements (net of
  accumulated depreciation and amortization
  of $140 in 2001 and $504 in 2000)........................         273         318

Other assets................................................        412         417

Excess of cost over fair value of net assets acquired (net
  of accumulated amortization of $131 in 2001 and $122 in
  2000).....................................................        154         163
                                                               --------    --------
      Total assets..........................................   $190,938    $180,203
                                                               ========    ========

                See Notes to Consolidated Financial Statements.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                  NOVEMBER 30
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
LIABILITIES AND STOCKHOLDER'S EQUITY
Short-term debt.............................................  $  1,038   $    741
Securities and other financial instruments sold but not yet
  purchased:
  Governments and agencies..................................    19,294      8,542
  Derivatives and other contractual agreements..............     5,958      3,824
  Corporate debt and other..................................     4,342      2,159
  Corporate equities........................................     3,376      2,909
                                                              --------   --------
                                                                32,970     17,434
                                                              --------   --------
Collateralized short-term financing:
  Securities sold under agreements to repurchase............    86,201    105,611
  Securities loaned.........................................    26,535     24,082
Advances from Holdings and other affiliates.................    21,487     15,045
Payables:
  Brokers, dealers and clearing organizations...............     3,599      3,320
  Customers.................................................     7,004      4,058
Accrued liabilities and other payables......................     2,537      2,481
Long-term debt:
  Senior notes..............................................     1,930        207
  Subordinated indebtedness.................................     4,197      3,586
                                                              --------   --------
      Total liabilities.....................................   187,498    176,565
                                                              --------   --------
Commitments and contingencies

STOCKHOLDER'S EQUITY
  Preferred stock, $0.10 par value; 10,000 shares
    authorized; none outstanding
  Common stock, $0.10 par value; 10,000 shares authorized;
    1,006 shares issued and outstanding
  Additional paid-in capital................................     1,682      1,683
  Accumulated other comprehensive income....................         2          2
  Retained earnings.........................................     1,756      1,953
                                                              --------   --------
      Total stockholder's equity............................     3,440      3,638
                                                              --------   --------
      Total liabilities and stockholder's equity............  $190,938   $180,203
                                                              ========   ========

                See Notes to Consolidated Financial Statements.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                                 (IN MILLIONS)

                                                                   TWELVE MONTHS ENDED
                                                                       NOVEMBER 30
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Additional paid-in capital
  Beginning balance.........................................  $ 1,683     $1,684     $1,759
  Capital distributions.....................................       (1)        (1)       (75)
                                                              -------     ------     ------
Ending balance..............................................    1,682      1,683      1,684
                                                              -------     ------     ------
Accumulated other comprehensive income
  Beginning balance.........................................        2          2          3
  Foreign currency translation..............................                             (1)
                                                              -------     ------     ------
Ending balance..............................................        2          2          2
                                                              -------     ------     ------
Retained earnings
  Beginning balance.........................................    1,953      1,417        766
  Net income................................................      855      1,134        696
  Dividends.................................................   (1,052)      (598)       (45)
                                                              -------     ------     ------
Ending balance..............................................    1,756      1,953      1,417
                                                              -------     ------     ------
Total stockholder's equity..................................  $ 3,440     $3,638     $3,103
                                                              =======     ======     ======

                See Notes to Consolidated Financial Statements.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN MILLIONS)

                                                                   TWELVE MONTHS ENDED
                                                                       NOVEMBER 30
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $   855    $ 1,134     $  696
Adjustments to reconcile net income to net cash provided by
(used in)
operating activities:
  Depreciation and amortization.............................       70         39         37
  Deferred tax provision (benefit)..........................     (193)       (83)      (150)
  Special charge............................................      230         --         --
  Other adjustments.........................................      (31)        49         72
Net change in:
  Cash and securities segregated and on deposit.............     (805)      (554)      (525)
  Securities and other financial instruments owned..........   (3,308)   (12,288)    (5,962)
  Securities borrowed.......................................   (3,591)    (7,633)     3,517
  Receivables from brokers, dealers and clearing
    organizations...........................................   (1,907)        44       (192)
  Receivables from customers................................   (2,982)    (1,380)       226
  Securities and other financial instruments sold but not
    yet purchased...........................................   15,536     (1,213)      (386)
  Securities loaned.........................................    2,453     14,273      4,335
  Payables to brokers, dealers and clearing organizations...      279        835        255
  Payables to customers.....................................    2,946     (1,477)       995
  Accrued liabilities and other payables....................       27        135        624
  Other operating assets and liabilities, net...............   (2,234)    (1,675)      (886)
                                                              -------    -------     ------
      Net cash provided by (used in) operating activities...   (7,345)    (9,794)     2,656
                                                              -------    -------     ------

  CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of senior notes....................    1,765         --         --
  Principal payments of senior notes........................      (43)        --         (1)
  Proceeds from issuance of subordinated indebtedness.......      800         --        200
  Principal payments of subordinated indebtedness...........     (194)      (192)      (559)
  Net proceeds from (payments for) short-term debt..........      297        126         (1)
  Resale agreements net of repurchase agreements............  (16,787)    12,581      4,230
  Increase (decrease) in advances from Holdings and other
    affiliates..............................................    6,442     (1,073)    (5,442)
  Dividends and capital distributions paid..................   (1,052)      (598)      (120)
                                                              -------    -------     ------
  Net cash provided by (used in) financing activities.......   (8,772)    10,844     (1,693)
                                                              -------    -------     ------
  CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property, equipment and leasehold
    improvements, net.......................................     (248)       (70)       (39)
  Acquisition, net of cash acquired.........................       --        (41)        --
                                                              -------    -------     ------
  Net cash used in investing activities.....................     (248)      (111)       (39)
                                                              -------    -------     ------
  Net change in cash and cash equivalents...................   (1,675)       939        924
                                                              -------    -------     ------
  Cash and cash equivalents, beginning of period............    2,323      1,384        460
                                                              -------    -------     ------
  Cash and cash equivalents, end of period..................  $   648    $ 2,323     $1,384
                                                              =======    =======     ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN MILLIONS)

Interest paid totaled $13,653 in 2001, $16,048 in 2000 and $12,516 in 1999.

Income taxes paid totaled $648 in 2001, $516 in 2000 and $143 in 1999.

                See Notes to Consolidated Financial Statements.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
Note 1.   Summary of Significant Accounting Policies..................  F-9

Note 2.   Special Charge..............................................  F-14

Note 3.   Short-term Financings.......................................  F-15

Note 4.   Long-term Debt..............................................  F-16

Note 5.   Holdings' Incentive Plans...................................  F-18

Note 6.   Capital Requirements........................................  F-19

Note 7.   Holdings' Employee Benefit Plans............................  F-20

Note 8.   Income Taxes................................................  F-22

Note 9.   Securities Pledged as Collateral............................  F-23

Note 10.  Derivative Financial Instruments............................  F-24

Note 11.  Fair Value of Financial Instruments.........................  F-29

Note 12.  Other Commitments and Contingencies.........................  F-30

Note 13.  Related Party Transactions..................................  F-32

Note 14.  Segments....................................................  F-33

Note 15.  Quarterly Information (Unaudited)...........................  F-35

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

    The consolidated financial statements are prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management estimates are required to be utilized in determining the valuation of trading inventory particularly in the area of OTC derivatives and private equity securities. Additionally, management estimates are required in assessing the realizability of deferred tax assets, the outcome of litigation and determining the components of the 2001 special charge. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

    The Company uses the trade date basis of accounting for securities transactions.

    Certain prior period amounts reflect reclassifications to conform to the current year's presentation.

SECURITIES AND OTHER FINANCIAL INSTRUMENTS

    Securities and other financial instruments owned and securities and other financial instruments sold but not yet purchased are valued at market or fair value, as appropriate, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Income. Market value is generally based on listed market prices. If listed market prices are not available, or if liquidating the Company's position is reasonably expected to affect market prices, fair value is either determined based on internal valuation pricing models which take into account time value and volatility factors underlying the financial instrument, or management's estimate of the amounts that could be realized under current market conditions, assuming an orderly liquidation over a reasonable period of time.

    As of November 30, 2001, all firm-owned securities pledged to counterparties where the counterparty has the right, by contract or custom, to sell or repledge the securities are classified as Securities Pledged as Collateral as required by Statement of Financial Accounting Standard ("SFAS") No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 140 does not require the restatement of prior year balances, therefore, such securities as of November 30, 2000 are classified as trading assets.

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

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Derivatives utilized for trading purposes are recorded at market or fair value in the Consolidated Statement of Financial Condition on a net by counterparty basis where a legal right of set-off exists and are netted across products when such provisions are stated in the master netting agreement. Derivatives are often referred to as off-balance-sheet instruments since neither their notional amounts nor the underlying instruments are reflected as assets or liabilities of the Company. Instead, the market or fair value of the derivative transactions is reported in the Consolidated Statement of Financial Condition as an asset or liability in Derivatives and other contractual agreements, as applicable. Margin on futures contracts is included in receivables and payables from/to brokers, dealers and clearing organizations, as applicable. Changes in fair values of derivatives are recorded as principal transactions revenues in the current period. Market or fair value for trading-related instruments is generally determined by either quoted market prices (for exchange-traded futures and options) or pricing models (for over-the-counter swaps, forwards and options). Pricing models utilize a series of market inputs to determine the present value of future cash flows, with adjustments, as required for credit risk and liquidity risk. Further valuation adjustments may be recorded, as deemed appropriate for new or complex products or for positions with significant concentrations. These adjustments are integral components of the mark-to-market process. Credit-related valuation adjustments incorporate business and economic conditions, historical experience, concentrations, estimates of expected losses and the character, quality and performance of credit sensitive financial instruments.

    As an end-user, the Company primarily utilizes derivatives to modify the interest rate characteristics of its long-term debt and secured financing activities. The Company also utilizes equity derivatives to hedge its exposure to equity price risk embedded in certain of its debt obligations and foreign exchange forwards to manage the currency exposure related to its net monetary investment in non-U.S. dollar functional currency operations (collectively "end-user derivative activities").

    Effective December 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively "SFAS 133"), which requires that all derivative instruments be reported on the consolidated statement of financial condition at fair value. SFAS 133 changed the Company's accounting methodology applied to its end-user derivative activities, however the adoption of SFAS 133 had no effect on the accounting for the Company's trading-related derivative activities, as such derivatives were already recorded on a fair value basis.

    Under SFAS 133 the accounting for end-user derivative activities is dependent upon the nature of the hedging relationship. In certain hedging relationships, both the derivative and the hedged item will be marked-to-market through earnings for changes in fair value ("fair value hedge"). In many instances the hedge relationship is fully effective so that the mark-to-market on the derivative and the hedged item will offset. In other hedging relationships, the derivative will be marked-to-market with the offsetting gains or losses recorded in Accumulated Other Comprehensive Income, a component of Stockholder's Equity, until the hedged item is realized in earnings ("cash flow hedge"). SFAS 133 also requires certain derivatives embedded in long-term debt to be bifurcated and marked-to-market through earnings.

    SFAS 133 changed the accounting treatment for the hedged item in a fair value hedge (e.g. long-term debt or secured financing activities) from what was an accrual basis to a modified mark-to-market value. The hedged item's carrying value may differ from a full mark-to-market value since SFAS 133 requires that the hedged item be adjusted only for changes in fair value associated with the designated risks being hedged during the hedge period.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company principally utilizes fair value hedges to convert a substantial portion of the Company's fixed rate debt and certain long-term secured financing activities to floating interest rates. Any hedge ineffectiveness in these relationships is recorded as a component of interest expense on the Company's Statement of Income. Gains or losses from revaluing foreign exchange contracts associated with hedging the Company's net investments in foreign affiliates are reported within Accumulated Other Comprehensive Income in Stockholder's Equity. Unrealized receivables/payables resulting from the mark-to-market on end-user derivatives are included in Securities and Other Financial Instruments Owned or Sold but Not Yet Purchased.

    The adoption of SFAS No. 133, as of December 1, 2000, did not have a material effect on the Company's consolidated statement of financial condition or the results of operations, as most of the Company's derivative transactions are entered into for trading-related activities for which the adoption of SFAS 133 had no impact. Prior year amounts have not be restated to conform with the current SFAS 133 accounting treatment. Therefore, end-user derivative activities for all periods prior to December 1, 2001 are recorded on an accrual basis provided that the derivative was designated and deemed to be a highly effective hedge. For periods prior to 2001, realized gains or losses on early terminations of derivatives that were designated as hedges were deferred and amortized to interest income or interest expense over the remaining life of the instrument being hedged

SECURED FINANCING ACTIVITIES

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

    The Company utilizes interest rate swaps as an end-user to modify the interest rate exposure associated on certain fixed rate resale and repurchase agreements. In 2001, and in accordance with SFAS No. 133, the Company adjusted the carrying value of these secured financing transactions that had been designated as the hedge.

    SECURITIES BORROWED AND LOANED Securities borrowed and securities loaned are carried at the amount of cash collateral advanced or received plus accrued interest. It is the Company's policy to value the securities borrowed and loaned on a daily basis, and to obtain additional cash as necessary to ensure such transactions are adequately collateralized.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
PRIVATE EQUITY INVESTMENTS

    The Company carries its private equity investments, including its partnership interests, at fair value based upon the Company's assessment of each investment. As the general partner in its private equity funds, the Company may be entitled to receive a preferred distribution of realized profits.

INVESTMENT BANKING

    Underwriting revenues and fees for merger and acquisition advisory services are recognized when services for the transactions are determined to be completed. Underwriting expenses are deferred and recognized at the time the related revenues are recorded.

INCOME TAXES

    The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." The Company recognizes the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws.

    In this regard, deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years and for tax loss carry-forwards, if in the opinion of management, it is more likely than not that the deferred tax asset will be realized. SFAS 109 requires companies to set up a valuation allowance for that component of net deferred tax assets which does not meet the "more likely than not" criterion for realization. Deferred tax liabilities are recognized for temporary differences that will result in taxable income in future years.

SECURITIZATIONS

    The Company is a market leader in the mortgage- and asset-backed securitizations and other structured financing arrangements. In connection with these activities, the Company utilizes special purpose entities principally for (but not limited to) the securitization of commercial and residential mortgages, home equity loans, government and corporate bonds, and lease and trade receivables. The Company derecognizes financial assets transferred in securitizations provided that the Company has relinquished control over such assets. The Company may retain an interest in the financial assets it securitizes ("Retained Interests") which may include assets in the form of residual interests in the special purpose entities established to facilitate the securitization. Any Retained Interests are included in Securities and Other Financial Instruments Owned within the Company's Statement of Financial Condition. The Company records its Securities and Other Financial Instruments Owned, including Retained Interests, at fair value with changes in fair value reported in earnings. Fair value is determined based upon listed market prices, if available. When listed market prices are not available, fair value is determined based on other relevant factors, including broker or dealer price quotations and valuation pricing models which take into account time value and volatility factors underlying the financial instruments among other factors. During the fiscal year-ended 2001, the Company securitized approximately
$105 billion of financial assets.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    As of November 30, 2001, the Company had approximately $1.5 billion of non-investment grade retained interests from its securitization activities. The Company records its Retained Interests at fair value and actively manages market risk exposures associated with Retained Interests.

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

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Property, equipment and leasehold improvements are recorded at historical cost, net of accumulated depreciation and amortization. Depreciation is recognized on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the lesser of their economic useful lives or the terms of the underlying leases. Internal use software which qualifies for capitalization under AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," is capitalized and subsequently amortized over the estimated useful life of the software.

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

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

NOTE 2. SPECIAL CHARGE

    As a result of the September 11, 2001 terrorist attack, the Company's leased facilities in the World Trade Center were destroyed and its leased and owned facilities in the World Financial Center ("WFC") complex (including the 3 World Financial Center building owned jointly with Holdings and American Express) were significantly damaged. All employees and operations in the downtown New York area were displaced. Key business activities and necessary support functions were quickly relocated to the Company's back-up facilities in New Jersey and to various other temporary sites.

    Holdings and the Company have been informed that the facilities in the World Financial Center complex can be repaired, however, the damage to many of the floors that had been occupied by the Company at the 3 WFC location is significant. A repair and remediation plan is currently underway although a completion date has not been finalized. Consequently, Holdings purchased a new one-million-square-foot building at 745 Seventh Avenue in New York City during the fourth quarter and is relocating its principal executive and operating offices to this site in 2002. New long-term lease agreements were also executed for other space in midtown Manhattan. As a result, the Company is currently evaluating its space needs and exploring alternatives with respect to 3 WFC and the other downtown New York facilities.

    The Company has significant levels of insurance in place to cover the losses resulting from the terrorist attack including a policy covering damage to the core and shell of the 3 WFC building and a separate policy covering the property damage of the WFC facilities, losses resulting from business interruption and extra expenses associated with the Company's relocation to, and occupancy of, the temporary facilities.

    During the fourth quarter, the Company recognized a pre-tax special charge of $51 million ($29 million after-tax) associated with the net losses stemming from the events of September 11, 2001. These losses and costs include the write-off of property damaged, destroyed or abandoned at the Company's downtown facilities (approximately $214 million), compensation paid to employees in lieu of utilizing external consultants for business recovery efforts and to employees for the time they were idled (approximately $61 million) and costs incurred to maintain the facilities while they are unusable (approximately $16 million). The losses and costs were offset by estimated insurance recoveries of $240 million. All expenses associated with the Company's use of temporary facilities during this period have been reflected as part of occupancy or technology and communications expenses in the accompanying consolidated statement of income.

    The charge does not reflect any loss resulting from the damage to the core and shell of the Company's 3 WFC facility, as this amount is not yet known. However, the Company believes that any loss will be fully recoverable under the Company's building core and shell insurance policy.

    The insurance recovery recorded through November 30, 2001 has been limited to the net historical book value of assets believed damaged, destroyed or abandoned and the out-of-pocket costs for certain extra expenses incurred during the period.

    The displacement and relocation of the Company's New York workforce, the closure of certain markets for certain periods following the terrorists attack and other issues directly related to the September 11 tragedy have negatively impacted the Company's business. The Company is in the process of pursing a business interruption claim with its insurance carriers for lost revenue and related damages. As of November 30, 2001, the Company has not given any accounting recognition to the anticipated business interruption recovery.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

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

    The Company's short-term debt financing is comprised of the following:

                                                                  NOVEMBER 30
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                 (IN MILLIONS)
Short-term debt
  Payables to banks.........................................   $  522      $402
  Master notes..............................................       16        89
  Secured bank loans........................................      500       250
                                                               ------      ----
Total.......................................................   $1,038      $741
                                                               ======      ====

    The Company's weighted-average interest rates were as follows:

                                                                  NOVEMBER 30
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Short-term debt(1)..........................................    3.0%       6.2%
Securities sold under agreements to repurchase..............    2.2%       6.3%

------------------------

(1) Includes $13 million and $51 million of short-term debt with weighted-average interest rates of less than 0.1% and 0.4% as of November 30, 2001 and 2000, respectively, related to non-U.S. dollar obligations.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

NOTE 4. LONG-TERM DEBT

                                                                  U.S. DOLLAR
                                                              -------------------       NOVEMBER 30
                                                               FIXED     FLOATING   -------------------
                                                                RATE       RATE       2001       2000
                                                              --------   --------   --------   --------
                                                                            (IN MILLIONS)
SENIOR NOTES
Maturing in Fiscal 2001.....................................                                    $  206
Maturing in Fiscal 2002.....................................   $   14                $   14          1
Maturing in Fiscal 2003.....................................       32                    32
Maturing in Fiscal 2004.....................................    1,778                 1,778
Maturing in Fiscal 2005.....................................       13                    13
Maturing in Fiscal 2006.....................................       30                    30
December 1, 2006 and thereafter.............................       63                    63
                                                               ------     ------     ------     ------
    Senior Notes............................................    1,930                 1,930        207
                                                               ------     ------     ------     ------
SUBORDINATED INDEBTEDNESS
Maturing in Fiscal 2001.....................................                                       551
Maturing in Fiscal 2002.....................................      451     $  760      1,211        855
Maturing in Fiscal 2003.....................................      475        800      1,275        475
Maturing in Fiscal 2004.....................................      191                   191        191
Maturing in Fiscal 2005.....................................       94                    94         94
Maturing in Fiscal 2006.....................................      300                   300        300
December 1, 2006 and thereafter.............................    1,019        107      1,126      1,120
                                                               ------     ------     ------     ------
    Subordinated Indebtedness...............................    2,530      1,667      4,197      3,586
                                                               ------     ------     ------     ------
LONG-TERM DEBT..............................................   $4,460     $1,667     $6,127     $3,793
                                                               ======     ======     ======     ======

    Of the Company's long-term debt outstanding as of November 30, 2001, $200 million is repayable prior to maturity at the option of the holder, at par value. These obligations are reflected in the above table as maturing at their put dates of fiscal 2003, rather than at their contractual maturities of 2026.

END-USER DERIVATIVE ACTIVITIES

    The Company utilizes interest rate swaps as an end-user to modify the interest rate characteristics of its long-term debt portfolio and certain secured financing activities. Effective 2001, the Company adopted SFAS No. 133, and as such all end-user derivatives at November 30, 2001 are recorded at fair value on the balance sheet (see Note 1. Derivative Financial Instruments). The Company adjusted the carrying value of its hedged fixed rate debt to a modified mark-to-market value in accordance with SFAS No. 133, as such debt was designated as the hedged item of a fair value hedge.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

NOTE 4. LONG-TERM DEBT (CONTINUED)
    At November 30, 2001 and 2000, the notional amounts of the Company's interest rate swaps related to its long-term debt obligations were approximately $2.4 billion and $2.6 billion, respectively. In terms of notional amounts outstanding, these derivative products mature as follows:

                                                                FAIR VALUE
                                                                  HEDGE            NOVEMBER 30
                                                              FIXED TO FLOAT     2001       2000
                                                              --------------   --------   --------
                                                                         (IN MILLIONS)
Maturing in Fiscal 2001.....................................                               $  194
Maturing in Fiscal 2002.....................................      $  451        $  451        450
Maturing in Fiscal 2003.....................................         475           475        475
Maturing in Fiscal 2004.....................................         191           191        191
Maturing in Fiscal 2005.....................................          94            94         94
Maturing in Fiscal 2006.....................................         300           300        300
December 1, 2006 and thereafter.............................         899           899        899
                                                                  ------        ------     ------
Total.......................................................      $2,410        $2,410     $2,603
                                                                  ======        ======     ======

Weighted-average interest rate at November 30:
Receive rate................................................      7.35%       7.35%      7.25%
Pay rate....................................................      2.97%       2.97%      7.43%

    In addition, the Company's end-user derivative activities resulted in the following changes to the Company's mix of fixed and floating rate debt and effective weighted-average rates of interest:

                                                                      NOVEMBER 30, 2001
                                                   --------------------------------------------------------
                                                       LONG-TERM DEBT               WEIGHTED-AVERAGE
                                                   -----------------------   ------------------------------
                                                     BEFORE       AFTER                      EFFECTIVE RATE
                                                    END-USER     END-USER     CONTRACTUAL    AFTER END-USER
                                                   ACTIVITIES   ACTIVITIES   INTEREST RATE     ACTIVITIES
                                                   ----------   ----------   -------------   --------------
                                                        (IN MILLIONS)
USD Obligations
  Fixed rate.....................................    $4,460       $1,894
  Floating rate..................................     1,667        4,233
                                                     ------       ------
Total............................................    $6,127       $6,127          6.44%           4.73%
                                                     ======       ======          ====            ====

                                                                      NOVEMBER 30, 2000
                                                   --------------------------------------------------------
                                                       LONG-TERM DEBT               WEIGHTED-AVERAGE
                                                   -----------------------   ------------------------------
                                                     BEFORE       AFTER                      EFFECTIVE RATE
                                                    END-USER     END-USER     CONTRACTUAL    AFTER END-USER
                                                   ACTIVITIES   ACTIVITIES   INTEREST RATE     ACTIVITIES
                                                   ----------   ----------   -------------   --------------
                                                        (IN MILLIONS)
USD Obligations
  Fixed rate.....................................    $2,928       $  324
  Floating rate..................................       865        3,469
                                                     ------       ------
Total............................................    $3,793       $3,793          7.63%           7.76%
                                                     ======       ======          ====            ====

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

NOTE 5. HOLDINGS' INCENTIVE PLANS

    The Company's employees participate in Holdings' various incentive plans. The Company records its allocated share of Holdings' stock-based compensation cost. Holdings' stock-based compensation cost was $544 million, $520 million and $363 million for the years ended November 30, 2001, 2000 and 1999, respectively. The Company's allocated cost was $330 million, $319 million and $236 million for the years ended November 30, 2001, 2000 and 1999, respectively. Holdings recognizes its stock based compensation costs in accordance with APB 25. The following is a description of Holdings' various incentive plans.

EMPLOYEE STOCK PURCHASE PLAN

    Holdings' Employee Stock Purchase Plan (the "ESPP") allows employees to purchase Common Stock at a 15% discount from market value, with a maximum of $25,000 in annual aggregate purchases by any one individual. The number of shares of Common Stock authorized for purchase by eligible employees is
12.0 million. As of November 30, 2001 and 2000, 5.5 million shares and
5.2 million shares, respectively, of Common Stock had been cumulatively purchased by eligible employees through the ESPP.

1994 INCENTIVE PLANS

    Holdings' 1994 Management Replacement Plan (the "Replacement Plan") provided awards similar to the American Express common shares granted to Company employees which were canceled as of the date of the spin-off from American Express. Through November 30, 2001, a total of 3.9 million awards had been granted under the Replacement Plan, including both stock options and restricted stock; 0.1 million shares were outstanding at November 30, 2001. No future awards will be granted under this plan.

    Holdings' 1994 Management Ownership Plan (the "1994 Plan") provides for the issuance of restricted stock units ("RSUs"), performance stock units ("PSUs"), stock options and other equity awards for a period of up to ten years to eligible employees. A total of 33.3 million shares of Common Stock may be granted under the 1994 Plan. At November 30, 2001, RSU, PSU and stock option awards with respect to 31.1 million shares of Common Stock have been made under the 1994 Plan of which 1.5 million are outstanding and 29.6 million have been converted to freely transferable Common Stock. The Company will utilize the remaining authorization of 2.2 million shares to satisfy dividend reinvestment requirements for outstanding awards and to fund the annual RSU awards for the Company's non-employee directors.

1996 MANAGEMENT OWNERSHIP PLAN

    During 1996, Holdings' stockholders approved the 1996 Management Ownership Plan (the "1996 Plan") under which awards similar to those of the 1994 Plan may be granted, and under which up to 42.0 million shares of Common Stock may be subject to awards. At November 30, 2001, RSU, PSU and stock option awards with respect to 31.4 million shares of Common Stock have been made under the 1996 Plan of which 18.9 million are outstanding, and 12.5 million have been converted to freely transferable Common Stock.

EMPLOYEE INCENTIVE PLAN

    Holdings' Employee Incentive Plan ("EIP") has provisions similar to the 1994 Plan and the 1996 Plan, and authorization from the Board of Directors for the issuance of up to 196.0 million shares of Common Stock which may be subject to awards. At November 30, 2001, awards with respect to 157.8 million shares of Common Stock had been made under the EIP of which 124.3 million are outstanding and 33.5 million have been converted to freely transferable Common Stock.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

NOTE 6. CAPITAL REQUIREMENTS

    As a registered broker-dealer, LBI is subject to the Securities and Exchange Commission ("SEC") Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At
November 30, 2001, LBI's regulatory net capital, as defined, of $1,771 million exceeded the minimum requirement by $1,589 million.

    As a clearing broker-dealer, the Company has elected to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers ("PAIB calculation"), as defined. The PAIB calculation is completed in order for each correspondent firm that uses the Company as its clearing broker-dealer to classify its assets held by the Company as allowable assets in the correspondents' net capital calculation. At November 30, 2001, the Company had a reserve requirement for PAIB of $6 million. Additionally, the Company had $55 million of qualified securities or cash on deposit in a Special Reserve Bank Account as of November 30, 2001.

    The Company's "AAA" rated derivatives subsidiaries, Lehman Brothers Financial Products Inc.("LBFP") and Lehman Brothers Derivative Products Inc. ("LBDP"), have established certain capital and operating restrictions which are reviewed by various rating agencies. At November 30, 2001, LBFP and LBDP each had capital which exceeded the requirement of the most stringent rating agency by approximately $68 million and $27 million, respectively.

    Repayment of subordinated indebtedness and certain advances and dividend payments by LBI are restricted by the regulations of the SEC and other regulatory agencies. At November 30, 2001, $2,963 million of net assets of the Company were restricted as to the payment of dividends, principally as a result of regulations of the SEC and other regulatory agencies. In addition, certain covenants governing the indebtedness of LBI contractually limit its ability to pay dividends.

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

                                                     PENSION BENEFITS      POSTRETIREMENT BENEFITS
                                                        NOVEMBER 30              NOVEMBER 30
                                                   ---------------------   -----------------------
                                                     2001        2000         2001         2000
                                                   ---------   ---------   ----------   ----------
                                                     (IN MILLIONS, EXCEPT FOR WEIGHTED-AVERAGE)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year..........   $  506      $  479       $  50        $  47
Service cost before expenses.....................       11          10           1            1
Interest cost....................................       38          36           3            4
Actuarial (gain) loss............................       --          --          --            1
Plan amendment...................................        4          --          --           --
Change due to interest rate assumption...........       36          --           3           --
Benefits paid....................................      (20)        (19)         (4)          (3)
                                                    ------      ------       -----        -----
Benefit obligation at end of year................   $  575      $  506       $  53        $  50
                                                    ======      ======       =====        =====
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year...   $  750      $  750
Actual return on plan assets.....................      (77)         19
Benefits paid....................................      (20)        (19)
                                                    ------      ------
Fair value of plan assets at end of year.........   $  653      $  750
                                                    ======      ======

Funded (underfunded) status......................   $   78      $  244       $ (53)       $ (50)
Unrecognized net actuarial (gain) loss...........      209          13         (19)         (22)
Unrecognized prior service cost (credit).........       18          15          (4)          (5)
                                                    ------      ------       -----        -----
Prepaid (accrued) benefit cost...................   $  305      $  272       $ (76)       $ (77)
                                                    ======      ======       =====        =====
WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate....................................     7.00%       7.75%       7.25%        7.75%
Expected return on plan assets...................    11.25%      11.25%
Rate of compensation increase....................     5.00%       5.00%       5.00%        5.00%

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

NOTE 7. HOLDINGS' EMPLOYEE BENEFIT PLANS (CONTINUED)

                                                                                                     POSTRETIREMENT
                                                                PENSION BENEFITS                        BENEFITS
                                                              TWELVE MONTHS ENDED                 TWELVE MONTHS ENDED
                                                                  NOVEMBER 30                         NOVEMBER 30
                                                         ------------------------------   ------------------------------------
                                                           2001       2000       1999       2001          2000          1999
                                                         --------   --------   --------   --------      --------      --------
                                                                                     (IN MILLIONS)
COMPONENTS OF NET PERIODIC BENEFIT (INCOME) COST
Service cost...........................................    $ 11       $ 10       $ 12       $ 1           $ 1           $ 1
Interest cost..........................................      38         36         35         3             4             3
Expected return on plan assets.........................     (82)       (82)       (62)
Recognized net actuarial (gain) loss...................       1          1          1        (1)           (2)           (1)
                                                           ----       ----       ----       ---           ---           ---
Net periodic benefit (income) cost.....................    $(32)      $(35)      $(14)      $ 3           $ 3           $ 3
                                                           ====       ====       ====       ===           ===           ===

    For measurement purposes, the annual health care cost trend rate was assumed to be 6.5% for the year ended November 30, 2002. The rate was assumed to decrease 0.5% per year to 5.5% in the year ended November 30, 2004 and remain at that level thereafter.

    Assumed health care cost trend rates have an effect on the amount reported for postretirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                              1% POINT INCREASE   1% POINT DECREASE
                                                              -----------------   -----------------
                                                                          (IN MILLIONS)
Effect on total service and interest cost components in
  fiscal 2001...............................................         $0.3               $(0.3)
Effect on postretirement benefit obligation at November 30,
  2001......................................................         $3.4               $(3.4)

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. INCOME TAXES

    The Company's income is included in the consolidated U.S. federal income tax return of Holdings and its subsidiaries. The income tax provision for the Company is computed in accordance with the tax sharing agreement between Holdings and its subsidiaries. In accordance with this agreement, the balances due to Holdings at November 30, 2001 and 2000 were $343 million and $531 million, respectively.

    The provision for income taxes consists of the following:

                                                                   TWELVE MONTHS ENDED
                                                                       NOVEMBER 30
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
CURRENT
  Federal...................................................   $ 174      $ 300      $ 264
  State.....................................................     140        142        135
  Foreign...................................................     153        124         68
                                                               -----      -----      -----
                                                                 467        566        467
                                                               -----      -----      -----
DEFERRED
  Federal...................................................    (131)       (47)       (96)
  State.....................................................     (62)       (36)       (54)
                                                               -----      -----      -----
                                                                (193)       (83)      (150)
                                                               -----      -----      -----
Provision for Income Taxes..................................   $ 274      $ 483      $ 317
                                                               =====      =====      =====

    Income before taxes (excluded) included $(17) million, $26 million and $35 million that has also been subject to income taxes of foreign jurisdictions for 2001, 2000 and 1999, respectively.

    The income tax provision (benefit) differs from that computed by using the statutory federal income tax rate for the reasons shown below:

                                                                   TWELVE MONTHS ENDED
                                                                       NOVEMBER 30
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
Federal income taxes at statutory rate......................   $ 394      $ 566      $ 354
State and local taxes.......................................      51         69         53
Tax-exempt income...........................................    (176)      (130)       (95)
Amortization of goodwill....................................       2          2          3
Other, net..................................................       3        (24)         2
                                                               -----      -----      -----
Income Tax Provision........................................   $ 274      $ 483      $ 317
                                                               =====      =====      =====

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

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

NOTE 8. INCOME TAXES (CONTINUED)
    At November 30, 2001 and 2000 the deferred tax assets and liabilities consisted of the following:

                                                                  NOVEMBER 30
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                 (IN MILLIONS)
DEFERRED TAX ASSETS:
Unrealized trading and investment activity..................    $104       $140
Other.......................................................      17         20
                                                                ----       ----
Deferred tax assets.........................................     121        160
Deferred tax liabilities....................................      (1)        (1)
                                                                ----       ----
Net deferred tax assets.....................................    $120       $159
                                                                ====       ====

    The net deferred tax assets are included in Other Assets in the accompanying Consolidated Statement of Financial Condition. It is anticipated that the Company's net deferred tax assets will be realized, therefore no valuation allowance has been recorded against deferred tax assets.

    For tax return purposes, the Company has approximately $150 million of NOL carryforwards, substantially all of which are attributable to 2001. For book purposes, the NOL carryforward has been transferred to Holdings in accordance with the tax sharing agreement.

    In accordance with the tax sharing agreement with Holdings, LBI was reimbursed for $230 million and $47 million of net deferred tax assets in 2001 and 2000, respectively.

NOTE 9. SECURITIES PLEDGED AS COLLATERAL

    The Company enters into secured borrowing and lending transactions to finance trading inventory positions, obtain securities for settlement, and meet customers' needs. The company primarily receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans and other loans. The Company is generally permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, enter into securities lending transactions or deliver to counterparties to cover short positions. The Company carries secured financing agreements for financial reporting purposes on a net basis when permitted under the provisions of Financial Accounting Standards Board Interpretations No. 41 ("FIN 41"). At November 30, 2001, the fair value of securities received as collateral that have not been sold or repledged totaled approximately
$7 billion. The gross fair value of securities received as collateral where the Company was permitted to sell or repledge the securities was approximately
$190 billion. Of this collateral, approximately $183 billion has been sold or repledged, generally as collateral under repurchase agreements or to cover securities and other financial instruments sold but not yet purchased.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

NOTE 9. SECURITIES PLEDGED AS COLLATERAL (CONTINUED)
    Securities owned pledged as collateral at November 30, 2001 for which the counterparty has the right to sell or repledge are comprised of the following amounts:

                                                               NOVEMBER 30
                                                                  2001
                                                              -------------
                                                              (IN MILLIONS)
Securities and other financial instruments owned:
  Corporate equities........................................     $15,836
  Government and agencies...................................       2,569
  Certificate of deposit and other money market
  instruments...............................................         700
                                                                 -------
Total.......................................................     $19,105
                                                                 =======

    The carrying value of securities and other financial instruments owned that have been pledged to counterparties where those counterparties do not have the right to sell or repledge at year-end 2001 are as follows:

                                                               NOVEMBER 30
                                                                  2001
                                                              -------------
                                                              (IN MILLIONS)
Securities and other financial instruments owned:
  Government and agencies...................................     $17,272
  Corporate debt and other..................................       9,411
  Mortgage and mortgage-backed..............................       6,940
  Corporate equities........................................       4,098
  Certificate of deposit and other money market
  instruments...............................................       2,172
                                                                 -------
Total.......................................................     $39,893
                                                                 =======

NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS

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

    In the normal course of business, the Company enters into derivative transactions both in a trading capacity and as an end-user. Acting in a trading capacity, the Company enters into derivative transactions to satisfy the needs of its clients and to manage the Company's own exposure to market and credit risks resulting from its trading activities (collectively, "Trading-Related Derivative Activities"). As an end-user, the Company primarily enters into interest rate swap and option contracts to adjust the interest rate nature of its funding sources from fixed to floating rates, and to change the index upon which floating interest rates are based (e.g., Prime to LIBOR) (collectively, "End-User Derivative Activities"). There is an extensive range of derivative products available in the marketplace, which can vary from a simple forward foreign exchange contract to a complex derivative instrument with multiple risk characteristics involving the aggregation of the risk characteristics of a number of derivative product types including swap products,

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED) options and forwards. Listed below are examples of various derivative product types along with a brief discussion of the performance mechanics of certain specific derivative instruments.

SWAP PRODUCTS

    Interest rate swap products include interest rate and currency swaps, leveraged swaps, swap options, other interest rate option products including caps, collars and floors, and credit default swaps. An interest rate swap is a negotiated OTC contract in which two parties agree to exchange periodic interest payments for a defined period, calculated based upon a predetermined notional amount. Interest payments are usually exchanged on a net basis throughout the duration of the swap contract. A currency swap is an OTC agreement to exchange a fixed amount of one currency for a specified amount of a second currency at the outset and completion of the swap term. Leveraged swaps involve the multiplication of the interest rate factor upon which the interest payment streams are based (e.g., Party A pays three times the six-month LIBOR). Caps are contractual commitments that require the writer to pay the purchaser the amount by which an interest reference rate exceeds a defined contractual rate, if any, at specified times during the contract. Conversely, a floor is a contractual commitment that requires the writer to pay the amount by which a defined contractual rate exceeds an interest reference rate at specified times over the life of the contract, if any. Equity swaps are contractual agreements whereby one party agrees to receive the appreciation (or depreciation) value over a strike price on an equity investment in return for paying another rate, which is usually based upon equity index movements or interest rates. Commodity swaps are contractual commitments to exchange the fixed price of a commodity for a floating price (which is usually the prevailing spot price) throughout the swap term. Credit derivatives are contractual agreements that provide insurance against a credit event of one or more referenced credits. The nature of the credit event is established by the buyer and seller at the inception of the transaction, and such events include bankruptcy, insolvency, rating agency downgrade and failure to meet payment obligations when due. The buyer of the credit derivative pays a periodic fee in return for a contingent payment by the seller (insurer) following a credit event. The Company acts as both a buyer and seller of credit derivatives.

OPTIONS

    Option contracts provide the option purchaser (holder) with the right but not the obligation to buy or sell a financial instrument, commodity or currency at a predetermined exercise price (strike price) during a defined period (American Option) or at a specified date (European Option). The option purchaser pays a premium to the option seller (writer) for the right to exercise the option. The option seller is obligated to buy (put) or sell (call) the item underlying the contract at a set price, if the option purchaser chooses to exercise. Option contracts also exist for various indices and are similar to options on a security or other instrument except that, rather than physical settling with delivery of the underlying instrument, they are cash settled. As a purchaser of an option contract, the Company is subject to credit risk, since the counterparty is obligated to make payments under the terms of the option contract, if the Company exercises the option. As the writer of an option contract, the Company is not subject to credit risk but is subject to market risk, since the Company is obligated to make payments under the terms of the option contract if exercised.

    Option contracts may be exchange-traded or OTC. Exchange-traded options are the obligations of the exchange and generally have standardized terms and performance mechanics. In contrast, all of the terms of an OTC option including the method of settlement, term, strike price, premium and security are determined by negotiation of the parties.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)
FUTURES AND FORWARDS

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

    Forwards are OTC contractual commitments to purchase or sell a specified amount of a financial instrument, foreign currency or commodity on a future date at a predetermined price. TBAs are forward contracts which give the purchaser/seller an obligation to obtain/deliver mortgage securities in the future. Therefore, TBAs subject the holder to both interest rate risk and principal prepayment risk.

TRADING-RELATED DERIVATIVE ACTIVITIES

    Derivatives are subject to various risks similar to other financial instruments including market, credit and operational risk. In addition, the Company may be exposed to legal risks related to its derivative activities including the possibility that a transaction may be unenforceable under applicable law. The risks of derivatives should not be viewed in isolation, but rather should be considered on an aggregate basis along with the Company's other trading-related activities. The Company manages the risks associated with derivatives on an aggregate basis along with the risks associated with its proprietary trading and market-making activities in cash instruments as part of its firmwide risk management policies.

    Derivatives are generally based upon notional amounts. Notional amounts are not recorded on-balance sheet, but rather are utilized solely as a basis for determining future cash flows to be exchanged. Therefore, notional amounts provide a measure of the Company's involvement with such instruments, but are not indicative of actual or potential risk.

    As of November 30, 2001 and 2000, the Company had total notional/contract amounts of $4,679 billion and $2,963 billion, respectively. Of the total notional amounts approximately $4,302 billion and $2,741 billion are over-the-counter and $377 billion and $222 billion are exchange-traded as of November 30, 2001 and 2000, respectively. The total weighted-average maturity at November 30, 2001, for over-the-counter and exchange-traded contracts was
4.87 years and 0.76 years, respectively. Approximately $1,221 billion of the notional/contract amount of the Company's Trading-Related Derivative activities mature within the year ended November 30, 2002, of which approximately 47% have maturities of less than one month.

    The Company records its Trading-Related Derivative Activities on a mark-to-market basis with realized and unrealized gains and losses recognized currently in Principal transactions in the Consolidated Statement of Income. Unrealized gains and losses on derivative contracts are recorded on a net basis in the Consolidated Statement of Financial Condition for those transactions with counterparties executed under a legally enforceable master netting agreement and are netted across products when such provisions are stated in the master netting agreement. The Company offers equity, fixed income and foreign exchange products to its customers. Because of the integrated nature of the market for such products, each product area trades cash instruments as well as derivative products.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)
    Listed in the following table is the fair value of the Company's Trading-Related Derivative Activities as of November 30, 2001 and 2000. Assets and liabilities represent net unrealized gains (amounts receivable from counterparties) and net unrealized losses (amounts payable to counterparties), respectively.

FAIR VALUE OF TRADING-RELATED DERIVATIVE FINANCIAL INSTRUMENTS

                                                                  FAIR VALUE*                 FAIR VALUE*
                                                              NOVEMBER 30, 2001**          NOVEMBER 30, 2000
                                                           -------------------------   -------------------------
                                                            ASSETS       LIABILITIES    ASSETS       LIABILITIES
                                                           --------      -----------   --------      -----------
                                                                               (IN MILLIONS)
Interest rate and currency swaps and options (including
  caps, collars and floors)..............................   $5,474         $5,025       $3,918         $2,331
Foreign exchange forward contracts and options...........      240            197          305            285
Other fixed income securities contracts (including
  options and TBAs)......................................      476            226          412            415
Equity contracts (including equity swaps, warrants and
  options)...............................................      537            510          650            793
                                                            ------         ------       ------         ------
Total....................................................   $6,727         $5,958       $5,285         $3,824
                                                            ======         ======       ======         ======

------------------------

* Amounts represent carrying value (exclusive of collateral) and do not include receivables or payables related to exchange-traded futures contracts.

** 2001 information includes end-user derivative activity on a mark-to-market basis in accordance with SFAS No. 133.

    Assets included in the table above represent the Company's unrealized gains, net of unrealized losses for situations in which the Company has a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties. Therefore, the fair value of assets/liabilities related to derivative contracts at November 30, 2001 and 2000 represents the Company's net receivable/payable for derivative financial instruments before consideration of collateral. Included within the $6,727 million fair value of assets at November 30, 2001 was $6,239 million related to swaps and other OTC contracts and $488 million related to exchange-traded option and warrant contracts. Included within the $5,285 million fair value of assets at November 30, 2000 was $4,638 million related to swaps and other OTC contracts and $647 million related to exchange-traded option and warrant contracts.

    The primary difference in risks related to OTC and exchange-traded contracts is credit risk. OTC contracts contain credit risk for unrealized gains from various counterparties for the duration of the contract, net of collateral. With respect to OTC contracts, including swaps, the Company views its net credit exposure to third-parties to be $4,683 million at November 30, 2001, representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of amounts due from affiliates of $640 million and collateral of $916 million.

    Counterparties to the Company's OTC derivative products are primarily financial intermediaries (U.S. and foreign banks), securities firms, corporations, governments and their agencies, finance companies, insurance companies, investment companies and pension funds. Collateral held related to OTC contracts generally includes U.S. government and federal agency securities. Presented below is an analysis of the Company's net credit exposure at November 30, 2001 for OTC contracts based upon actual

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED) ratings made by external rating agencies or by equivalent ratings established and utilized by the Company's Credit Risk Management Department.

    COUNTERPARTY                             S&P/MOODY'S                        NET CREDIT
     RISK RATING                              EQUIVALENT                         EXPOSURE
---------------------                         ----------                        ----------
          1                                    AAA/Aaa                              27%
          2                               AA-/Aa3 or higher                         25%
          3                                A-/A3 or higher                          27%
          4                              BBB-/Baa3 or higher                        18%
          5                               BB-/Ba3 or higher                          2%
          6                                 B+/B1 or lower                           1%

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

END-USER DERIVATIVE ACTIVITIES

    The Company utilizes a variety of derivative products for non-trading purposes as an end user to modify the interest rate characteristics of its long-term debt portfolio and certain secured financing activities. In this regard, the Company primarily enters into fair value hedges utilizing interest rate swaps to convert a substantial portion of the Company's fixed rate long-term debt and certain term fixed rate secured financing activities to a floating interest rate. The ineffective portion of the fair value hedges were included in Interest Expense on the consolidated statement of income and were not material to the Company's results for the twelve months ended November 30, 2001. At November 30, 2001 and 2000, the notional amounts of the Company's end user activities related to its long-term debt obligations were approximately $2.8 billion and $2.6 billion, respectively. (For a further discussion of the Company's long-term debt related end user derivative activities see Note 4.)

    The Company also utilizes derivative products as an end user to modify its interest rate exposure associated with its secured financing activities, including securities purchased under agreements to resell, securities borrowed, securities sold under agreements to repurchase and securities loaned. At November 30, 2001 and 2000, the Company had $210 billion and $226 billion, respectively, of such secured financing activities. As with the Company's long-term debt, its secured financing activities expose the Company to interest rate risk. The Company, as an end user, manages the interest rate risk related to these activities by utilizing derivative financial instruments, including interest rate swaps and purchase options. The Company designates certain specific derivative transactions against specific assets and liabilities with matching maturities. At November 30, 2001 and 2000, the Company, as an end user, utilized derivative financial instruments with an aggregate notional amount of $8.8 billion and $8.5 billion, respectively, to modify the interest rate
characteristics of its secured financing activities.   The total notional amount
of these agreements had a weighted-average maturity of 5.1 years and 3.5 years as of November 30, 2001 and 2000, respectively. On an overall basis, the Company's secured financing end user derivative activities increased (decreased) net revenues by approximately $0.3 million, $(14) million and $(13) million for 2001, 2000 and 1999.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

    In 2001, the Company's long-term debt is recorded at historical amounts, unless designated as the hedged item in a fair value hedge under SFAS 133. The Company carries such hedged debt on a modified mark-to-market basis, which amount could differ from fair value. In 2000, the Company's long-term debt is recorded at contractual rates.

    The following table provides a summary of the fair value of the Company's long-term debt and related end user derivative activities. The fair value of the Company's long-term debt was estimated using either quoted market prices or discounted cash flow analyses based on the Company's current borrowing rates for similar types of borrowing arrangements.

                                                                  NOVEMBER 30
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                 (IN MILLIONS)
Carrying value of long-term debt............................   $6,127     $3,793
Fair value of long-term debt................................    6,105      3,784
                                                               ------     ------
Unrecognized net gain on long-term debt.....................   $   22     $    9
                                                               ======     ======

    The Company carries its secured financing activities, including securities purchased under agreements to resell, securities borrowed, securities sold under agreements to repurchase, and securities loaned, at their original contract amount plus accrued interest. As the majority of such financing activities are short-term in nature, carrying value approximates fair value. At November 30, 2001 and 2000, the Company had $210 billion and $226 billion, respectively, of such secured financing activities. As with the Company's long-term debt, its secured financing activities expose the Company to interest rate risk.

    At November 30, 2001 and 2000, the Company, as an end user, utilized derivative financial instruments with an aggregate notional amount of $8.8 billion and $8.5 billion, respectively, to modify the interest rate characteristics of its secured financing activities. At November 30, 2001, the carrying value of the secured financing activities designated as a fair value hedge, approximated its fair value. At November 30, 2000, the unrecognized net losses on derivates associated with certain financing activities were $22 million, which were substantially offset by unrecognized net gains on related secured financing activities.

    Additionally, at November 30, 2001 and 2000, the Company had approximately $30 million and $8 million, respectively, of unrecognized losses related to approximately $4 billion for both years of long-term fixed rate repurchase agreements.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

NOTE 12. OTHER COMMITMENTS AND CONTINGENCIES

    As of November 30, 2001 and 2000, the Company was contingently liable for $0.9 billion and $1.5 billion, respectively, of letters of credit, primarily used to provide collateral for securities and commodities borrowed and to satisfy margin deposits at option and commodity exchanges, and other guarantees.

    In connection with its secured financing activities, the Company had outstanding commitments under certain secured lending arrangements of approximately $1.5 billion and $3.0 billion, at November 30, 2001 and 2000, respectively. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness.

    In addition, the Company, through its high grade and high yield sales, trading and underwriting activities, makes commitments to extend credit in loan syndication transactions. The Company utilizes various hedging and funding strategies to actively manage its market, credit and liquidity exposures on these commitments. In addition, total commitments are not indicative of actual risk or funding requirements, as the commitments may not be drawn or fully utilized. These commitments and any related draw downs of these facilities typically have fixed maturity dates and are contingent upon certain representations, warranties and contractual conditions applicable to the borrower.

    At November 30, 2001 and 2000, the Company had net lending commitments to investment grade borrowers of $2.1 billion (gross commitments of $3.2 billion less $1.1 billion of associated hedges) and $2.5 billion ($2.6 billion of gross commitments and $0.1 billion of associated hedges), respectively. Lending commitments to non-investment grade borrowers totaled $1.0 billion and $0.9 billion at November 30, 2001 and 2000, respectively. In addition, the Company has pre-arranged funding facilities with third party lenders of $2.9 billion at both November 30, 2001, and November 30, 2000, available to it to fund draw downs against these commitments. These funding facilities contain limits for certain concentrations of counterparty, industry or credit ratings of the underlying loans.

    As of November 30, 2001, the Company had pledged securities, primarily fixed income related, having a market value of approximately $16.6 billion, as collateral for securities borrowed having a market value of approximately
$16.4 billion.

    At November 30, 2001, the Company had commitments to enter into forward starting secured resale and repurchase agreements of $43.6 billion and $21.5 billion, respectively, as compared to secured resale and repurchase agreements of $47.6 billion and $14.5 billion, respectively, as of November 30, 2000.

    Securities and other financial instruments sold but not yet purchased represent obligations of the Company to purchase the securities at prevailing market prices. Therefore, the future satisfaction of such obligations may be for an amount greater or less than the amount recorded. The ultimate gain or loss is dependent upon the price at which the underlying financial instrument is purchased to settle the Company's obligation under the sale commitment.

    In the normal course of business, the Company is exposed to off-balance sheet credit and market risk as a result of executing, financing and settling various customer security and commodity transactions. Off-balance sheet risk arises from the potential that customers or counterparties fail to satisfy their obligations and that the collateral obtained is insufficient. In such instances, the Company may be required to purchase or sell financial instruments at unfavorable market prices. The Company seeks to control these

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

NOTE 12. OTHER COMMITMENTS AND CONTINGENCIES (CONTINUED) risks by obtaining margin balances and other collateral in accordance with regulatory and internal guidelines.

    At November 30, 2001 and 2000, the Company had commitments to invest up to $169 million and $282 million, respectively, directly and through partnerships in private equity related investments. These commitments will be funded as required through the end of the respective investment periods, principally expiring in 2004.

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

    In the normal course of its business, the Company has been named a defendant in a number of lawsuits and other legal proceedings. After considering all relevant facts, available insurance coverage and the advice of outside counsel, in the opinion of the Company such litigation will not, in the aggregate, have a material adverse effect on the Company's consolidated financial position, but may be material to the Company's operating results for any particular period, depending on the level of income for such period.

CONCENTRATION OF CREDIT RISK

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

    Securities and other financial instruments owned by the Company include U.S. government and agency securities, and securities issued by non-U.S. governments, which in the aggregate, represented 10% of the Company's total assets at November 30, 2001. In addition, all of the collateral held by the Company for resale agreements principally consisted of securities issued by the U.S. government, federal agencies or non-U.S. governments which in the aggregate represented 39% of total assets. The Company's most significant industry concentration is financial institutions, which include other brokers and dealers, commercial banks and institutional clients. This concentration arises in the normal course of the Company's business.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. OTHER COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEASE COMMITMENTS

    The Company leases office space and equipment throughout the world and is a party to a ground lease with the Battery Park City Authority covering its former headquarters at 3 World Financial Center which extends through 2069. Total rent expense for 2001, 2000 and 1999 was $19 million, $13 million and $12 million, respectively. Certain leases on office space contain escalation clauses providing for additional rentals based upon maintenance, utility and tax increases.

    Minimum future rental commitments under non-cancelable operating leases (net of subleases of $12 million) are as follows:

(IN MILLIONS)
-------------
Fiscal 2002.................................................   $   39
Fiscal 2003.................................................       37
Fiscal 2004.................................................       31
Fiscal 2005.................................................       50
Fiscal 2006.................................................       54
December 1, 2006 and thereafter.............................      854
                                                               ------
                                                               $1,065
                                                               ======

NOTE 13. RELATED PARTY TRANSACTIONS

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

    Holdings has allocated to the Company the cost of certain employees and space in the World Financial Center, 399 Park Avenue, New York, New York and 101 Hudson Street, Jersey City, New Jersey. In addition, the Company charges other affiliates of Holdings for services it provides and has certain revenue sharing arrangements. A portion of these reimbursements are variable in nature. These amounts, including any reimbursements, are classified in the Consolidated Statement of Income as a component of Management fees, Compensation and benefits, or Revenues as appropriate.

    In addition, Holdings and subsidiaries of Holdings raise money through short- and long-term funding in the capital markets, which is used to fund the operations of certain of the Company's wholly owned subsidiaries. Advances from Holdings and other affiliates were $21.5 billion and $15.0 billion at November 30, 2001 and 2000, respectively.

    In connection therewith, advances from Holdings aggregating approximately $20.3 billion and $12.7 billion at November 30, 2001 and 2000, respectively, are generally payable on demand. The average interest rate charged on these advances is primarily based on Holdings' average daily cost of funds, which was 4.8% and 6.7% for the twelve months ended November 30, 2001 and 2000, respectively. In addition, the Company had borrowings from Holdings and subsidiaries of Holdings, classified as subordinated indebtedness, of approximately $1.6 billion and $764 million at November 30, 2001 and 2000, respectively. In addition, the Company has advances from other subsidiaries of Holdings aggregating approximately $1.2 billion and $2.3 billion at November 30, 2001 and 2000, respectively, with various repayment terms.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

NOTE 13. RELATED PARTY TRANSACTIONS (CONTINUED)
The Company had notes and other receivables due from Holdings and subsidiaries of Holdings aggregating approximately $8.3 billion and $7.2 billion at November 30, 2001 and 2000, respectively, with various interest rates and repayment terms.

    At November 30, 2001, the Company has $16.3 billion of securities purchased under agreements to resell and $16.5 billion of securities sold under agreements to repurchase with Holdings and subsidiaries of Holdings. Additionally, at November 30, 2001, the Company has $0.6 billion and $1.1 billion included within derivatives and other contract agreements owned and sold but not yet purchased, respectively, with Holdings and subsidiaries of Holdings.

    The Company believes that amounts arising through related party transactions, including those allocated expenses referred to above, are reasonable and approximate the amounts that would have been recorded if the Company operated as an unaffiliated entity.

    During 2001, the Company distributed $1,052 million to Holdings as dividends. In 2000, the Company distributed $598 million to Holdings.

NOTE 14. SEGMENTS

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

    Client Services revenues reflect earnings from the Company's private client and private equity businesses. Private client revenues reflect the Company's high-net-worth retail customer flow activities as well as asset management fees earned from these clients. Private equity revenues include the management and incentive fees earned in the Company's role as general partner for thirty-three private equity partnerships. In addition, these revenues also include the appreciation of its general partnership interests.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

NOTE 14. SEGMENTS (CONTINUED)
    The Company's segment information for fiscal years 2001, 2000 and 1999 is presented below and was developed consistent with the accounting policies used to prepare the Company's consolidated financial statements.

                                                           INVESTMENT   CAPITAL     CLIENT
                                                            BANKING     MARKETS    SERVICES    TOTAL
                                                           ----------   --------   --------   --------
                                                                          (IN MILLIONS)
NOVEMBER 30, 2001
Net revenue..............................................    $1,484      $1,878      $732      $4,094
                                                             ======      ======      ====      ======
Earnings before taxes*...................................    $  471      $  538      $171      $1,180
                                                             ======      ======      ====      ======
Segment assets (billions)................................    $  0.7      $185.5      $4.7      $190.9
                                                             ======      ======      ====      ======
NOVEMBER 30, 2000
Net revenue..............................................    $1,609      $2,464      $662      $4,735
                                                             ======      ======      ====      ======
Earnings before taxes....................................    $  497      $  909      $211      $1,617
                                                             ======      ======      ====      ======
Segment assets (billions)................................    $  0.7      $175.1      $4.4      $180.2
                                                             ======      ======      ====      ======
NOVEMBER 30, 1999
Net revenue..............................................    $1,135      $1,899      $444      $3,478
                                                             ======      ======      ====      ======
Earnings before taxes....................................    $  430      $  489      $ 94      $1,013
                                                             ======      ======      ====      ======
Segment assets (billions)................................    $  0.5      $135.8      $2.9      $139.2
                                                             ======      ======      ====      ======

------------------------

* Excludes the impact of a special charge of $51 million.

    The following are net revenues by geographic region:

                                                                   TWELVE MONTHS ENDED
                                                                       NOVEMBER 30
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
U.S.........................................................   $3,450     $4,177     $3,143
Europe......................................................      520        352        223
Asia Pacific and other......................................      124        206        112
                                                               ------     ------     ------
      Total.................................................   $4,094     $4,735     $3,478
                                                               ======     ======     ======

    The following information describes the Company's methods of allocating consolidated net revenues to geographic regions. Net revenues, if origination or trading-related, have been distributed based upon the location where the primary or secondary position was fundamentally risk managed; if fee-related, by the location of the senior coverage banker; if commission-related, by the location of the salespeople. In addition, certain revenues associated with domestic products and services which resulted from relationships with international clients and customers have been reclassified as international revenues using an allocation consistent with the Company's internal reporting.

                     LEHMAN BROTHERS INC. AND SUBSIDIARIES

NOTE 15. QUARTERLY INFORMATION (UNAUDITED)

    The following information represents the Company's unaudited quarterly results of operations for 2001 and 2000. Certain amounts reflect reclassifications to conform to the current period's presentation. These quarterly results reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results. Revenues and earnings of the Company can vary significantly from quarter to quarter due to the nature of the Company's business activities.

                                                         2001                                        2000
                                       -----------------------------------------   -----------------------------------------
                                       NOV. 30    AUG. 31     MAY 31    FEB. 28    NOV. 30    AUG. 31     MAY 31    FEB. 29
                                       --------   --------   --------   --------   --------   --------   --------   --------
(IN MILLIONS)
Total revenue........................   $3,290     $3,567     $4,948     $5,771     $5,344     $5,331     $5,096     $5,023
Interest expense.....................    2,676      2,893      3,421      4,494      4,141      4,028      4,185      3,705
                                        ------     ------     ------     ------     ------     ------     ------     ------
Net revenues.........................      614        674      1,527      1,277      1,203      1,303        911      1,318
Non-interest expenses
  Compensation and benefits..........      314        344        778        651        485        652        470        696
  Other expenses.....................      185        206        222        213        201        213        210        192
  Special charge.....................       51         --         --         --         --         --         --         --
                                        ------     ------     ------     ------     ------     ------     ------     ------
Total non-interest expenses..........      550        550      1,000        864        686        865        680        888
                                        ------     ------     ------     ------     ------     ------     ------     ------
Income before taxes..................       64        124        527        413        517        438        231        430
Provision for income taxes...........      (39)        17        155        142        121        134         69        159
                                        ------     ------     ------     ------     ------     ------     ------     ------
Net income...........................   $  103     $  107     $  372     $  271     $  396     $  304     $  162     $  271
                                        ======     ======     ======     ======     ======     ======     ======     ======