Form 10-Q
period 2002-02-28
LEHMAN BROTHERS INC//
filed 2002-04-15
CIK 728586

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

     |X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2002

                                       OR

     |_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                          COMMISSION FILE NUMBER 1-6817

                              LEHMAN BROTHERS INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                        13-2518466
(State or other jurisdiction of incorporation         (I.R.S. Employer Identification No.)
                 or organization)

            745 SEVENTH AVENUE
            NEW YORK, NEW YORK                                      10019
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

AS OF APRIL 15, 2002, 1,006 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.10 PER SHARE, WERE OUTSTANDING.



================================================================================

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES

                                    FORM 10-Q

                     FOR THE QUARTER ENDED FEBRUARY 28, 2002

                                      INDEX

   PART I.      FINANCIAL INFORMATION                                                                             PAGE
                ---------------------                                                                            NUMBER
                                                                                                                 ------
                Item 1.    Financial Statements - (unaudited)

                                Consolidated Statement of Income -
                                Three Months Ended
                                February 28, 2002 and February 28, 2001....................................        2

                                Consolidated Statement of Financial Condition -
                                February 28, 2002 and November 30, 2001....................................        3

                                Consolidated Statement of Cash Flows -
                                Three Months Ended
                                February 28, 2002 and February 28, 2001....................................        5

                                Notes to Consolidated Financial Statements.................................        6

                Item 2.    Management's Analysis of Results of Operations..................................        14

   PART II.     OTHER INFORMATION

                Item 1.    Legal Proceedings...............................................................        19

                Item 6.    Exhibits and Reports on Form 8-K................................................        21

   SIGNATURE ..............................................................................................        23

   EXHIBIT INDEX ..........................................................................................        24

   EXHIBITS

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

ITEM 1      FINANCIAL STATEMENTS
            ---------------------

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                  Three months ended
                                         -----------------------------------
                                            February 28        February 28
                                               2002               2001
                                         ----------------   ----------------
Revenues
     Principal transactions                   $   500           $   600
     Investment banking                           389               349
     Commissions                                  231               217
     Interest and dividends                     2,274             4,596
     Other                                          8                 9
                                         ----------------   ----------------
         Total revenues                         3,402             5,771
Interest expense                                2,055             4,494
                                         ----------------   ----------------
         Net revenues                           1,347             1,277
                                         ----------------   ----------------
Non-interest expenses
     Compensation and benefits                    687               651
     Brokerage and clearance                       59                55
     Technology and communications                 38                59
     Occupancy                                     33                32
     Business development                          21                18
     Professional fees                             11                14
     Management fees, net                          (7)               15
     Other                                         18                20
                                         ----------------   ----------------
         Total non-interest expenses              860               864
                                         ----------------   ----------------
Income before taxes                               487               413
     Provision for income taxes                   151               142
                                         ----------------   ----------------
Net income                                    $   336           $   271
                                         ================   ================


                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                                   February 28            November 30
                                                                                      2002                   2001
                                                                                ------------------     ------------------
ASSETS
Cash and cash equivalents                                                           $     382             $      648

Cash and securities segregated and on deposit for regulatory and
  other purposes                                                                        2,855                  2,793

Securities and other financial instruments owned:
     Governments and agencies                                                          18,151                 17,299
     Mortgages and mortgage-backed                                                      8,491                  8,079
     Corporate equities                                                                 6,952                  4,597
     Derivatives and other contractual agreements                                       5,857                  6,727
     Corporate debt and other                                                           5,691                  9,423
     Certificates of deposit and other money market instruments                         2,011                  2,437
                                                                                ------------------ --- ------------------
             Subtotal                                                                  47,153                 48,562
     Securities owned pledged as collateral                                            25,926                 19,105
                                                                                ------------------ --- ------------------
                                                                                       73,079                 67,667
                                                                                ------------------ --- ------------------

Collateralized short-term agreements:
     Securities purchased under agreements to resell                                   82,077                 75,185
     Securities borrowed                                                               25,942                 22,467

Receivables:
     Brokers, dealers and clearing organizations                                        4,322                  4,209
     Customers                                                                          5,052                  7,284
     Others                                                                            10,162                  9,846

Property, equipment and leasehold improvements (net of
  accumulated and amortization of $149 in 2002 and
  $140 in 2001)                                                                           266                    273

Other assets                                                                              376                    412

Excess of cost over fair value of net assets acquired (net of
accumulated amortization of $132 in 2002 and $131 in 2001)                                153                    154
                                                                                ------------------     ------------------
     Total assets                                                                   $ 204,666               $190,938
                                                                                ==================     ==================

                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF FINANCIAL CONDITION - (CONTINUED)
                                   (UNAUDITED)
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                      February 28          November 30
                                                                                         2002                 2001
                                                                                    ----------------     ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt                                                                       $      631           $    1,038
Securities and other financial instruments sold but not yet purchased:
     Governments and agencies                                                             31,009               19,294
     Derivatives and other contractual agreements                                          5,968                5,958
     Corporate debt and other                                                              4,598                4,342
     Corporate equities                                                                    3,435                3,376
                                                                                    ----------------     ----------------
                                                                                          45,010               32,970
                                                                                    ----------------     ----------------
Collateralized short-term financing:
     Securities sold under agreements to repurchase                                       90,718               86,201
     Securities loaned                                                                    27,942               26,535
Advances from Holdings and other affiliates                                               16,574               21,487
Payables:
     Brokers, dealers and clearing organizations                                           5,034                3,599
     Customers                                                                             5,151                7,004
Accrued liabilities and other payables                                                     1,978                2,537
Long-term debt:
     Senior notes                                                                          3,657                1,930
     Subordinated indebtedness                                                             4,201                4,197
                                                                                    ----------------     ----------------
         Total liabilities                                                               200,896              187,498
                                                                                    ----------------     ----------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $0.10 par value; 10,000 shares authorized; none outstanding
Common stock, $0.10 par value; 10,000 shares authorized;
   1,006 shares issued and outstanding
Additional paid-in capital                                                                 1,682                1,682
Accumulated other comprehensive income                                                         3                    2
Retained earnings                                                                          2,085                1,756
                                                                                    ----------------     ----------------
         Total stockholders' equity                                                        3,770                3,440
                                                                                    ----------------     ----------------
         Total liabilities and stockholders' equity                                     $204,666             $190,938
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

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                                             Three Months Ended
                                                                                    -------------------------------------
                                                                                      February 28          February 28
                                                                                         2002                 2001
                                                                                    ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                 $336            $     271
Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
     Depreciation and amortization                                                           12                   14
     Other adjustments                                                                        5                   (8)
Net change in:
     Cash and securities segregated and on deposit                                          (62)                (805)
     Securities and other financial instruments owned                                    (5,430)              (8,406)
     Securities borrowed                                                                 (3,475)                   3
     Receivables from brokers, dealers and clearing organizations                          (113)              (2,012)
     Receivables from customers                                                           2,232                 (135)
     Securities and other financial instruments sold but not yet purchased               12,040               11,917
     Securities loaned                                                                    1,407                6,320
     Payables to brokers, dealers and clearing organizations                              1,435                  (36)
     Payables to customers                                                               (1,853)               1,914
     Accrued liabilities and other payables                                                (573)                 (82)
     Other operating assets and liabilities, net                                           (268)                 157
                                                                                    ----------------     ----------------
         Net cash provided by operating activities                                        5,693                9,112
                                                                                    ----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior notes                                                    1,745                    -
Principal payments of senior notes                                                            -                 (206)
Principal payments of subordinated indebtedness                                               -                 (194)
Net proceeds from (payments for) short-term debt                                           (407)                  73
Resale agreements net of repurchase agreements                                           (2,375)             (15,224)
Increase (Decrease) in advances from Holdings and other affiliates                       (4,913)               4,722
Dividends paid                                                                               (4)                   -
                                                                                    ----------------     ----------------
         Net cash used in financing activities                                           (5,954)             (10,829)
                                                                                    ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, equipment and leasehold improvements, net                              (5)                 (19)
                                                                                    ----------------     ----------------
         Net cash used in investment activities                                              (5)                 (19)
                                                                                    ----------------     ----------------
         Net change in cash and cash equivalents                                           (266)              (1,736)
                                                                                    ----------------     ----------------
Cash and cash equivalents, beginning of period                                              648                2,323
                                                                                    ----------------     ----------------
           Cash and cash equivalents, end of period                                        $382           $      587
                                                                                    ================     ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN MILLIONS)
Interest paid totaled $2,070 and $5,006 for the three months ended February 28, 2002 and February 28, 2001, respectively. Income taxes paid totaled $15 and $137 for the three months ended February 28, 2002 and February 28, 2001, respectively.

                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of Lehman Brothers Inc., a registered broker-dealer ("LBI") and subsidiaries (collectively, the "Company"). LBI is a wholly-owned subsidiary of Lehman Brothers Holding Inc. ("Holdings"). The Company is one of the leading global investment banks serving institutional, corporate, government and high-net-worth individual clients and customers. The Company's worldwide headquarters in New York are complemented by offices in additional locations in North America, Europe, the Middle East, Latin America and the Asia Pacific Region. The Company is engaged primarily in providing financial services. All material intercompany accounts and transactions have been eliminated in consolidation. The Company's financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") with respect to the Form 10-Q and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these consolidated financial statements be read in conjunction with the audited consolidated financial statements included in LBI's Annual Report on Form 10-K for the twelve months ended November 30, 2001 (the "Form 10-K"). The Consolidated Statement of Financial Condition at November 30, 2001 was derived from the audited financial statements.

The nature of the Company's business is such that the results of any interim period may vary significantly from quarter to quarter and may not be indicative of the results to be expected for the fiscal year. Certain prior period amounts reflect reclassifications to conform to the current period's presentation.

2.       EVENTS OF SEPTEMBER 11, 2001:

As a result of the September 11, 2001 terrorist attack, the Company's leased facilities in the World Trade Center were destroyed and its leased and owned facilities in the World Financial Center complex (including the 3 World Financial Center building owned jointly with American Express) were significantly damaged.

During the fourth quarter of 2001, the Company recognized a pretax special charge of $51 million ($29 million after-tax) associated with the net losses stemming from the events of September 11, 2001. These losses and costs included the write-off of property damaged, destroyed or abandoned at the Company's downtown facilities (approximately $213 million), compensation paid to employees in lieu of utilizing external consultants for business recovery efforts and to employees for the time they were idled (approximately $61 million) and costs incurred to maintain the facilities while they are unusable (approximately $17 million). The losses and costs were offset by estimated insurance recoveries of $240 million. All expenses associated with the Company's use of temporary facilities during this period were reflected as part of occupancy or technology and communications expenses in the consolidated statement of income for the fiscal year-end November 30, 2001 included in the Form 10-K.

In the first quarter of 2002, the Company incurred special costs resulting from the terrorist attack of approximately $8 million related to technology restoration and other costs associated with unusable facilities, which were fully offset by estimated insurance recoveries. In addition, during the first quarter of 2002, the Company incurred costs of approximately $6 million to repair damage incurred to the core and shell of the Company's 3 World Financial Center facility, which were fully offset by estimated insurance recoveries. The repair of the 3 World Financial Center facility is ongoing and is expected to be fully recoverable under the Company's building core and shell insurance policy.

For further information regarding the special charge recognized during the fourth quarter of 2001 and the effects of the terrorist attack, refer to Note 2 to the Consolidated Financial Statements included in the Form 10-K.

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       CAPITAL REQUIREMENTS:

As a registered broker-dealer, LBI is subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At February 28, 2002, LBI's regulatory net capital, as defined, of $1,662 million exceeded the minimum requirement by $1,549 million.

As a clearing broker-dealer, the Company has elected to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealer ("PAIB calculation"). The PAIB calculation is completed in order for each correspondent firm that uses the Company as its clearing broker-dealer to classify its assets held by the Company as allowable assets in the correspondent's net capital calculation. At February 28, 2002, the Company did not have a reserve requirement for PAIB, however the Company had $49 million of qualified securities or cash on deposit in a Special Reserve Bank Account as of February 28, 2002.

The Company's "AAA" rated derivatives subsidiaries, Lehman Brothers Financial Products Inc. ("LBFP") and Lehman Brothers Derivative Products Inc. ("LBDP"), have established certain capital and operating restrictions which are reviewed by various rating agencies. At February 28, 2002, LBFP and LBDP each had capital which exceeded the requirement of the most stringent rating agency by approximately $76 million and $28 million, respectively.

Repayment of subordinated indebtedness and certain advances and dividend payments by LBI are restricted by the regulations of the SEC and other regulatory agencies. In addition, certain investments governing the indebtedness of LBI contractually limit its ability to pay dividends.

4.       DERIVATIVE FINANCIAL INSTRUMENTS:

Effective December 1, 2000, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires that all derivative instruments be reported on the consolidated statement of financial condition at fair value and establishes criteria for designation and effectiveness of hedging relationships. The adoption of SFAS No. 133 did not have a material effect on the Company's Consolidated Statement of Financial Condition or its results of operations.

Most of the Company's derivative transactions are entered into for trading-related activities for which the adoption of SFAS No. 133 had no accounting impact. The Company's trading-related derivative activities are marked-to-market through earnings as a component of Principal Transactions revenues. The Company also utilizes derivatives for non-trading purposes as an end user to modify the market risk exposures of certain assets and liabilities. In this regard, the Company primarily enters into fair value hedges utilizing interest rate swaps to convert a substantial portion of the Company's fixed rate long-term debt and certain term fixed rate secured financing activities to a floating interest rate. The ineffective portion of the fair value hedges were included in "Interest Expense" on the Consolidated Statement of Income and were immaterial for the three months ended February 28, 2002 and 2001.

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

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                                                FAIR VALUE*                       FAIR VALUE*
                                                             FEBRUARY 28, 2002                 NOVEMBER 30, 2001
                                                      ------------------------------------------------------------------
(IN MILLIONS)                                            ASSETS          LIABILITIES       ASSETS          LIABILITIES
------------------------------------------------------------------------------------------------------------------------
Interest rate, currency and credit default
  swaps, and options (including caps, collars
  and floors)                                              $5,019             $4,762          $5,474            $5,025

Foreign exchange forward contracts and
  options                                                     224                239             240               197

Other fixed income securities contracts (including
  futures contracts, options and TBAs)                        251                378             476               226

Equity contracts (including equity swaps, warrants
  and options)                                                363                589             537               510
                                                      ------------------------------------------------------------------
         TOTAL                                             $5,857             $5,968         $6,727             $5,958
                                                      ------------------------------------------------------------------

* Amounts represent carrying value (exclusive of collateral) and do not include receivables or payables related to exchange-traded futures contracts. In addition, includes end-user derivative activity on a mark-to-market basis in accordance with SFAS No. 133.

Assets included in the table above represent the Company's net receivable/payable for derivative financial instruments before consideration of collateral. Included within the $5,857 million fair value of assets at February 28, 2002 was $5,558 million related to swaps and other over-the-counter ("OTC") contracts and $299 million related to exchange-traded option and warrant contracts. Included within the $6,727 million fair value of assets at November 30, 2001 was $6,239 million related to swaps and other OTC contracts and $488 million related to exchange-traded option and warrant contracts.

With respect to OTC contracts, including swaps, the Company views its net credit exposure to be $4,093 million at February 28, 2002, representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of collateral. Presented below is an analysis of the Company's net credit exposure at February 28, 2002 for OTC contracts based upon actual ratings made by external rating agencies or by equivalent ratings established and utilized by the Company's Credit Risk Management Department.

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


               COUNTERPARTY                           S&P/MOODY'S                               NET CREDIT
               RISK RATING                            EQUIVALENT                                 EXPOSURE
               -----------                            ----------                                 --------
                    1                                   AAA/Aaa                                    18%
                    2                              AA-/Aa3 or higher                               26%
                    3                               A-/A3 or higher                                30%
                    4                             BBB-/Baa3 or higher                              22%
                    5                              BB-/Ba3 or higher                                3%
                    6                               B+/B1 or lower                                  1%

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

For a further discussion of the Company's derivative related activities, refer to the Notes to the Consolidated Financial Statements, included in the Form 10-K.

5.       SECURITIZATIONS:

The Company is a market leader in mortgage- and asset-backed securitizations and other structured financing arrangements. In connection with these activities, the Company utilizes special purpose entities principally for (but not limited to) the securitization of commercial and residential mortgages, home equity loans, government and corporate bonds, and lease and trade receivables. The Company derecognizes financial assets transferred in securitizations provided that the Company has relinquished control over such assets. The Company may retain an interest in the financial assets it securitizes ("Retained Interests") which may include assets in the form of residual interests in the special purpose entities established to facilitate the securitization. Any Retained Interests are included in Securities and Other Financial Instruments Owned within the Company's Statement of Financial Condition. The Company records its Securities and Other Financial Instruments Owned, including Retained Interests, at fair value with changes in fair value reported in earnings. Fair value is determined based upon listed market prices, if available. When listed market prices are not available, fair value is determined based on other relevant factors, including broker or dealer price quotations and valuation pricing models which take into account time value and volatility factors underlying the financial instruments among other factors. During the first quarter of fiscal 2002, the Company securitized approximately $23 billion of financial assets.

As of February 28, 2002, the Company had approximately $1.1 billion of non-investment grade retained interests from its securitization activities. The Company records its Retained Interests at fair value and actively monitors the market risk exposures associated with Retained Interests.

6.       SECURITIES PLEDGED AS COLLATERAL:

The Company enters into secured borrowing and lending transactions to finance trading inventory positions, obtain securities for settlement, and meet customers' needs. The Company primarily receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans and other loans. The Company is generally permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, enter into securities lending transactions or deliver to counterparties to cover short positions. The Company carries secured financing agreements for financial

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


reporting purposes on a net basis when permitted under the provision of Financial Accounting Standards Board Interpretations No. 41 ("FIN 41"). At February 28, 2002 and November 30, 2001, the fair value of securities received as collateral and securities owned that have not been sold, repledged or otherwise encumbered totaled approximately $14 billion and $9 billion, respectively. At February 28, 2002 and November 30, 2001, the gross fair value of securities received as collateral where the Company was permitted to sell or repledge the securities was approximately $214 billion and $190 billion, respectively. Of this collateral, approximately $209 billion and $183 billion at February 28, 2002 and November 30, 2001, respectively, has been sold or repledged, generally as collateral under repurchase agreements or to cover securities and other financial instruments sold but not yet purchased.

Securities owned pledged as collateral at February 28, 2002 and November 30, 2001 0for which the counterparty has the right to sell or repledge are comprised of the following amounts:

                                                                               FEBRUARY 28, 2002  NOVEMBER 30, 2001
(IN MILLIONS)
--------------------------------------------------------------------------------------------------------------------
Securities and other financial instruments owned:
   Corporate equities                                                                    $11,692            $15,836
   Governments and agencies                                                                8,314              2,569
   Corporate debt and other                                                                4,247                  -
   Certificate of deposit and other money market instruments                               1,241                700
   Mortgages and mortgage-backed                                                             432                  -
--------------------------------------------------------------------------------------------------------------------
Total                                                                                    $25,926            $19,105
====================================================================================================================

The carrying value of securities and other financial instruments owned that have been pledged to counterparties where those counterparties do not have the right to sell or repledge are as follows:

                                                                                     FEBRUARY 28,        NOVEMBER 30,
(IN MILLIONS)                                                                           2002                 2001
--------------------------------------------------------------------------------------------------------------------
Securities and other financial instruments owned:
   Governments and agencies                                                              $17,636            $17,272
   Mortgages and mortgage-backed                                                           6,562              6,940
   Corporate debt and other                                                                3,907              9,411
   Corporate equities                                                                      2,430              4,098
   Certificates of deposit and other money market instruments                              1,656              2,172
--------------------------------------------------------------------------------------------------------------------
Total                                                                                    $32,191            $39,893
====================================================================================================================

7.       OTHER COMMITMENTS AND CONTINGENCIES:

As of February 28, 2002 and November 30, 2001, the Company was contingently liable for $1.0 billion and $0.9 billion, respectively, of letters of credit, primarily used to provide collateral for securities and commodities borrowed and to satisfy margin deposits at option and commodity exchanges, and other guarantees.

In connection with its financing activities, the Company had outstanding commitments under certain lending arrangements of approximately $1.3 billion and $1.5 billion at February 28, 2002 and November 30, 2001, respectively. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness. In addition, at February 28, 2002 the Company had commitments to enter into forward starting secured resale and repurchase agreements of $52.1 billon and $17.2 billion, respectively, as compared to $43.6 billion and $21.5 billion, respectively, at November 30, 2001.

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In addition, the Company, through its high grade and high yield sales, trading and underwriting activities, makes commitments to extend credit in loan syndication transactions. The Company utilizes various hedging and funding strategies to actively manage its market, credit and liquidity conditions exposures on these commitments. In addition, total commitments are not indicative of actual risk or funding requirements, as the commitments may not be drawn or fully utilized. These commitments and any related draw downs of these facilities typically have fixed maturity dates and are contingent upon certain representations, warranties and contractual conditions applicable to the borrower.

At February 28, 2002 and November 30, 2001, the Company had net lending commitments to investment grade borrowers of $3.1 billion (gross commitments of $5.1 billion less $2.0 billion of associated hedges) and $3.2 (gross commitments of $4.3 billion less $1.1 billion of associated hedges), respectively. Lending commitments to non-investment grade borrowers totaled $1.2 billion and $1.0 billion at February 28, 2002 and November 30, 2001, respectively. In addition, the Company has pre-arranged funding facilities with third party lenders of $2.5 billion at February 28, 2002 and $2.9 billion at November 30, 2001, available against these commitments. These funding facilities contain limits for certain concentrations of counterparty, industry or credit ratings of the underlying loans.

At February 28, 2002 and November 30, 2001, the Company had commitments to invest up to $270 million and $169 million, respectively, directly and through partnerships in private equity related investments. These commitments will be funded as required through the end of the respective investment periods, principally expiring in 2004.

In the normal course of its business, the Company has been named a defendant in a number of lawsuits and other legal proceedings. After considering all relevant facts, available insurance coverage and the advice of counsel, in the opinion of the Company such litigation will not, in the aggregate, have a material adverse effect on the Company's consolidated financial position, but may be material to the Company's operating results for any particular period, depending on the level of income for such period.

As a leading global investment bank, risk is an inherent part of all of the Company's businesses and activities. The extent to which the Company properly and effectively identifies, assesses, monitors and manages each of the various types of risks involved in its trading (including derivatives), brokerage, and investment banking activities is critical to the success and profitability of the Company. The principal types of risks involved in the Company's activities are market, credit or counterparty, liquidity, legal and operational risks. Management has developed a control infrastructure throughout the Company to monitor and manage these risks on a global basis. For further discussion of these matters, refer to the Risk Management section of Management's Analysis of Results of Operations included in the Form 10-K.

8.       SEGMENTS

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

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The Company's segment information for the first quarter of 2002 and 2001 is presented below and was developed consistent with the accounting policies used to prepare the Company's consolidated financial statements.

                                    INVESTMENT          CAPITAL            CLIENT
(IN MILLIONS)                         BANKING           MARKETS           SERVICES          TOTAL
                                  ----------------    -------------     -------------    ------------
FEBRUARY 28, 2002

Net Revenue                                 $ 389            $ 767              $ 191        $ 1,347
                                  ================    =============     =============    ============
Earnings before taxes                       $ 128            $ 303             $   56          $ 487
                                  ================    =============     =============    ============
Segment assets (billions)                    $0.5          $ 199.7             $  4.5        $ 204.7
                                  ================    =============     =============    ============

FEBRUARY 28, 2001

Net Revenue                                 $ 347            $ 741              $ 189        $ 1,277
                                  ================    =============     =============    ============
Earnings before taxes                        $ 59            $ 296             $   58          $ 413
                                  ================    =============     =============    ============
Segment assets (billions)                    $0.8          $ 179.5             $  5.4        $ 185.7
                                  ================    =============     =============    ============


The following are net revenues by geographic region:

                                         February 28            February 28
(IN MILLIONS)                                2002                   2001
                                      -------------------    -------------------
U.S.                                        $ 1,220                $ 1,103
Europe                                           85                    148
Asia Pacific and other                           42                     26
                                      -------------------    -------------------

      Total                                 $ 1,347                $ 1,277
                                      ===================    ===================

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9.       RELATED PARTIES:

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

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2002 AND FEBRUARY 28, 2001
------------------------------------------------------------------

The Company reported net income of $336 million for the quarter ended February 28, 2002, an increase of 24% from the first quarter of 2001. These strong results in a very difficult market environment demonstrate the growing breadth and depth of the franchise.

The Company continued to maintain strict discipline with regard to expense management, risk management and capital deployment. For the quarter, non-personnel expenses decreased approximately 19% from the first quarter of 2001.

The Company is segregated into three business segments (each of which is described below): Investment Banking, Capital Markets and Client Services. Each segment represents a group of activities and products with similar characteristics. These business activities result in revenues from both institutional and high-net-worth retail clients, which are recognized across all revenue categories contained in the Company's Consolidated Statement of Income. (Net revenues by segment also contain certain internal allocations, including funding costs, which are centrally managed.)

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
                 MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 2002 AND FEBRUARY 28, 2001
----------------------------------------------------------

    (IN MILLIONS)                                    Net Revenues
                                                       for the
                                                  Three Months Ended
                                         -----------------------------------
                                           Feb 28              Feb 28
                                             2002                2001
                                         ----------------    ---------------
    Investment Banking                     $   389             $   347
    Capital Markets                            767                 741
    Client Services                            191                 189
                                         ----------------    ---------------
    Total                                  $ 1,347             $ 1,277
                                         ================    ===============



The following discussion provides an analysis of the Company's net revenues.

INVESTMENT BANKING This segment's net revenues result from fees earned by the Company for underwriting public and private offerings of fixed income and equity securities, and advising clients on merger and acquisition activities and other services.

Investment Banking's net revenues increased 12% during the first quarter of 2002 to $389 million from $347 million in the first quarter of 2001, as strong fixed income and improved equity underwriting activity was offset by a decrease in merger and acquisition ("M&A") advisory activity.

--------------------------------------------------------
             INVESTMENT BANKING NET REVENUES
--------------------------------------------------------
  (IN MILLIONS)                Three Months Ended
                          February 28      February 28
                              2002            2001
--------------------------------------------------------
  Debt Underwriting       $ 187           $ 182
  Equity Underwriting       133              68
  M&A Advisory               69              97
--------------------------------------------------------
                          $ 389           $ 347
--------------------------------------------------------

Debt underwriting revenues totaled $187 million for the first quarter of 2002, a 3% increase over last year's first quarter. Fixed income origination benefited this quarter as issuers continued to take advantage of lower interest rates to raise long-term debt and replace short-term financing. Contributing to these results was a 40% increase from the year-ago period in the Company's and its affiliates global debt origination market volume, compared to a 7% increase industry-wide, according Thomson Financial Securities Data Corp ("TFSD").

Equity origination revenues for the first quarter of 2002 were $133 million almost double first quarter of 2001 results, as an improved outlook for the U.S. economy led to increased activity. Driving the increase in revenues was a significant increase in secondary offering volume, as the value of transactions completed by the Company and its affiliates increased almost 30% compared to the year-ago period, according to TFSD.

Merger and acquisition advisory fees for the first quarter of 2002 were $69 million, down 29% versus the first quarter of 2001 as industry-wide volumes for completed transactions decreased almost 75% during the same time period, according to TFSD.

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

Capital Markets' net revenues were $767 million for the REVENUES first quarter of 2002, up 4% from the first quarter of 2001 as record fixed income results were offset by significantly lower revenues from equity products. Overall, the Company continued to experience strong institutional customer flow activity across a wide range of products.

--------------------------------------------------------
             CAPITAL MARKETS NET REVENUES
--------------------------------------------------------
  (IN MILLIONS)                Three Months Ended
                         February 28      February 28
                             2002             2001
---------------------- --------------- -----------------
  Fixed Income           $    697        $    403
  Equities                     70             338
--------------------------------------------------------
                         $    767        $    741
--------------------------------------------------------

This customer flow business provides the Company with a recurring form of revenues, as customers continually rebalance their portfolios across market cycles with the full array of capital market products that are provided by the Company.

Net revenues from the fixed income component of Capital Markets increased 73% to $697 million from the first quarter of 2001, principally driven by strong institutional customer flow in credit products, such as high grade bonds and municipals. Favorable interest rates led to higher volumes across almost all fixed income products, particularly residential mortgages, which was driven by the continued high levels of refinancings and new home sales. In addition, a combination of periods of high volatility and increased corporate debt issuance during the quarter drove increased investor demand for interest rate derivatives.

Net revenues from the equity component of Capital Markets were $70 million in the first quarter of 2002, down 79% from the first quarter of 2001. This year-over-year decrease was driven by a decline in market volatility, which reduced customer activity in derivative-related products, and declines in revenues from both private equity investments and risk arbitrage activity from year-ago levels.

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

Client Services net revenues were $191 million in the first quarter of 2002, up slightly from the first quarter of 2001. Despite weak equity markets, high-net-worth sales remained relatively unchanged as the decline in equities was partially offset by record fixed income activity, as investors continued to adjust their portfolios to compensate for the volatile equity market environment.

--------------------------------------------------------
             CLIENT SERVICES NET REVENUES
--------------------------------------------------------
(IN MILLIONS)                 Three Months Ended
                        February 28      February 28
                            2002             2001
--------------------------------------------------------
Private Client             $ 191           $ 187
Private Equity                 -               2
--------------------------------------------------------
                           $ 191           $ 189
--------------------------------------------------------


NON-INTEREST EXPENSES Non-interest expenses were $860 million for the first quarter of 2002 compared to $864 million for the first quarter of 2001. Compensation and benefits expense of $687 million increased 6% from the first quarter of 2001 due to the increase in revenues. Compensation and benefit expense, as a percentage of net revenues however, remained at 51% for the quarter, consistent with the Company's fiscal 2001 level. Nonpersonnel expenses were $173 million for the first quarter of 2002 down 19% from the first quarter of 2001 primarily due to decreases in technology and communications expenses and management fees.

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
                 MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS


INCOME TAXES The Company's income tax provision was $151 million for the first quarter of 2002 versus $142 million for the first quarter of 2001. The effective tax rate was 31.0% for the first quarter of 2002 versus 34.4% for the first quarter of 2001. The decrease in the effective tax rate is primarily due to an increase in tax exempt income and a decrease in state taxes.

SIGNIFICANT ACCOUNTING POLICIES

The Company's financial statements are prepared in conformity with generally accepted accounting principles, many of which require the use of management estimates and assumptions. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

FAIR VALUE The Company records its inventory positions, including Securities and Other Financial Instruments Owned and Securities Sold but not yet Purchased, at fair value, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Income. Market value is generally based on listed prices. If listed market prices are not available, or if liquidating the Company's position is reasonably expected to affect market prices, fair value is determined based on either internal valuation pricing models, which take into account time value and volatility factors underlying the financial instruments, or management's estimate of the amounts that could be realized under current market conditions, assuming an orderly liquidation over a reasonable period of time. The determination of fair value is fundamental to the Company's financial condition and results of operations and, in certain circumstances, it requires the use of complex judgments. The use of different pricing models or assumptions could produce different estimates of fair value.

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

For additional information on the Company's significant accounting policies see
Note 1 to the Consolidated Financial Statements (Summary of Significant Accounting Policies) included in the Form 10-K.

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
                 MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS


NEW ACCOUNTING DEVELOPMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, intangible assets with indefinite lives and goodwill will no longer be amortized. Instead, these assets will be evaluated annually for impairment. The Company adopted the provisions of SFAS 142 at the beginning of fiscal year 2002. The adoption of SFAS 142 had an immaterial effect on the Company's financial position and results of operations.

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

IN RE ENRON CORPORATION SECURITIES LITIGATION

         In April 2002 a Consolidated Complaint for Violation of the Securities Laws was filed in the United States District Court for the Southern District of Texas in IN RE ENRON CORPORATION SECURITIES LITIGATION, adding as defendants Holdings along with eight other commercial or investment banks. The case is purportedly brought on behalf of purchasers of Enron Corporation's publicly traded equity and debt securities between October 19, 1998 and November 27, 2001, and, in addition to the banks, names 38 current or former Enron officers and directors, Enron's accountants, Arthur Anderson and affiliated entities and partners, and two law firms. The complaint seeks unspecified compensatory and injunctive relief for purported violations of federal and state securities laws based on the theory that defendants engaged or participated in manipulative devices to inflate Enron's reported profits and financial condition, made false or misleading statements and participated in a scheme or course of business to defraud Enron's shareholders. Against Holdings, the complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and the Texas Securities Act.

IPO ALLOCATION CASES (reported in LBI's 2001 Annual Report on Form 10-K)

         A new suit was filed in April 2002 in Delaware Chancery Court by Breakaway Solutions Inc. ("Breakaway"), which names LBI and two other underwriters as defendants. The complaint purports to be brought on behalf of a class of issuers who issued securities in initial public offerings ("IPOs") through at least one of the defendants during the period of January 1998 through October 2000 and whose securities increased in value 15% or more above the original price within 30 days after the IPO. It alleges that defendants underpriced IPO securities and allocated those underpriced securities to certain favored customers in return for alleged arrangements with the customers for increased commissions on other transactions and alleged tie-in arrangements. The complaint asserts claims for breaches of contract, of the implied covenant of good faith and fair dealing and of fiduciary duty, and for indemnification or contribution and unjust enrichment or restitution. Breakaway seeks, among other relief, certification of a class, a permanent injunction preventing defendants from engaging in the alleged practices, an accounting of all defendants' commissions, profits and compensation in connection with the IPOs, declarations requiring defendants to indemnify Breakaway in the pending consolidated IPO securities class actions and determining that Breakaway has no indemnification obligation to defendants in those actions, and compensatory damages.

ACTIONS REGARDING FRANK GRUTTADAURIA (reported in LBI's 2001 Annual Report on Form 10-K)

         The following additional actions have been filed relating to the alleged conduct of Frank Gruttadauria, the former branch manager of the Company's Cleveland office:

                  DOMINIC A. VISCONSI, SR. AND DOMINIC A. VISCONSI, JR. AND JAMES V. STANTON V. LEHMAN BROTHERS, INC. AND S.G. COWEN SECURITIES CORP. In March 2002, LBI was served with a complaint in the United States District Court for the Northern District of Ohio. The complaint alleges breach of fiduciary duty, fraud, aiding and abetting, promissory estoppel, negligent misrepresentation, breach of contract, conversion, negligent hiring, negligent supervision and violations of the Investment Advisers Act of 1940 (the "Advisers Act"). Plaintiffs seek unspecified compensatory and punitive damages, a full accounting of all account activity, attorneys fees and costs and prejudgment and postjudgment interest.

                  GEORGIA SARANTAKIS AND CAROL ANN COYLE V. FRANK DOMINIC GRUTTADAURIA, LEHMAN BROTHERS, INC., LEHMAN BROTHERS HOLDINGS, INC. ET AL. In March 2002, LBI and Holdings were served with a complaint in the United States District Court for the Northern District of Illinois. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act, of Illinois securities laws and of various NASD and New York Stock Exchange rules, breach of fiduciary duty, fraud, negligent hiring and supervision and negligent misrepresentation. Plaintiffs seek unspecified compensatory and punitive damages, prejudgment and postjudgment interest and attorneys fees and costs.

                  SAMUEL GLAZER V. LEHMAN BROTHERS, INC. AND S.G. COWEN SECURITIES CORPORATION. In March 2002, LBI was served with a complaint in the United States District Court for the Northern District of Ohio. The complaint alleges breach of fiduciary duty, fraud and deceit, negligent retention, hiring and supervision, negligent and reckless misrepresentation, breach of implied contract, conversion, violations of Sections 10(b) and 20(a) of the Exchange Act, civil conspiracy, aiding and abetting and promissory estoppel. Plaintiff seeks the amounts in his accounts from various times, alleged to be in excess of $24 million, the value of income tax paid on non-existent transactions and expense to correct tax returns, fair compensation for value converted from his accounts including interest, punitive damages in the amount of $500 million and attorneys fees and costs.

                  ALAN YALE AND JUDITH YALE V. S.G. COWEN SECURITIES CORPORATION AND LEHMAN BROTHERS INC. In April 2002, LBI was served with a complaint in the United States District Court for the Northern District of Illinois. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act, of the Advisers Act and of Illinois laws, conversion, fraud, civil conspiracy, aiding and abetting, breach of fiduciary duty, negligent misrepresentation, negligence, promissory estoppel and breach of contract. Plaintiffs seek "benefit of the bargain damages", compensatory damages in an amount substantially exceeding $12 million, treble compensatory damages under the Illinois Consumer Fraud Act, punitive damages in the amount of five times compensatory damages, a full accounting of all account activity, attorneys fees and costs and prejudgment and postjudgment interest.

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         The following exhibits are filed as part of this Quarterly Report, or where indicated, were heretofore filed and are hereby incorporated by reference:

           3.01 Restated Certificate of Incorporation of the Registrant dated September 3, 1981 (INCORPORATED BY REFERENCE TO EXHIBIT 3.01 TO THE REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED NOVEMBER 30, 2001)

           3.02 Certificate of Amendment to Restated Certificate of Incorporation of the Registrant dated May 11, 1984 (INCORPORATED BY REFERENCE TO EXHIBIT 3.02 TO THE REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED NOVEMBER 30,
                  2001)

           3.03 Certificate of Amendment to Restated Certificate of Incorporation of the Registrant, dated March 6, 1985 (INCORPORATED BY REFERENCE TO EXHIBIT 3.03 TO THE REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED NOVEMBER 30,
                  2001)

           3.04 Certificate of Amendment to Restated Certificate of Incorporation of the Registrant, dated August 31, 1987 (INCORPORATED BY REFERENCE TO EXHIBIT 3.04 TO THE REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED NOVEMBER 30,
                  2001))

           3.05 Certificate of Amendment to Restated Certificate of Incorporation of the Registrant, dated January 28, 1988 (INCORPORATED BY REFERENCE TO EXHIBIT 3.05 TO THE REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED NOVEMBER 30,
                  2001))

           3.06 Certificate of Amendment to Restated Certificate of Incorporation of the Registrant, dated July 19, 1990. (INCORPORATED BY REFERENCE TO EXHIBIT 3.06 TO THE REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED NOVEMBER 30,
                  2001)

           3.07 Certificate of Amendment to Restated Certificate of Incorporation of the Registrant, dated August 2, 1993 (INCORPORATED BY REFERENCE TO EXHIBIT 3.07 TO THE REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED NOVEMBER 30,
                  2001)

           3.08 Certificate of Designations of Floating Rate Preferred Stock, filed April 30, 1996 (INCORPORATED BY REFERENCE TO EXHIBIT 3.8 TO THE REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996)

           3.09 By-Laws of the Registrant, amended as of January 30, 1997 (INCORPORATED BY REFERENCE TO EXHIBIT 3.9 TO THE REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31,
                  1996)

          12.01   Computation of Ratio of Earnings to Fixed Charges
                  (FILED HEREWITH)

                 LEHMAN BROTHERS HOLDINGS INC. and SUBSIDIARIES

                           PART II - OTHER INFORMATION

(b)      Reports on Form 8-K:

         The following reports on Form 8-K were filed during the quarter for which this Quarterly Report is filed:

         None

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LEHMAN BROTHERS INC.
                                         (Registrant)




Date:    April 15, 2002              By:           /s/ DAVID GOLDFARB
                                             -------------------------------
                                                  Chief Financial Officer
                                              (Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                EXHIBIT
-----------                -------

Exhibit 12.01              Computation of Ratio of Earnings to Fixed Charges