Form 10-Q
period 2002-05-31
LEHMAN BROTHERS INC//
filed 2002-07-15
CIK 728586

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (MARK ONE)
     |X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2002

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

AS OF JULY 15, 2002, 1,006 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.10 PER SHARE, WERE OUTSTANDING.



================================================================================

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES

                                    FORM 10-Q

                       FOR THE QUARTER ENDED MAY 31, 2002

                                      INDEX


                                                                                                                 PAGE
                                                                                                                NUMBER
                                                                                                                ------

   PART I.      FINANCIAL INFORMATION

                Item 1.    Financial Statements - (unaudited)

                                Consolidated Statement of Income -
                                Three and Six Months Ended
                                May 31, 2002 and May 31, 2001..............................................        2

                                Consolidated Statement of Financial Condition -
                                May 31, 2002 and November 30, 2001.........................................        4

                                Consolidated Statement of Cash Flows -
                                Six Months Ended
                                May 31, 2002 and May 31, 2001..............................................        6

                                Notes to Consolidated Financia Statements.................................         7


                Item 2.    Management's Analysis of Results of Operations..................................        17

   PART II.     OTHER INFORMATION

                Item 1.    Legal Proceedings...............................................................        28

                Item 6.    Exhibits and Reports on Form 8-K................................................        30

   SIGNATURE     .........................................................................................         32

   EXHIBIT INDEX .........................................................................................         33

   EXHIBITS


                      LEHMAN BROTHERS INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

ITEM 1      FINANCIAL STATEMENTS

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                                  (IN MILLIONS)



                                                                                  Three months ended
                                                                         -------------------------------------
                                                                             May 31               May 31
                                                                              2002                 2001
                                                                         ----------------     ----------------

           Revenues
                Principal transactions                                        $  206             $    679
                Investment banking                                               344                  426
                Commissions                                                      272                  221
                Interest and dividends                                         2,360                3,616
                Other                                                             10                    6
                                                                         ----------------     ----------------
                    Total revenues                                             3,192                4,948
           Interest expense                                                    2,150                3,421
                                                                         ----------------     ----------------
                    Net revenues                                               1,042                1,527
                                                                         ----------------     ----------------
           Non-interest expenses
                Compensation and benefits                                        531                  778
                Brokerage and clearance                                           60                   57
                Occupancy                                                         60                   23
                Technology and communications                                     51                   67
                Business development                                              28                   34
                Professional fees                                                 18                   19
                Management fees, net                                              18                   10
                Other                                                              7                   12
                                                                         ----------------     ----------------
                    Total non-interest expenses                                  773                1,000
                                                                         ----------------     ----------------
           Income before taxes                                                   269                  527
                Provision for income taxes                                        71                  155
                                                                         ----------------     ----------------
           Net income                                                          $ 198               $  372
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

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                                  (IN MILLIONS)




                                                                                   Six months ended
                                                                         -------------------------------------
                                                                             May 31               May 31
                                                                              2002                 2001
                                                                         ----------------     ----------------

           Revenues
                Principal transactions                                      $    706            $   1,280
                Investment banking                                               733                  775
                Commissions                                                      503                  438
                Interest and dividends                                         4,634                8,211
                Other                                                             18                   15
                                                                         ----------------     ----------------
                    Total revenues                                             6,594               10,719
           Interest expense                                                    4,205                7,915
                                                                         ----------------     ----------------
                    Net revenues                                               2,389                2,804
                                                                         ----------------     ----------------
           Non-interest expenses
                Compensation and benefits                                      1,218                1,429
                Brokerage and clearance                                          119                  116
                Occupancy                                                         94                   54
                Technology and communications                                     89                  122
                Business development                                              48                   66
                Professional fees                                                 29                   38
                Management fees, net                                              12                   11
                Other                                                             24                   28
                                                                         ----------------     ----------------
                    Total non-interest expenses                                1,633                1,864
                                                                         ----------------     ----------------
           Income before taxes                                                   756                  940
                Provision for income taxes                                       222                  297
                                                                         ----------------     ----------------
           Net income                                                       $    534               $  643
                                                                         ================     ================












                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                   (UNAUDITED)
                        (IN MILLIONS, EXCEPT SHARE DATA)


                                                                                     May 31               November 30
                                                                                      2002                   2001
                                                                                ------------------     ------------------

ASSETS
Cash and cash equivalents                                                           $     246             $      648

Cash and securities segregated and on deposit for regulatory and
  other purposes                                                                        1,172                  2,793

Securities and other financial instruments owned:
     Pledged as collateral                                                             23,826                 19,105
     Not pledged as collateral                                                         48,224                 48,562
                                                                                ------------------ --- ------------------
                                                                                       72,050                 67,667
                                                                                ------------------ --- ------------------

Collateralized short-term agreements:
     Securities purchased under agreements to resell                                   79,208                 75,185
     Securities borrowed                                                               30,552                 22,467

Receivables:
     Brokers, dealers and clearing organizations                                        3,221                  4,209
     Customers                                                                          3,522                  7,284
     Others                                                                            10,975                  9,846

Property, equipment and leasehold improvements (net of
  accumulated depreciation and amortization of $164 in 2002 and
  $140 in 2001)
                                                                                          266                    273

Other assets                                                                              346                    412

Excess of cost over fair value of net assets acquired (net of
accumulated amortization of $133 in 2002 and $131 in 2001)                                153                    154
                                                                                ------------------     ------------------
     Total assets                                                                    $201,711               $190,938
                                                                                ==================     ==================



                 See notes to consolidated financial statements.

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF FINANCIAL CONDITION - (CONTINUED)
                                   (UNAUDITED)
                        (IN MILLIONS, EXCEPT SHARE DATA)



                                                                                        May 31             November 30
                                                                                         2002                 2001
                                                                                    ----------------     ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt                                                                       $      144           $    1,038

Securities and other financial instruments sold but not yet purchased                     42,456               32,970

Collateralized short-term financing:
     Securities sold under agreements to repurchase                                       90,435               86,201
     Securities loaned                                                                    30,423               26,535
Advances from Holdings and other affiliates                                               16,061               21,487
Payables:
     Brokers, dealers and clearing organizations                                           3,711                3,599
     Customers                                                                             4,703                7,004
Accrued liabilities and other payables                                                     2,202                2,537
Long-term debt:
     Senior notes                                                                          3,644                1,930
     Subordinated indebtedness                                                             3,946                4,197
                                                                                    ----------------     ----------------
         Total liabilities                                                               197,725              187,498
                                                                                    ----------------     ----------------

Commitments and contingencies


STOCKHOLDERS' EQUITY
Preferred stock, $0.10 par value; 10,000 shares authorized; none outstanding
Common stock, $0.10 par value; 10,000 shares authorized;
   1,006 shares issued and outstanding
Additional paid-in capital                                                                 1,682                1,682
Accumulated other comprehensive income                                                         3                    2
Retained earnings                                                                          2,301                1,756
                                                                                    ----------------     ----------------
         Total stockholders' equity                                                        3,986                3,440
                                                                                    ----------------     ----------------
         Total liabilities and stockholders' equity                                     $201,711             $190,938
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

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                                                              Six Months Ended
                                                                                    -------------------------------------
                                                                                        May 31               May 31
                                                                                         2002                 2001
                                                                                    ----------------     ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                $ 534            $     643
Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
     Depreciation and amortization                                                           29                   39
     Other adjustments                                                                       11                  (18)
Net change in:
     Cash and securities segregated and on deposit                                        1,621                 (212)
     Securities and other financial instruments owned                                    (4,414)               9,960
     Securities borrowed                                                                 (8,085)              (9,990)
     Receivables from brokers, dealers and clearing organizations                           988               (2,209)
     Receivables from customers                                                           3,762                   83
     Securities and other financial instruments sold but not yet purchased                9,486                4,976
     Securities loaned                                                                    3,888                7,130
     Payables to brokers, dealers and clearing organizations                                112                 (522)
     Payables to customers                                                               (2,301)                 249
     Other operating assets and liabilities, net                                         (1,397)              (3,004)
                                                                                    ----------------     ----------------
         Net cash provided by operating activities                                        4,234                7,125
                                                                                    ----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior notes                                                    1,745                1,765
Principal payments of senior notes                                                            -                 (207)
Proceeds from issuance of subordinated indebtedness                                           -                  800
Principal payments of subordinated indebtedness                                            (255)                (194)
Net proceeds from (payments for) short-term debt                                           (894)                 (39)
Resale agreements net of repurchase agreements                                              211              (14,293)
Increase (decrease) in advances from Holdings and other affiliates                       (5,426)               4,333
Dividends paid                                                                               (4)              (1,060)
                                                                                    ----------------     ----------------
         Net cash used in financing activities                                           (4,623)              (8,895)
                                                                                    ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, equipment and leasehold improvements, net                             (13)                 (56)
                                                                                    ----------------     ----------------
         Net cash used in investment activities                                             (13)                 (56)
                                                                                    ----------------     ----------------
         Net change in cash and cash equivalents                                           (402)              (1,826)
                                                                                    ----------------     ----------------
Cash and cash equivalents, beginning of period                                              648                2,323
                                                                                    ----------------     ----------------
           Cash and cash equivalents, end of period                                       $ 246           $      497
                                                                                    ================     ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN MILLIONS)
Interest paid totaled $4,212 and $7,969 for the six months ended May 31, 2002 and May 31, 2001, respectively. Income taxes paid totaled $204 and $524 for the six months ended May 31, 2002 and May 31, 2001, respectively.

                 See notes to consolidated financial statements

                 LEHMAN BROTHERS HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of Lehman Brothers Inc., a registered broker-dealer ("LBI") and subsidiaries (collectively, the "Company"). LBI is a wholly-owned subsidiary of Lehman Brothers Holding Inc. ("Holdings"). (Holdings and its subsidiaries are collectively referred to as "Lehman Brothers".) The Company is one of the leading global investment banks serving institutional, corporate, government and high-net-worth individual clients and customers. The Company's worldwide headquarters in New York are complemented by offices in additional locations in North America, Europe, the Middle East, Latin America and the Asia Pacific Region. The Company is engaged primarily in providing financial services. All material intercompany accounts and transactions have been eliminated in consolidation. The Company's financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") with respect to the Form 10-Q and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these consolidated financial statements be read in conjunction with the audited consolidated financial statements included in LBI's Annual Report on Form 10-K for the twelve months ended November 30, 2001 (the "Form 10-K"). The Consolidated Statement of Financial Condition at November 30, 2001 was derived from the audited financial statements.

The nature of the Company's business is such that the results of any interim period may vary significantly from quarter to quarter and may not be indicative of the results to be expected for the fiscal year. Certain prior period amounts reflect reclassifications to conform to the current period's presentation.


CONSOLIDATION ACCOUNTING POLICIES

OPERATING COMPANIES
The Company follows Statement of Financial Accounting Standards ("SFAS") No. 94, "Consolidation of All Majority-Owned Subsidiaries", and consolidates operating entities when the Company has a controlling financial interest over the business activities of such entities. Non-controlled operating entities are accounted for under the equity method when the Company is able to exercise significant influence over the business activities of such entities. The cost method is applied when the ability to exercise significant influence is not present.

SPECIAL PURPOSE ENTITIES
For those entities which do not meet the definition of conducting a business, often referred to as special purpose entities ("SPE's"), the Company follows the accounting guidance under SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB No. 125," and Emerging Issues Task Force ("EITF") Topic D-14, "Transactions Involving Special-Purpose Entities," to determine whether or not such SPE's are required to be consolidated. The majority of the Company's involvement with SPE's relates to securitization transactions meeting the SFAS 140 definition of a qualifying special purpose entity ("QSPE"). A QSPE can generally be described as an entity with significantly limited powers which are intended to limit it to passively holding financial assets and distributing cash flows based upon predetermined criteria. Based upon the guidance in SFAS 140, the Company does not consolidate such QSPE's. Rather, the Company accounts for its involvement with such QSPE's under a financial components approach in which the Company recognizes only its retained involvement with the QSPE. The Company accounts for such retained interests at fair value.

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Certain special purpose entities do not meet the QSPE criteria due to their permitted activities not being sufficiently limited, or because the assets are not deemed qualifying financial instruments (e.g., real estate). In the limited instances in which the Company is either the sponsor of or transferor of assets to a non-qualifying SPE, the Company follows the accounting guidance provided by EITF Topic D-14 to determine whether consolidation is required. Under this guidance, the Company would not consolidate such SPE if a third party investor made a substantial equity investment in the SPE (minimum of 3%), was subject to first dollar risk of loss of such SPE, and had a controlling financial interest.

TRANSFERS OF FINANCIAL ASSETS
The Company accounts for transfers of financial assets in accordance with SFAS
140. In accordance with this guidance the Company recognizes the transfer of financial assets as sales provided that control has been relinquished. Control is deemed to be relinquished only when all of the following conditions have been met: i) the assets have been isolated from the transferor even in bankruptcy or other receivership (true sale opinions are required), ii) the transferee has the right to pledge or exchange the assets received and iii) the transferor has not maintained effective control over the transferred assets (e.g., a unilateral ability to repurchase a unique or specific asset).

REVENUE RECOGNITION POLICIES

PRINCIPAL TRANSACTIONS
Securities and other financial instruments owned and securities and other financial instruments sold but not yet purchased (both of which are recorded on a trade date basis) are valued at market or fair value, as appropriate, with unrealized gains and losses reflected in Principal Transactions in the Consolidated Statement of Income. Market value is generally based on listed market prices. If listed market prices are not available, or if liquidating the Company's position is reasonably expected to affect market prices, fair value is determined based on broker quotes, internal valuation pricing models which take into account time value and volatility factors underlying the financial instruments, or management's estimate of the amounts that could be realized under current market conditions, assuming an orderly liquidation over a reasonable period of time.

INVESTMENT BANKING
Underwriting revenues and fees for merger and acquisition advisory services are recognized when services for the transactions are determined to be completed. Underwriting expenses are deferred and recognized at the time the related revenues are recorded.

COMMISSIONS
Commissions primarily include fees from executing and clearing client transactions on stock, options and futures markets worldwide. These fees are recognized on a trade date basis.

INTEREST REVENUE/EXPENSE
The Company recognizes contractual interest on securities and other financial instruments owned and securities and other financial instruments sold but not yet purchased on an accrual basis as a component of Interest and Dividends revenues and Interest Expense, respectively. Interest flows on the Company's derivative transactions are included as part of the Company's mark-to-market valuation of these contracts within Principal Transactions and are not recognized as a component of interest revenue/expense.

The Company accounts for its secured financing activities, and short and long-term borrowings on an accrual basis with related interest recorded as interest revenue or interest expense, as applicable.

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  EVENTS OF SEPTEMBER 11, 2001:

As a result of the September 11, 2001 terrorist attack, the Company's leased facilities in the World Trade Center were destroyed and its leased and owned facilities in the World Financial Center complex (including the 3 World Financial Center building owned jointly with American Express) were significantly damaged.

During the fourth quarter of 2001, the Company recognized a pretax special charge of $51 million ($29 million after-tax) associated with the net losses stemming from the events of September 11, 2001. This charge was of comprised of charges and costs of $291 million, less estimated insurance recoveries of $240 million.

During the first six months of 2002, the Company incurred additional costs resulting from the September 11, 2001 terrorist attack of approximately $25 million, primarily related to technology restoration, repair costs to the Company's 3 World Financial Center facility and other costs associated with temporary facilities, which were fully offset by estimated insurance recoveries. Included within these amounts were costs of $14 million and $11 million recorded in the first and second quarters of 2002, respectively.

In addition, the Company's repair of its facilities at 3 World Financial Center is ongoing and estimated to cost approximately $30 million. Such costs are anticipated to be fully recoverable under the Company's insurance policy.

For further information regarding the special charge associated with the events of September 11, 2001 recognized during 2001, refer to Note 2 to the Consolidated Financial Statements included in the Form 10-K.

3.  CAPITAL REQUIREMENTS:

As a registered broker-dealer, LBI is subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At May 31, 2002, LBI's regulatory net capital, as defined, of $1,964 million exceeded the minimum requirement by $1,862 million.

As a clearing broker-dealer, the Company has elected to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealer ("PAIB calculation"). The PAIB calculation is completed in order for each correspondent firm that uses the Company as its clearing broker-dealer to classify its assets held by the Company as allowable assets in the correspondent's net capital calculation. At May 31, 2002, the Company did not have a reserve requirement for PAIB, however the Company had $51 million of qualified securities or cash on deposit in a Special Reserve Bank Account as of May 31, 2002.

The Company's "AAA" rated derivatives subsidiaries, Lehman Brothers Financial Products Inc. ("LBFP") and Lehman Brothers Derivative Products Inc. ("LBDP"), have established certain capital and operating restrictions which are reviewed by various rating agencies. At May 31, 2002, LBFP and LBDP each had capital which exceeded the requirement of the most stringent rating agency by approximately $67 million and $28 million, respectively.

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

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  DERIVATIVE FINANCIAL INSTRUMENTS:

In the normal course of business, the Company enters into derivative transactions both in a trading capacity and as an end-user. The Company's derivative activities (both trading and end-users) are recorded at fair value on the Company's Consolidated Statement of Financial Condition. As an end user, the Company utilizes derivatives to modify the market risk exposures of certain assets and liabilities. In this regard, the Company primarily enters into fair value hedges utilizing interest rate swaps to convert a substantial portion of the Company's fixed rate long-term debt and certain term fixed rate secured financing activities to a floating interest rate. The ineffective portion of the fair value hedges were included in "Interest Expense" on the Consolidated Statement of Income and were immaterial for the three and six months ended May 31, 2002 and 2001.

Market or fair value for derivative instruments is generally determined by either quoted market prices (for exchange-traded futures and options) or pricing models (for over-the-counter swaps, forwards and options). Pricing models utilize a series of market inputs to determine the present value of future cash flows, with adjustments, as required for credit risk and liquidity risk. Further valuation adjustments may be recorded, as deemed appropriate for new or complex products or for positions with significant concentrations. These adjustments are integral components of the mark-to-market process. Credit-related valuation adjustments represent estimates of expected losses which incorporate business and economic conditions, historical experience, concentrations, and the character, quality and performance of credit sensitive financial instruments.

Unrealized gains and losses on derivative contracts are recorded on a net basis in the Consolidated Statement of Financial Condition for those transactions with counterparties executed under a legally enforceable master netting agreements and are netted across products when such provisions are stated in the master netting agreement. Listed in the following table is the fair value of the Company's derivative activities. Assets and liabilities represent net unrealized gains (amounts receivable from counterparties) and net unrealized losses (amounts payable to counterparties), respectively.


                                                                FAIR VALUE*                       FAIR VALUE*
                                                                MAY 31, 2002                   NOVEMBER 30, 2001
                                                      ------------------------------------------------------------------
(IN MILLIONS)                                            ASSETS          LIABILITIES       ASSETS          LIABILITIES
------------------------------------------------------------------------------------------------------------------------

Interest rate, currency and credit default swaps,
  and options (including caps, collars and floors)
                                                           $5,291            $ 4,866          $5,474            $5,025
Foreign exchange forward contracts and options
                                                              431                640             240               197
Other fixed income securities contracts (including
  futures contracts, options and TBAs)
                                                              286                426             476               226
Equity contracts (including equity swaps, warrants
  and options)                                                383                494             537               510
                                                      ------------------------------------------------------------------
         TOTAL                                             $6,391             $6,426         $6,727             $5,958
                                                      ------------------------------------------------------------------


* Amounts represent carrying value (exclusive of collateral). Amounts do not include receivables or payables related to exchange-traded futures contracts.

Assets included in the table above represent the Company's net receivable/payable for derivative financial instruments before consideration of collateral held by the Company. Included within the $6,391 million fair value of assets at May 31, 2002 was $6,011 million related to swaps and other over-the-counter ("OTC")

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


contracts and $380 million related to exchange-traded option and warrant contracts. Included within the $6,727 million fair value of assets at November 30, 2001 was $6,239 million related to swaps and other OTC contracts and $488 million related to exchange-traded option and warrant contracts.

With respect to OTC contracts, the Company views its net credit exposure to be $4,405 million at May 31, 2002, representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of collateral. Presented below is an analysis of the Company's net credit exposure at May 31, 2002 for OTC contracts based upon actual ratings made by external rating agencies or by equivalent ratings established and utilized by the Company's Credit Risk Management Department.



       COUNTERPARTY                S&P/MOODY'S              NET CREDIT
       RISK RATING                 EQUIVALENT                EXPOSURE
       -----------                 ----------                --------
            1                        AAA/Aaa                   18%
            2                   AA-/Aa3 or higher              31%
            3                    A-/A3 or higher               29%
            4                  BBB-/Baa3 or higher             17%
            5                   BB-/Ba3 or higher               4%
            6                    B+/B1 or lower                 1%

The Company is also subject to credit risk related to its exchange-traded derivative contracts. Exchange-traded contracts, including futures and certain options, are transacted directly on the exchange. To protect against the potential for a default, all exchange clearinghouses impose net capital requirements on their members. Additionally, exchange clearinghouses require counterparties to futures contracts to post margin upon the origination of the contracts and for any changes in the market value of the contracts on a daily basis (certain foreign exchanges provide for settlement within three days). Therefore, the potential for losses from exchange-traded products is limited.

For a further discussion of the Company's derivative related activities, refer to the Notes to the Consolidated Financial Statements included in the Form 10-K.

5.  SECURITIZATIONS:

The Company is a market leader in mortgage- and asset-backed securitizations and other structured financing arrangements. In connection with these activities, the Company utilizes special purpose entities principally for (but not limited to) the securitization of commercial and residential mortgages, home equity loans, government and corporate bonds, and lease and trade receivables. The Company derecognizes financial assets transferred in securitizations provided that the Company has relinquished control over such assets. For further information regarding the accounting for securitization transactions, refer to
Note 1, BASIS OF PRESENTATION - CONSOLIDATION ACCOUNTING POLICIES - TRANSFERS
OF FINANCIAL ASSETS. The Company may retain an interest in the financial assets it securitizes ("Retained Interests") which may include assets in the form of residual interests in the special purpose entities established to facilitate the securitization. Any Retained Interests are included in Securities and Other Financial Instruments Owned (principally Mortgages and Mortgage-Backed) within the Company's Consolidated Statement of Financial Condition. The Company records its Securities and Other Financial Instruments Owned, including Retained Interests, at fair value with changes in fair value reported in earnings. Fair value is determined based upon listed market prices, if available. When listed market prices are not available, fair value is determined based on other relevant factors, including broker or dealer price quotations and valuation pricing models which take into account time value and volatility factors underlying the financial instruments among other factors. During the first six months of 2002, the Company securitized approximately $53 billion of financial assets including: $39

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


billion of residential mortgages, $2 billion of commercial mortgages and $12 billion of other fixed income assets.

As of May 31, 2002 and November 30, 2001, the Company held approximately $1.0 billion and $1.5 billion, respectively, of non-investment grade Retained Interests from its securitization activities (principally a junior security interest in the securitization) including $0.3 billion and $0.4 billion of residential mortgages, $0.5 billion and $0.9 billion of commercial mortgages and $0.2 billion and $0.2 billion of other fixed income assets, respectively. The Company records its trading assets on a mark-to-market basis, including those assets held prior to securitization, as well as any retained interest post securitization. Mark-to-market gains or losses are recorded as a component of "Principal Transactions" in the Consolidated Statement of Income.


6.  FINANCIAL INSTRUMENTS:

Securities and other financial instruments owned and securities and other financial instruments sold, but not yet purchased are recorded at fair value, and were comprised of the following:


                                                                                       MAY 31             NOVEMBER 30
                                                                                        2002                  2001
                                                                                   ----------------    -------------------

Securities and other financial instruments owned:
     Mortgages and mortgage backed                                                    $   9,649           $   8,079
     Government and agencies                                                             26,586              19,868
     Derivatives and other contractual agreements                                         6,391               6,727
     Corporate debt and other                                                            11,307               9,423
     Corporate equities                                                                  16,362              20,433
     Certificates of deposits and other money market instruments                          1,755               3,137
                                                                                   ----------------    -------------------
                                                                                        $72,050             $67,667
                                                                                   ================    ===================

Securities and other financial instruments sold but not yet purchased:
     Government and agencies                                                            $27,856             $19,294
     Derivatives and other contractual agreements                                         6,426               5,958
     Corporate debt and other                                                             6,153               4,342
     Corporate equities                                                                   2,022               3,376
                                                                                   ----------------    -------------------
                                                                                        $42,457             $32,970
                                                                                   ================    ===================


7.   SECURITIES PLEDGED AS COLLATERAL:

The Company enters into secured borrowing and lending transactions to finance trading inventory positions, obtain securities for settlement, and meet customers' needs. The Company primarily receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans and other loans. The Company is generally permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, enter into securities lending transactions or deliver to counterparties to cover short positions. The Company carries secured financing agreements for financial reporting purposes on a net basis when permitted under the provision of Financial Accounting Standards Board Interpretations No. 41 ("FIN 41").

At May 31, 2002 and November 30, 2001, the fair value of securities received as collateral and securities owned that have not been sold, repledged or otherwise encumbered totaled approximately $11 billion and $9

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

billion, respectively. At May 31, 2002 and November 30, 2001, the gross fair value of securities received as collateral where the Company was permitted to sell or repledge the securities was approximately $220 billion and $190 billion, respectively. Of this collateral, approximately $214 billion and $183 billion at May 31, 2002 and November 30, 2001, respectively, has been sold or repledged, generally as collateral under repurchase agreements or to cover securities and other financial instruments sold but not yet purchased.

The Company also pledges its own assets, principally to collateralize certain financing arrangements. These pledged securities, where the counterparty has the right, by contract or custom, to rehypothcate the financial instruments are classified as securities and other financial instruments owned, pledged as collateral on the Company's Consolidated Statement of Financial Condition as required by SFAS 140.

In addition, the carrying value of securities and other financial instruments owned that have been pledged to counterparties where those counterparties do not have the right to sell or repledge were approximately $31 billion and $40 billion at May 31, 2002 and November 30, 2001, respectively.

8.  OTHER COMMITMENTS AND CONTINGENCIES:

As of May 31, 2002 and November 30, 2001, the Company was contingently liable for $0.7 billion and $0.9 billion, respectively, of letters of credit, primarily used to provide collateral for securities and commodities borrowed and to satisfy margin deposits at option and commodity exchanges, and other guarantees.

In connection with its financing activities, the Company had outstanding commitments under certain lending arrangements of approximately $1.6 billion and $1.5 billion at May 31, 2002 and November 30, 2001, respectively. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness. At May 31, 2002, the Company had commitments to enter into forward starting secured financing transactions including reverse repurchase agreements and repurchase agreements of approximately $48.5 billon and $26.9 billion, respectively, as compared to $43.6 billion and $21.5 billion, respectively, at November 30, 2001.

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

At May 31, 2002 and November 30, 2001, the Company had lending commitments to investment grade borrowers of $6.4 billion and $4.3 billion, respectively. However, the Company views its credit risk associated with these commitments after consideration of hedges to be $3.2 billion at both May 31, 2002 and November 30, 2001. Lending commitments to non-investment grade borrowers totaled approximately $1.0 billion at May 31, 2002 and November 30, 2001, respectively. The Company had available undrawn borrowing facilities with third parties of approximately $2.5 billion and $2.9 billion, respectively at those dates, which can be drawn upon to provide funding for these commitments. These funding facilities contain limits for certain concentrations of counterparty, industry or credit ratings of the underlying loans.

At May 31, 2002 and November 30, 2001, the Company had commitments to invest up to $273 million and $169 million, respectively, directly and through partnerships in private equity related investments. These

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

commitments will be funded as required through the end of the respective investment periods, principally expiring in 2004.

In the normal course of its business, the Company has been named a defendant in a number of lawsuits and other legal proceedings. After considering all relevant facts, available insurance coverage, established reserves and the advice of counsel, in the opinion of the Company such litigation will not, in the aggregate, have a material adverse effect on the Company's consolidated financial position or cash flows, but may be material to the Company's operating results for any particular period, depending on the level of income for such period.

As a leading global investment bank, risk is an inherent part of all of the Company's businesses and activities. The extent to which the Company properly and effectively identifies, assesses, monitors and manages each of the various types of risks involved in its trading (including derivatives), brokerage, and investment banking activities is critical to the success and profitability of the Company. The principal types of risks involved in the Company's activities are market, credit or counterparty, liquidity, legal and operational risks. Management has developed a control infrastructure throughout the Company to monitor and manage these risks on a global basis. For further discussion of these matters, refer to the Risk Management section of Management's Analysis of Results of Operations included in the Form 10K.

9.  SEGMENTS

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

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The Company's segment information for the three and six months ended May 31, 2002 and May 31, 2001 is prepared utilizing the following methodologies:

o Revenues and expenses directly associated with each segment are included in determining pre-tax earnings.

o Expenses not directly associated with specific segments are allocated based upon the most relevant measures applicable, including each segment's revenues, headcount and other factors.

o Net revenues include allocations of interest income and interest expense to securities and other positions in relation to the cash generated by, or funding requirements of, the underlying positions.

o Segment assets include an allocation of indirect corporate assets which have been fully allocated to the Company's business segments, generally based on each segment's respective headcount figures.


SEGMENTS (THREE MONTHS ENDED):


                                                         INVESTMENT        CAPITAL           CLIENT
(In millions)                                              BANKING         MARKETS           SERVICES     TOTAL
-----------------------------------------------------------------------------------------------------------------
MAY 31, 2002
Gross Revenues                                             $  343          $2,646          $  203          $3,192
Interest Expense                                               --           2,145               5           2,150
-----------------------------------------------------------------------------------------------------------------
Net Revenue                                                $  343          $  501          $  198          $1,042
-----------------------------------------------------------------------------------------------------------------
Depreciation and Amortization Expense                           3              12               2              17
Other Expenses                                                256             353             147             756
-----------------------------------------------------------------------------------------------------------------
Earnings Before Taxes (1)                                  $   84          $  136          $   49          $  269
=================================================================================================================
Segment Assets (billions)                                  $  0.4          $198.4          $  2.9          $201.7
=================================================================================================================

(1)  Before dividends on preferred securities.



                                                         INVESTMENT        CAPITAL           CLIENT
(In millions)                                              BANKING         MARKETS           SERVICES     TOTAL
-----------------------------------------------------------------------------------------------------------------
MAY 31, 2001
Gross Revenues                                              $  426          $4,315          $  207          $4,948
Interest Expense                                                --           3,397              24           3,421
------------------------------------------------------------------------------------------------------------------
Net Revenue                                                 $  426          $  918          $  183          $1,527
------------------------------------------------------------------------------------------------------------------
Depreciation and Amortization Expense                            3              19               3              25
Other Expense                                                  330             512             133             975
------------------------------------------------------------------------------------------------------------------
Earnings Before Taxes (1)                                   $   93          $  387          $   47          $  527
==================================================================================================================
Segment Assets (billions)                                   $   .8          $170.8          $  4.0          $175.6
==================================================================================================================

(1)  Before dividends on preferred securities.

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



SEGMENTS (SIX MONTHS ENDED):


                                                         INVESTMENT        CAPITAL         CLIENT
(In millions)                                              BANKING         MARKETS         SERVICES       TOTAL
-----------------------------------------------------------------------------------------------------------------
MAY 31, 2002
Gross Revenues                                              $  732          $5,461          $  401          $6,594
Interest Expense                                                --           4,193              12           4,205
------------------------------------------------------------------------------------------------------------------
Net Revenue                                                 $  732          $1,268          $  389          $2,389
------------------------------------------------------------------------------------------------------------------
Depreciation and Amortization Expense                            4              21               4              29
Other Expense                                                  516             808             280           1,604
------------------------------------------------------------------------------------------------------------------
Earnings Before Taxes (1)                                   $  212          $  439          $  105          $  756
==================================================================================================================
Segment Assets (billions)                                   $   .4          $198.4          $  2.9          $201.7
==================================================================================================================

(1)   Before dividends on preferred securities.


                                                         INVESTMENT        CAPITAL         CLIENT
(In millions)                                              BANKING         MARKETS         SERVICES       TOTAL
-----------------------------------------------------------------------------------------------------------------
MAY 31, 2001
Gross Revenues                                              $   773          $ 9,517          $   429          $10,719
Interest Expense                                                 --            7,858               57            7,915
----------------------------------------------------------------------------------------------------------------------
Net Revenue                                                 $   773          $ 1,659          $   372          $ 2,804
----------------------------------------------------------------------------------------------------------------------
Depreciation and Amortization Expense                             6               28                5               39
Other Expense                                                   615              948              262            1,825
----------------------------------------------------------------------------------------------------------------------
Earnings Before Taxes (1)                                   $   152          $   683          $   105          $   940
======================================================================================================================
Segment Assets (billions)                                   $   0.8          $ 170.8          $   4.0          $ 175.6
======================================================================================================================

(1)  Before dividends on preferred securities.


The following are net revenues by geographic region:


                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                       ---------------------------------------------------------
            (IN MILLIONS)                MAY 31         MAY 31      MAY 31 2002    MAY 31 2001
                                          2002           2001
                                       ---------------------------------------------------------

U.S.                                            $779       $1,378          $1,999        $2,494
Europe                                           211          135             296           283
Asia Pacific and other                            52           14              94            27
                                       ---------------------------------------------------------
      Total                                   $1,042       $1,527          $2,389        $2,804
                                       =========================================================


10.  RELATED PARTIES:

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

ITEM 2                LEHMAN BROTHERS INC. AND SUBSIDIARIES
                 MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

SOME OF THE STATEMENTS CONTAINED IN THIS MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS, INCLUDING THOSE RELATING TO THE COMPANY'S STRATEGY AND OTHER STATEMENTS THAT ARE PREDICTIVE IN NATURE, THAT DEPEND UPON OR REFER TO FUTURE EVENTS OR CONDITIONS OR THAT INCLUDE WORDS SUCH AS "EXPECTS," "ANTICIPATES," "INTENDS," "PLANS," "BELIEVES," "ESTIMATES" AND SIMILAR EXPRESSIONS, ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE STATEMENTS ARE NOT HISTORICAL FACTS BUT INSTEAD REPRESENT ONLY THE COMPANY'S EXPECTATIONS, ESTIMATES AND PROJECTIONS REGARDING FUTURE EVENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE CERTAIN RISKS AND UNCERTAINTIES THAT ARE DIFFICULT TO PREDICT, WHICH MAY INCLUDE MARKET, CREDIT OR COUNTERPARTY, LIQUIDITY, LEGAL AND OPERATIONAL RISKS. MARKET AND LIQUIDITY RISKS INCLUDE CHANGES IN INTEREST AND FOREIGN EXCHANGE RATES AND SECURITIES AND COMMODITIES VALUATIONS, THE AVAILABILITY AND COST OF CAPITAL AND CREDIT, CHANGES IN INVESTOR SENTIMENT, GLOBAL ECONOMIC AND POLITICAL TRENDS, CONCERNS ABOUT POSSIBLE TERRORIST ACTIVITY AND INDUSTRY COMPETITION. LEGAL RISKS INCLUDE LEGISLATIVE AND REGULATORY DEVELOPMENTS IN THE U.S. AND THROUGHOUT THE WORLD. THE COMPANY'S ACTUAL RESULTS AND FINANCIAL CONDITION MAY DIFFER, PERHAPS MATERIALLY, FROM THE ANTICIPATED RESULTS AND FINANCIAL CONDITION IN ANY SUCH FORWARD-LOOKING STATEMENTS AND, ACCORDINGLY, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MAY 31, 2002 AND MAY 31, 2001

The Company reported net income of $198 million for the quarter ended May 31, 2002, a decrease of 47% from the second quarter of 2001. These results reflect the difficult market conditions experienced in 2002, lead by a decline in equity capital markets and reduced investment banking and M&A activities. The Company continued to maintain strict discipline with regard to expense management, risk management and capital deployment.

REVENUES

Net revenues were $1,042 million for the second quarter of 2002 as compared to $1,527 for the second quarter of 2001. Revenues declined 32% as compared to the prior year's levels, reflecting the negative trends in global equity markets and reduced investment banking activities.

PRINCIPAL TRANSACTIONS, COMMISSIONS AND NET INTEREST REVENUES

The Company measures the profitability of its capital markets and client services activities in the aggregate, including Principal Transactions, Commissions and Net Interest. Decisions relating to these activities are based on an overall review of aggregate revenues, which includes an assessment of the potential gain or loss associated with a transaction, including any associated commissions, and the interest income or expense associated with financing or hedging the Company's positions. Therefore, the Company views net revenues from principal transactions, commissions and interest, offset by related interest expense, in the aggregate, because the revenue classifications, when analyzed individually, are not always indicative of the profitability of the Company's overall Capital Markets and Client Services activities.

Principal Transactions, Commissions and Net Interest revenues were $688 million for the second quarter of 2002 as compared to $1,095 for the second quarter of 2001. Principal Transactions, Commissions and Net Interest revenues decreased 37% from the second quarter 2001 as a result of solid fixed income results being more than offset by weakness in the global equity markets. Fixed income results were fueled by historically

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
                 MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS


low interest rate levels and increased trading volumes, particularly investment grade debt and mortgage related products, as investors rebalanced portfolios into fixed income products amid geopolitical and accounting uncertainties. The weakness in equity results was driven by continued depressed levels of market volatility and declining equity indexes, which negatively impacted derivatives revenues.

Within these amounts, Principal Transactions revenues were $206 million for the second quarter of 2002 as compared to $679 million for the second quarter of 2001, a decrease of 70%. This decrease represents solid fixed income results, driven by historically low interest rate levels and resulting increased trading volumes, that were more than offset by weakness in the global equity markets from the continued depressed levels of market volatility and declining equity indexes. In addition, Principal Transactions revenues in 2002 decreased as a result of the transition to a commission-based revenue structure on certain Nasdaq trades. In the prior year, the Company's Nasdaq trades for substantially all of its institutional customers were transacted on a spread basis (with related revenues classified within Principal Transactions).

Interest and dividend revenues were $2,360 million for the second quarter of 2002 as compared to $3,616 million for the second quarter of 2001. Interest expense was $2,150 million for the second quarter of 2002 as compared to $3,421 million for the second quarter 2001. Interest and dividend revenues and interest expense are a function of the level and mix of total assets and liabilities, principally financial instruments owned and secured financing activities, the prevailing level of interest rates, as well as the term structure of the Company's financings. Interest and dividend revenues and interest expense are integral components of trading activities. The decline in interest revenue by 35% and interest expense by 37% from the previous year have been primarily due to a substantial decline in interest rates over the period. In addition, net interest income benefited in part due to increased spreads resulting from declining interest rates as well as higher balance sheet levels in the second quarter of 2002 as compared to the second quarter of 2001.

Commissions revenues were $272 million for the second quarter of 2002 as compared to $221 million for the second quarter of 2001. Commissions revenues increased 23% as compared to the prior year's level primarily due to the record levels of institutional and high-net-worth customer flow driven by the Firm's increased secondary market share in both the listed and Nasdaq markets. In addition, commissions revenues in 2002 were bolstered by the increase in the share of revenue derived from institutional commission-based pricing in the Nasdaq market, whereas in the prior year the Company's Nasdaq trades for institutional customers were primarily transacted on a spread basis with related revenues classified within Principal Transactions.

INVESTMENT BANKING

Investment Banking revenues were $344 million for the second quarter of 2002 as compared to $426 million for the second quarter of 2001. Investment Banking revenues result mainly from fees earned by the Company for underwriting public and private offerings of fixed income and equity securities, and advising clients on mergers and acquisitions ("M&A") activities and other services. Investment Banking revenues have decreased 19% from the second quarter of 2001 as a result of the lower volumes of equity origination and M&A activity in the overall marketplace. This was partially offset by near record results in fixed income origination, where markets were characterized by low interest rates, tighter credit spreads and corporate preferences for long-term financing.

SEGMENTS

The Company is segregated into three business segments (each of which is described below): Investment Banking, Capital Markets and Client Services. Each segment represents a group of activities and products with similar characteristics. These business activities result in revenues from both institutional and high-net-worth retail clients, which are recognized across all revenue categories contained in the Company's

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
                 MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS


Consolidated Statement of Income. (Net revenues also contain certain internal allocations, including funding costs, which are centrally managed.)

SEGMENT RESULTS - THREE MONTHS ENDED MAY 31, 2002 AND MAY 31, 2001


                                      THREE MONTHS ENDED MAY 31, 2002                   THREE MONTHS ENDED MAY 31, 2001
                             -------------------------------------------------- ------------------------------------------------

                            Investment    Capital      Client                 Investment      Capital      Client
IN MILLIONS                   Banking     Markets     Services     Total        Banking       Markets     Services     Total
                             ---------- ----------- ----------- ----------- -------------- ------------ ------------ ---------
Principal Transactions        $   --      $   75      $  131      $  206      $   --      $  563      $  116      $  679
Interest and Dividend
  Income                          --       2,351           9       2,360          --       3,587          29       3,616
Investment Banking               343          --           1         344         426          --          --         426
Commissions                       --         216          56         272          --         164          57         221
Other                             --           4           6          10                       1           5           6
                              ------      ------      ------      ------      ------      ------      ------      ------
Total Revenues                $  343      $2,646      $  203      $3,192      $  426      $4,315      $  207      $4,948
Interest Expense                  --       2,145           5       2,150          --       3,397          24       3,421
                              ------      ------      ------      ------      ------      ------      ------      ------
Net Revenues                  $  343      $  501      $  198      $1,042      $  426      $  918      $  183      $1,527

Non-Interest Expenses            259         365         149         773         333         531         136       1,000
                              ------      ------      ------      ------      ------      ------      ------      ------
Earnings Before Taxes(1)      $   84      $  136      $   49      $  269      $   93      $  387      $   47      $  527
                              ======      ======      ======      ======      ======      ======      ======      ======




(1)        Before dividends on preferred securities

The following discussion provides an analysis of the Company's net revenues by segment for the periods above.

In assessing the profitability of Capital Markets and Client Services, the Company measures principal transactions, commissions and net interest revenues in the aggregate. Decisions relating to capital markets and client services activities are based on an overall review of aggregate revenues, which includes an assessment of the potential gain or loss associated with a transaction including any associated commissions, and the interest income or expense associated with financing or hedging the Company's positions. Therefore, the Company views net revenues from principal transactions, commissions and interest, offset by related interest expense, in the aggregate, because the revenue classifications, when analyzed individually, are not always indicative of the profitability of the Company's capital markets and client services activities.

INVESTMENT BANKING This segment's earnings result from fees earned by the Company for underwriting public and private offerings of fixed income and equity securities, and advising clients on M&A activities and other services.

Investment Banking pre-tax earnings of $84 million decreased 10% in the second quarter of 2002 compared to second quarter of 2001 pre-tax earnings of $93 million, as a 19% decrease in net revenues were partially offset by a 22% decrease in non-interest expenses. The decrease in non-interest expenses primarily reflected reduced compensation and benefits associated with lower revenue levels, as well as reduced discretionary spending on business development and professional fees as the Company continued to focus on minimizing expenses in a down market.

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
                 MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS


Investment Banking's net revenues decreased 19% to $343 million during the second quarter of 2002 from the second quarter of 2001 primarily due to a decrease in equity underwriting and M&A advisory activity.


----------------------------------------------------------------------
                 INVESTMENT BANKING NET REVENUES
----------------------------------------------------------------------

(IN MILLIONS)                            Three Months Ended
                                     May 31              May 31
                                      2002                2001
------------------------------- ------------------ -------------------
Debt Underwriting                     $ 214              $ 217
Equity Underwriting                      81                127
M&A Advisory                             48                 82
------------------------------- ------------------ -------------------
                                     $  343              $ 426
------------------------------- ------------------ -------------------

Debt underwriting revenues totaled $214 million for the second quarter of 2002, basically unchanged from the second quarter of 2001. Fixed income origination remained strong for the three months ended May 31, 2002, as issuers continued to take advantage of lower interest rates to raise long-term debt and replace short-term financing and investors displayed an appetite for more defensive positions.

Equity underwriting revenues decreased 36% to $81 million in the second quarter of 2002 from the second quarter of 2001. The decrease in equity origination corresponded with unfavorable secondary markets as industry-wide origination volumes remained lower than historical issuance levels resulting from declining equity indices and generally cautious investor sentiment.

M&A advisory fees for the second quarter of 2002 were $48 million, down 41% from the second quarter of 2001 reflecting the extremely difficult climate for strategic transactions.

CAPITAL MARKETS This segment's earnings reflect institutional customer flow activities and secondary trading and financing activities related to fixed income and equity products. These products include a wide range of cash, derivative, secured financing and structured instruments.

Capital Markets pre-tax earnings of $136 million decreased 65% from the second quarter of 2001 pre-tax earnings of $387 million driven by a 45% decrease in net revenues. Capital Markets non-interest expenses decreased 31% during the second quarter of 2002 to $365 million from $531 million in the second quarter of 2001, as a decrease in compensation and benefits associated with lower revenues was slightly offset by an increase in nonpersonnel expenses, particularly occupancy costs associated with increased headcount levels.


-----------------------------------------------------------------------------------------------
                                          CAPITAL MARKETS NET REVENUES
-----------------------------------------------------------------------------------------------

(IN MILLIONS)        Three Months Ended May 31, 2002         Three Months Ended May 31, 2001
-----------------------------------------------------------------------------------------------
                   Gross        Interest        Net         Gross       Interest        Net
                 Revenues       Expense       Revenues     Revenues     Expense        Revenues
-----------------------------------------------------------------------------------------------
Fixed Income      $ 2,117       ($1,786)      $   331      $ 3,664       ($3,119)      $   545
Equities              529          (359)          170          651          (278)          373
-----------------------------------------------------------------------------------------------
                  $ 2,646       ($2,145)      $   501      $ 4,315       ($3,397)      $   918
-----------------------------------------------------------------------------------------------

Capital Markets' net revenues were $501 million for the second quarter of 2002, down 45% from the second quarter of 2001, as the Company experienced lower revenues from both fixed income and equity businesses.

Net revenues from the fixed income component of Capital Markets in the second quarter of 2002 decreased by 39% from the second quarter of 2001. Strong secondary activity in certain fixed income products, particularly mortgage-related products, fueled by low interest rate levels and investors re-balancing into

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
                 MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS


fixed income products amid concerns over accounting and corporate governance issues, was more than offset by difficult market conditions in the credit sector.

Net revenues from the equities component of Capital Markets were $170 million in the second quarter of 2002, down 54% from second quarter of 2001. The decrease resulted from continued difficult conditions in the secondary markets, including declining global market valuations, and lack of corporate demand for derivative products and convertibles.

CLIENT SERVICES Client Services earnings reflect earnings from the Company's Private Client and Private Equity businesses. Private Client net revenues reflect the Company's high-net-worth retail customer flow activities as well as asset management fees. Private Equity net revenues include the management and incentive fees earned in the Company's role as general partner for thirty-three private equity banking partnerships.

Client Services pre-tax earnings of $49 million increased 4% or $2 million in the second quarter of 2002 compared to the second quarter of 2001 pre-tax earnings of $47 million. Non-interest expenses increased 10% to $149 million in the second quarter of 2002 compared to $136 million second quarter of 2001.


Client Services net revenues were $198 million in the second quarter of 2002, increasing 8% from the second quarter of 2001. This increase demonstrates the resiliency of the Company's high-net-worth client business as customers remained invested in a difficult equity market environment by re-allocating resources to fixed income products.


------------------------------------------------------------
             CLIENT SERVICES NET REVENUES
------------------------------------------------------------

 (IN MILLIONS)                  Three Months Ended
                            May 31              May 31
                             2002                2001
                     ------------------   -------------------
 Private Client              $ 197              $ 183
 Private Equity                  1                  -
                     ------------------   -------------------
                             $ 198              $ 183
                     ------------------   -------------------

NON-INTEREST EXPENSES Non-interest expenses were $773 million for the second quarter of 2002 compared to $1,000 million for the second quarter of 2001. The decrease in non-interest expenses highlights the Company's continued disciplined approach to expense management. This ongoing focus is a key element of the Company's strategic objectives. Compensation and benefits expense of $531 million in the second quarter of 2002 decreased 32% from $778 million in the second quarter of 2001, consistent with the decrease in net revenues.

Nonpersonnel expenses were $242 million for the second quarter of 2002, up 9% compared to the second quarter of 2001. The increase is mainly attributable to occupancy expenses driven by the increase in space required for the increase in headcount. Technology and communications, business development and professional costs decreased from the second quarter of 2001, due to lower discretionary spending in response to the current market environment. Brokerage and clearance expenses were relatively consistent with the second quarter of 2001.

INCOME TAXES The Company's income tax provision was $71 million for the second quarter of 2002 versus $155 million for the second quarter of 2001. The effective tax rate was 26.3% for the second quarter of 2002 versus 29.4% for the second quarter of 2001. The decrease in the effective tax rate is primarily due to an increase in tax benefits from tax preferred items as well as a decrease in overall pretax earnings.

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
                 MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
FOR THE SIX MONTHS ENDED MAY 31, 2002 AND MAY 31, 2001

The Company reported net income of $534 million for the six months ended May 31, 2002, a decrease of 17% from the six months ended May 31, 2001. These results reflect the difficult market conditions experienced in 2002, led by a decline in equity capital markets and reduced investment banking and M&A activities. However, during this six month period, the Company was generally able to continue to execute its strategy of building market share while maintaining a strict discipline with regard to its expenses, capital and liquidity. The Company believes that improvements in its management of Firm resources and focus on expense management have served to diminish the impact of an unfavorable market cycle.

REVENUES

Net revenues were $2,389 million for the fist six months of 2002 compared to $2,804 million for the first six months of 2001. Revenues declined 15% as compared to the prior year's levels, as strong fixed income results were more than offset by the negative conditions in equity markets (e.g. declining indices and low volatility) and historically low levels of M&A activity.

PRINCIPAL TRANSACTIONS, COMMISSIONS AND NET INTEREST REVENUES

The Company measures the profitability of its capital markets and client services activities in the aggregate including Principal Transactions, Commissions and Net Interest. Decisions relating to these activities are based on an overall review of aggregate revenues, which includes an assessment of the potential gain or loss associated with a transaction, including associated commissions, and the interest income or expense associated with financing or hedging the Company's positions. The Company views these revenues in the aggregate, because the revenue classifications, when analyzed individually, are not always indicative of the profitability of the Company's Capital Markets and Client Services activities.

Principal Transactions, Commissions and Net Interest revenues were $1,638 million for the first six months of 2002 as compared to $2,014 million for the first six months of 2001. Principal Transactions, Commissions and Net Interest revenues decreased 19% from the first six months of 2001 as a result of strong fixed income results being more than offset by weakness in the equity markets. Fixed income results were fueled by historically low interest rate levels and increased trading volumes, particularly investment grade debt and mortgage related products, as investors rebalanced portfolios into fixed income products amid geopolitical and accounting uncertainties. The weakness in equity results were driven by continued depressed levels of market volatility and declining equity indices, which negatively impacted revenues.

Within these amounts, Principal Transactions revenue was $706 million for the first six months of 2002 as compared to $1,280 for the first six months of 2001, a decrease of 45%. This decrease represents the weakness in the equity markets from the continued depressed levels of market volatility and declining equity indices partially offset by strong fixed income results, driven by historically low interest rate levels and resulting increased trading volumes. In addition, principal transaction revenues in 2002 decreased as a result of the transition to a commission-based revenue structure on certain Nasdaq trades. In the prior year, the Company's Nasdaq trades for substantially all of its institutional customers were transacted on a spread basis (with related revenues classified within Principal Transactions).

Interest and Dividends revenue were $4,634 million for the first six months of 2002 as compared to $8,211 million for the first six months of 2001. Interest Expense was $4,205 million for the first six months of 2002 as compared to $7,915 million for the first six months of 2001. Interest and dividends revenues and interest expense are a function of the level and mix of total assets and liabilities, including financial instruments owned and secured financing activities, the prevailing level of interest rates, as well as term structure and

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
                 MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

volatility of the Company's financings. Interest and Dividends revenues and Interest Expense are integral components of trading activities. The decline in interest revenue by 44% and interest expense by 47% from the previous year is principally due to a substantial decline in interest rates over the period. However, net interest income benefited in part to a steepening yield curve environment and higher interest and dividend earning asset levels in the first six months of 2002 as compared to the first six months of 2001.

Commissions revenues were $503 million for the first six months of 2002 as compared to $438 million for the first six months of 2001. Commissions revenues increased 15% as compared to the prior year's level, driven by increased secondary market share in both listed and Nasdaq markets as well as the migration to institutional commission-based pricing in the Nasdaq market.

INVESTMENT BANKING

Investment Banking revenues were $733 million for the first six months of 2002 as compared to $775 million for the first six months of 2001. Investment Banking revenues result mainly from fees earned by the Company for underwriting public and private offerings of fixed income and equity securities, and advising clients on M&A activities and other services. Investment Banking revenues decreased 5% from the first six months of the previous year as a result of the decline in equity origination and M&A activity in the overall marketplace, partially offset by record performance in fixed income origination.

SEGMENTS

The Company is segregated into three business segments (each of which is described below): Investment Banking, Capital Markets and Client Services. Each segment represents a group of activities and products with similar characteristics. These business activities result in revenues from both institutional and high-net-worth retail clients, which are recognized across all revenue categories contained in the Company's Consolidated Statement of Income. (Net revenues also contain certain internal allocations, including funding costs, which are centrally managed.)


SEGMENT RESULTS - SIX MONTHS ENDED MAY 31, 2002 AND MAY 31, 2001


                               SIX MONTHS ENDED MAY 31, 2002          SIX MONTHS ENDED MAY 31, 2001
                          ------------------------------------------------------------------------------

                          Investment Capital    Client            Investment  Capital   Client
IN MILLIONS                Banking   Markets   Services   Total    Banking   Markets   Services   Total
                          ---------- -------   --------  -------   -------   -------   --------  -------
Principal Transactions     $    --   $   450   $   256   $   706   $    --   $ 1,042   $   238   $ 1,280
Interest and Dividend
  Income                        --     4,613        21     4,634        --     8,143        68     8,211
Investment Banking             732        --         1       733       773        --         2       775
Commissions                     --       392       111       503        --       328       110       438

Other                           --         6        12        18        --         4        11        15
                           -------   -------   -------   -------   -------   -------   -------   -------
Total Revenues             $   732   $ 5,461   $   401   $ 6,594   $   773   $ 9,517   $   429   $10,719

Interest Expense                --     4,193        12     4,205        --     7,858        57     7,915
                           -------   -------   -------   -------   -------   -------   -------   -------
Net Revenues               $   732   $ 1,268   $   389   $ 2,389   $   773   $ 1,659   $   372   $ 2,804


Non-Interest Expenses          520       829       284     1,633       621       976       267     1,864
                           -------   -------   -------   -------   -------   -------   -------   -------
Earnings Before Taxes(1)   $   212   $   439   $   105   $   756   $   152   $   683   $   105   $   940
                           =======   =======   =======   =======   =======   =======   =======   =======

(1) Before dividends on preferred securities

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
                 MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

The following discussion provides an analysis of the Company's net revenues by segment for the periods above.

In assessing the profitability of Capital Markets and Client Services, the Company measures principal transactions, commissions and net interest revenues in the aggregate. Decisions relating to capital markets and client services activities are based on an overall review of aggregate revenues, which includes an assessment of the potential gain or loss associated with a transaction including any associated commissions, and the interest income or expense associated with financing or hedging the Company's positions. The Company views these revenues in the aggregate, because the revenue classifications, when analyzed individually, are not always indicative of the profitability of the Company's capital markets and client services activities.

INVESTMENT BANKING This segment's earnings result from fees earned by the Company for underwriting public and private offerings of fixed income and equity securities and advising clients on M&A activities and other services.

Investment Banking pre-tax earnings of $212 million increased 39% during the first half of 2002 compared to first half 2001 pre-tax earnings of $152 million, as a 5% decrease in net revenues was more than offset by lower non-interest expenses. The decrease in non-interest expenses reflected reduced compensation and benefits and non-compensation related expenses (business development and professional fees) as the Company focused on minimizing discretionary spending in light of reduced revenue levels.

Investment Banking's net revenues of $732 million decreased 5% in the first six months of 2002 when compared to $773 million for the first six months of 2001. The decrease was a result of the decline in M&A advisory revenues partially offset by increases in debt and equity underwriting revenues.

   ---------------------------------------------------------------------------

                         INVESTMENT BANKING NET REVENUES
   ---------------------------------------------------------------------------
   (IN MILLIONS)                                        Six Months Ended
                                                      May 31        May 31
                                                       2002          2001
   ----------------------------------------------- ------------- -------------
   Debt Underwriting                                   $ 401        $  399
   Equity Underwriting                                   214           194
   Merger and Acquisition Advisory                       117           180
   ----------------------------------------------- ------------- -------------
                                                       $ 732         $ 773
   ----------------------------------------------- ------------- -------------

Debt underwriting revenues remained virtually unchanged at $401 million in the first six months of 2002 as compared to $399 million in the first six months of 2001. Debt origination volumes market wide increased from the first six months of the previous fiscal year by approximately 11%.

Equity underwriting revenues increased by 10% to $214 million in the first half of 2002 as compared to $194 million in the first half of 2001 as market volume picked up slightly, although syndicate activity remained comparatively slow and issuers and investors continued to be cautious. The increase in revenues was driven by a shift in business from predominantly convertible deals in 2001 to more profitable common stock offerings in the current year.

M&A advisory revenues decreased by 35% to $117 million for the first six months of 2002 from $180 million for the first six months of 2001. The decrease reflected the extremely difficult market conditions, partially attributed to weak equity share valuations and corporate governance issues, as the market volume was the lowest it has been in several years.

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
                 MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

CAPITAL MARKETS This segment's earnings reflect institutional customer flow activities and secondary trading and financing activities related to fixed income and equity products. These products include a wide range of cash, derivative, secured financing and structured instruments.

Capital Markets pre-tax earnings of $439 million decreased 36% from the first half of 2001 pre-tax earnings of $683 million driven by a 24% decrease in net revenues. Capital Markets non-interest expenses decreased 15% during the first half of 2002 to $829 million from $976 million in the first half of 2001, as a decrease in compensation and benefits was partially offset by an increase in non-personnel expenses.


-----------------------------------------------------------------------------------------------------------------
                                                        CAPITAL MARKETS NET REVENUES
-----------------------------------------------------------------------------------------------------------------
(IN MILLIONS)                        Six Months Ended May 31, 2002             Six Months Ended May 31, 2001
                                 Gross        Interest          Net          Gross         Interest        Net
                               Revenues        Expense        Revenues      Revenues       Expense       Revenues
-----------------------------------------------------------------------------------------------------------------
Fixed Income                    $ 4,523        ($3,495)       $ 1,028       $ 8,031        ($7,083)       $   948
Equities                            938           (698)           240         1,486           (775)           711
-------------------------       -------        -------        -------       -------        -------        -------
                                $ 5,461        ($4,193)       $ 1,268       $ 9,517        ($7,858)       $ 1,659
-------------------------       -------        -------        -------       -------        -------        -------

Capital Markets' net revenues were $1,268 million for the first six months of 2002, down 24% from the first six months of 2001 as an extremely weak equities market was partially offset by increased customer flow in fixed income products. Interest expense decreased from the second quarter of the previous year by 47%, mainly as a result of the substantial decline in interest rates over the period. However, net interest income benefited due to a steepening yield curve environment and higher interest earning asset levels in the first six months of 2002 as compared to the first six months of 2001.

Net revenues from the fixed income component of Capital Markets increased 8% to $1,028 million in the first six months of 2002 from $948 million in the first six months of 2001. These record results were driven by strong institutional customer flow activity in credit and mortgage related products.

Net revenues from the equities component of Capital Markets decreased 66% to $240 million in the first half of 2002 from $711 million in the comparable 2001 period. The decrease was a result of the difficult market conditions in the first six months of 2002, which were evidenced by declining equity indices and the historical lows in volatility levels, which negatively impacted revenue levels, particularly from derivatives.

CLIENT SERVICES Client Services' earnings reflect earnings from the Company's private client and private equity businesses. Private client net revenues reflect the Company's high-net-worth retail customer flow activities as well as asset management fees. Private equity net revenues include the management and incentive fees earned in the Company's role as general partner in its private equity partnerships.

Client Services pre-tax earnings of $105 million remained flat in the first six months of 2002 compared to the first six months of 2001 pre-tax earnings of $105 million. Non-interest expenses increased slightly to $284 million in the first six months of 2002 as compared to $267 million during the first six months of 2001.

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
                 MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

Client Services' net revenues increased to $389 million for the first six months of 2002 as compared to $372 million for the first six months of 2001. Despite the weak equity markets, private client net revenues increased to $388 million in the first six months of 2002 from $370 million in the previous year because record fixed income activity offsetting the decline in equities as the Company's high-net-worth clients continued to adjust their portfolios.


        --------------------------------------------------------------

                      CLIENT SERVICES NET REVENUES
        --------------------------------------------------------------
        (IN MILLIONS)                           Six Months Ended
                                              May 31        May 31
                                               2002          2001
        --------------------------------------------------------------
        Private Client                         $ 388         $ 370
        Private Equity                             1             2
        --------------------------------------------------------------
                                               $ 389         $ 372
        --------------------------------------------------------------

NON-INTEREST EXPENSES Non-interest expenses were $1,633 million for the first six months of 2002 compared to $1,864 million for the first six months of 2001. The decrease in non-interest expenses highlights the Company's continued disciplined approach to expense management. This ongoing focus is a key element of the Company's strategic objectives. Compensation and benefits expense of $1,218 million decreased 15% from $1,429 million in the first six months of 2001, consistent with the decrease in net revenues.

Nonpersonnel expenses were $415 million for the first six months of 2002, down 5% compared to the first six months of 2001. The decrease is mainly attributable to a decline in technology and communications, business development and professional costs, resulting from lower discretionary spending in response to the current market environment.

INCOME TAXES The Company's income tax provision was $222 million for the six months of 2002 compared to $297 million for the six months of 2001. The effective tax rate was 29.3% for the first half of 2002 versus 31.6% for the first half of 2001. The decrease in the effective tax rate is primarily due to an increase in tax benefits from tax preferred items as well as a decrease in overall pretax earnings

SIGNIFICANT ACCOUNTING POLICIES

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

TRANSFERS OF FINANCIAL ASSETS The Company accounts for transfers of financial assets in accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB No. 125". In accordance with this guidance the Company recognizes transfers of financial assets as sales provided that control has been

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES
                 MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

relinquished. Control is deemed to be relinquished only when all of the following conditions have been met: (i) the assets have been isolated from the transferor, even in bankruptcy or other receivership (true sale opinions are required), (ii) the transferee has the right to pledge or exchange the assets received and (iii) the transferor has not maintained effective control over the transferred assets (e.g. a unilateral ability to repurchase a unique or specific asset). The Company is a market leader in mortgage- and asset-backed securitizations and other structured financing arrangements. In connection with these activities, the Company utilizes special purposes entities principally for (but not limited to) the securitization of commercial and residential mortgages, home equity loans, government and corporate bonds, and lease and trade receivables. The Company derecognizes financial assets transferred in securitizations provided that the Company has relinquished control over such assets.

The Company may retain an interest in the financial assets it securitizes ("Retained Interests"), which may include assets in the form of residual interests in the special purpose entities established to facilitate the securitization. Any Retained Interests are included in Securities and Other Financial Instruments Owned (principally Mortgages and mortgage-backed) within the Company's Consolidated Statement of Financial Condition. The Company records its Securities and Other Financial Instruments Owned, including Retained Interests, at fair value, with changes in fair value reported in earnings.

For additional information on the Company's significant accounting policies see
Note 1 to the Consolidated Financial Statements (Summary of Significant Accounting Policies) included in the Form 10-K.

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

Although there can be no assurance as to the ultimate outcome, the Company generally has denied, or believes it has a meritorious defense and will deny, liability in all significant cases pending against it including the matters described below, and it intends to defend vigorously each such case. Based on information currently available, advice of counsel, available insurance coverage and established reserves, the Company believes that the eventual outcome of the actions against it, including the matters described below, will not, in the aggregate, have a material adverse effect on the consolidated financial position or cash flows of the Company but may be material to the Company's operating results for any particular period, depending on the level of the Company's income for such period.

LEHMAN BROTHERS COMMERCIAL CORPORATION AND LEHMAN BROTHERS SPECIAL FINANCING
     INC. V. MINMETALS INTERNATIONAL NON-FERROUS METALS TRADING COMPANY (reported in LBI's 2001 Annual Report on Form 10-K)

In June, 2002, the parties entered into an agreement to settle all claims.

ACTIONS REGARDING FRANK GRUTTADAURIA (reported in LBI's 2001 Annual Report on
     Form 10-K and Quarterly Report on Form 10-Q for the quarter ended February 28, 2002)

To date, the following cases have been filed against Lehman Brothers and SG Cowen Securities Corporation: seven cases in the United States District Court for the Northern District of Ohio, four cases in the United States District Court for the Northern District of Illinois, one case in the United States District Court for the Southern District of California and one case in Wisconsin Circuit Court, Milwaukee County. Two arbitrations have been filed before the New York Stock Exchange ("NYSE"). Generally speaking, the complaints, amended complaints and statements of claim allege violations of federal securities laws, violations of state and Blue Sky laws, civil conspiracy, and common law claims for fraud, promissory estoppel, negligent and reckless failure to supervise and breach of fiduciary duty. On the whole, plaintiffs seek compensatory and punitive damages, pre- and post-judgment interest, attorneys fees and costs, an accounting, and in some instances, treble damages. With the exception of one case, each case pending in federal court is or will be subject to a motion to compel arbitration based on plaintiffs' contractual agreement to arbitrate their claims against defendants. One of the NYSE arbitrations has been set for a December 2002 hearing.

LBI has received, and is responding to, requests for information, documents and/or testimony from the NYSE, the SEC, the Division of Securities of the Department of Commerce of the State of Ohio and the House of Representatives Committee on Financial Services, Subcommittee on Oversight and Investigations, in connection with the Gruttadauria matter.

FIRST ALLIANCE MORTGAGE COMPANY MATTERS

During 1999 and the first quarter of 2000, Lehman Commercial Paper, Inc. ("LCPI") provided a warehouse line of credit to First Alliance Mortgage Company ("FAMCO"), and LBI underwrote securitizations of mortgages originated by FAMCO. In March 2000, FAMCO filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code. In August 2001, a purported adversary class action was filed in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court"), allegedly on behalf of a class of FAMCO borrowers seeking equitable subordination of LPCI's (among other creditors') liens and claims in the Bankruptcy Court. In October, 2001, the complaint was amended by adding LBI as a defendant and adding claims for aiding and abetting alleged fraudulent lending activities by FAMCO and for unfair competition under the California Business and Professions Code. In addition to equitable subordination, the complaint seeks actual damages, the imposition of a constructive trust on all proceeds paid or being paid by FAMCO to LCPI and LBI, disgorgement of profits, and attorneys' fees and costs.

In November, 2001, the Official Joint Borrowers Committee (the "Committee") initiated an adversary proceeding, allegedly on behalf of the FAMCO-related debtors, in the Bankruptcy Court by filing a complaint against LCPI, LBI, Holdings and several individual officers and directors of FAMCO and its affiliates. As to the Lehman Brothers defendants, the Committee asserted bankruptcy claims for avoidance of lien, recovery of property, equitable subordination, and disallowance of claim and also asserted claims for declaratory relief and aiding and abetting breach of fiduciary duty. In December, 2001, the Committee amended its complaint, dropping Holdings as a defendant and adding claims for equitable indemnification and contribution. In addition to relief under the Bankruptcy Code, the Committee seeks unspecified compensatory and punitive damages as well as attorneys' fees and costs.

These two actions have been transferred to the United States District Court for the Central District of California and have been consolidated. A January 2003 trial date has been set.

Separately, LBI is in discussions with the Attorney General's office in Florida about that office's investigation of LBI regarding LBI's role in connection with First Alliance.

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

                      LEHMAN BROTHERS INC. AND SUBSIDIARIES

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



                                     LEHMAN BROTHERS INC.
                                         (Registrant)


Date:      July 15, 2002             By:          /S/ DAVID GOLDFARB
                                          --------------------------------------
                                                 Chief Financial Officer
                                               (Principal Financial Officer)

                                  EXHIBIT INDEX




EXHIBIT NO.                    EXHIBIT

Exhibit 12.01                  Computation of Ratio of Earnings to Fixed Charges