Form 10-Q
period 2002-08-31
LEHMAN BROTHERS INC//
filed 2002-10-15
CIK 728586

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 1-6817

Lehman Brothers Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-2518466 (I.R.S. Employer Identification No.)
745 Seventh Avenue New York, New York (Address of principal executive offices)	10019 (Zip Code)
(212) 526-7000 (Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND THEREFORE IS FILING THIS FORM WITH THE REDUCED DISCLOSURE PERMITTED THEREBY.

        As of October 15, 2002, 1,006 shares of the Registrant's Common Stock, par value $0.10 per share, were outstanding.

LEHMAN BROTHERS INC. and SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED AUGUST 31, 2002

INDEX

AVAILABLE INFORMATION

        Lehman Brothers Inc. ("LBI") files annual, quarterly and current reports and other information with the Securities and Exchange Commission ("SEC"). You may read and copy any document LBI files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. LBI's electronic SEC filings are available to the public at http://www.sec.gov.

        LBI's public internet site is http://www.lehman.com. LBI makes available free of charge through its internet site, via a link to the SEC's internet site at http://www.sec.gov, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC.

        In addition, LBI currently makes available on http://www.lehman.com its most recent annual report on Form 10-K and its quarterly reports on Form 10-Q for the current fiscal year, although in some cases these documents are not available on that site as soon as they are available on the SEC's site. You will need to have on your computer the Adobe Acrobat Reader software to view these documents, which are in the.PDF format. If you do not have Adobe Acrobat, a link to Adobe's internet site, from which you can download the software, is provided.

[THIS PAGE INTENTIONALLY LEFT BLANK]

LEHMAN BROTHERS INC. and SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1    Financial Statements

LEHMAN BROTHERS INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT of INCOME
(Unaudited)
(In millions)

	Three months ended
	August 31 2002	August 31 2001
Revenues
Principal transactions	$(98)	$(81)
Investment banking	402	278
Commissions	304	206
Interest and dividends	2,271	3,149
Other	7	15

Total revenues	2,886	3,567
Interest expense	2,058	2,893

Net revenues	828	674

Non-interest expenses
Compensation and benefits	421	344
Brokerage and clearance	67	66
Technology and communications	56	64
Occupancy	44	26
Business development	25	32
Management fees, net	19	(12)
Professional fees	17	19
Other	6	11

Total non-interest expenses	655	550

Income before taxes	173	124
Provision for income taxes	30	17

Net income	$143	$107

See notes to consolidated financial statements.

LEHMAN BROTHERS INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT of INCOME
(Unaudited)
(In millions)

	Nine months ended
	August 31 2002	August 31 2001
Revenues
Principal transactions	$608	$1,198
Investment banking	1,135	1,054
Commissions	806	644
Interest and dividends	6,905	11,360
Other	26	30

Total revenues	9,480	14,286
Interest expense	6,263	10,808

Net revenues	3,217	3,478

Non-interest expenses
Compensation and benefits	1,639	1,773
Brokerage and clearance	186	181
Technology and communications	145	186
Occupancy	138	80
Business development	73	99
Professional fees	46	57
Other	31	39
Management fees, net	30	(1)

Total non-interest expenses	2,288	2,414

Income before taxes	929	1,064
Provision for income taxes	252	314

Net income	$677	$750

See notes to consolidated financial statements.

LEHMAN BROTHERS INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT of FINANCIAL CONDITION
(Unaudited)
(In millions)

	August 31 2002	November 30 2001
ASSETS
Cash and cash equivalents	$265	$648
Cash and securities segregated and on deposit for regulatory and other purposes	1,569	2,793
Securities and other financial instruments owned:
Pledged as collateral	19,046	19,105
Not pledged as collateral	54,210	48,562

	73,256	67,667

Collateralized short-term agreements:
Securities purchased under agreements to resell	86,599	75,185
Securities borrowed	23,108	22,467
Receivables:
Brokers, dealers and clearing organizations	3,052	4,209
Customers	3,282	7,284
Others	9,695	9,846
Property, equipment and leasehold improvements (net of accumulated depreciation and amortization of $120 in 2002 and $140 in 2001)	142	273
Other assets	383	412
Excess of cost over fair value of net assets acquired (net of accumulated amortization of $133 in 2002 and $131 in 2001)	152	154

Total assets	$201,503	$190,938

See notes to consolidated financial statements.

LEHMAN BROTHERS INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT of FINANCIAL CONDITION—(Continued)
(Unaudited)
(In millions)

	August 31 2002	November 30 2001
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt	$129	$1,038
Securities and other financial instruments sold but not yet purchased	49,486	32,970
Collateralized short-term financing:
Securities sold under agreements to repurchase	96,120	86,201
Securities loaned	20,091	26,535
Advances from Holdings and other affiliates	13,639	21,487
Payables:
Brokers, dealers and clearing organizations	3,633	3,599
Customers	4,950	7,004
Accrued liabilities and other payables	2,129	2,537
Long-term debt:
Senior notes	3,711	1,930
Subordinated indebtedness	4,501	4,197

Total liabilities	198,389	187,498

Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock, $0.10 par value; 10,000 shares authorized; none outstanding
Common stock, $0.10 par value; 10,000 shares authorized; 1,006 shares issued and outstanding
Additional paid-in capital	1,682	1,682
Accumulated other comprehensive income	3	2
Retained earnings	1,429	1,756

Total stockholders' equity	3,114	3,440

Total liabilities and stockholders' equity	$201,503	$190,938

See notes to consolidated financial statements.

LEHMAN BROTHERS INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT of CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended
	August 31 2002	August 31 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$677	$750
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	43	64
Other adjustments	15	(20)
Net change in:
Cash and securities segregated and on deposit	1,224	(144)
Securities and other financial instruments owned	(5,553)	2,396
Securities borrowed	(641)	(6,620)
Receivables from brokers, dealers and clearing organizations	1,157	(3,541)
Receivables from customers	4,002	1,784
Securities and other financial instruments sold but not yet purchased	16,516	13,887
Securities loaned	(6,444)	1,832
Payables to brokers, dealers and clearing organizations	34	(1,199)
Payables to customers	(2,054)	792
Other operating assets and liabilities, net	(136)	(3,084)

Net cash provided by operating activities	8,840	6,897

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior notes	1,745	1,765
Principal payments of senior notes	—	(207)
Proceeds from issuance of subordinated indebtedness	800	800
Principal payments of subordinated indebtedness	(505)	(194)
Net proceeds from (payments for) short-term debt	(909)	85
Resale agreements net of repurchase agreements	(1,495)	(17,283)
Increase (decrease) in advances from Holdings and other affiliates	(7,848)	7,376
Dividends paid	(1,002)	(1,060)

Net cash used in financing activities	(9,214)	(8,718)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, equipment and leasehold improvements, net	(9)	(71)

Net cash used in investment activities	(9)	(71)

Net change in cash and cash equivalents	(383)	(1,892)

Cash and cash equivalents, beginning of period	648	2,323

Cash and cash equivalents, end of period	$265	$431

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)

        Interest paid totaled $6,275 and $10,869 for the nine months ended August 31, 2002 and August 31, 2001, respectively.

        Income taxes paid totaled $256 and $571 for the nine months ended August 31, 2002 and August 31, 2001, respectively.

See notes to consolidated financial statements

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

Special Purpose Entities

        For those entities which do not meet the definition of conducting a business, often referred to as special purpose entities ("SPE's"), the Company follows the accounting guidance under SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB No. 125," and Emerging Issues Task Force ("EITF") Topic D-14, "Transactions Involving Special-Purpose Entities," to determine whether or not such SPE's are required to be consolidated. The majority of the Company's involvement with SPE's relates to securitization transactions meeting the SFAS 140 definition of a qualifying special purpose entity ("QSPE"). A QSPE can generally be described as an entity with significantly limited powers which are intended to limit it to passively holding financial assets and distributing cash flows based upon predetermined criteria. Based upon the guidance in SFAS 140, the Company does not consolidate such QSPE's. Rather, the Company accounts for its involvement with such QSPE's under a financial components approach in which the Company recognizes only its retained involvement with the QSPE. The Company accounts for such retained interests at fair value.

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

        During the fourth quarter of 2001, the Company recognized a pretax special charge of $51 million ($29 million after-tax) associated with the net losses stemming from the events of September 11, 2001. This charge was comprised of charges and costs of $291 million, less estimated insurance recoveries of $240 million.

        During the first nine months of 2002, the Company incurred additional costs resulting from the September 11, 2001 terrorist attack of approximately $22 million, primarily related to technology restoration and other costs associated with unusable facilities, which were fully offset by estimated insurance recoveries.

        In addition, during the first nine months of 2002, the Company incurred costs of approximately $16 million to repair damage incurred to the core and shell of the Company's 3 World Financial Center facility, which were fully offset by estimated insurance recoveries. Such costs are anticipated to be fully recoverable under the Company's insurance policy.

        During the third quarter of 2002, the Company sold its interest in the 3 World Financial Center building to Holdings for book value.

        For further information regarding the special charge associated with the events of September 11, 2001 recognized during 2001, refer to Note 2 to the Consolidated Financial Statements included in the Form 10-K.

3.    Capital Requirements:

        As a registered broker-dealer, LBI is subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At August 31, 2002, LBI's regulatory net capital, as defined, of $1,664 million exceeded the minimum requirement by $1,572 million.

        As a clearing broker-dealer, the Company has elected to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealer ("PAIB calculation"). The PAIB calculation is completed in order for each correspondent firm that uses the Company as its clearing broker-dealer to classify its assets held by the Company as allowable assets in the correspondent's net capital calculation. At August 31, 2002, the Company did not have a reserve requirement for PAIB, however the Company had $53 million of qualified securities or cash on deposit in a Special Reserve Bank Account as of August 31, 2002.

        The Company's "AAA" rated derivatives subsidiaries, Lehman Brothers Financial Products Inc. ("LBFP") and Lehman Brothers Derivative Products Inc. ("LBDP"), have established certain capital and operating restrictions which are reviewed by various rating agencies. At August 31, 2002, LBFP and LBDP each had capital which exceeded the requirement of the most stringent rating agency by approximately $24 million and $13 million, respectively.

        Repayment of subordinated indebtedness and certain advances and dividend payments by LBI are restricted by the regulations of the SEC and other regulatory agencies. In addition, certain covenants governing the indebtedness of LBI contractually limit its ability to pay dividends.

4.    Derivative Financial Instruments:

        In the normal course of business, the Company enters into derivative transactions both in a trading capacity and as an end-user. The Company's derivative activities (both trading and end-user) are recorded at fair value on the Company's Consolidated Statement of Financial Condition. As an end user, the Company utilizes derivatives to modify the market risk exposures of certain assets and liabilities. In this regard, the Company primarily enters into fair value hedges utilizing interest rate swaps to convert a substantial portion of the Company's fixed rate long-term debt and certain term fixed rate secured financing activities to a floating interest rate. The ineffective portion of the fair value hedges were included in "Interest Expense" on the Consolidated Statement of Income and were immaterial for the three and nine months ended August 31, 2002 and 2001.

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

	Fair Value* August 31, 2002		Fair Value* November 30, 2001
(in millions)
	Assets	Liabilities	Assets	Liabilities
Interest rate, currency and credit default swaps, and options (including caps, collars and floors)	$7,768	$7,173	$5,474	$5,025
Foreign exchange forward contracts and options	309	263	240	197
Other fixed income securities contracts (including futures contracts, options and TBAs)	398	371	476	226
Equity contracts (including equity swaps, warrants and options)	357	758	537	510

Total	$8,832	$8,565	$6,727	$5,958

*
Amounts represent carrying value (exclusive of collateral). Amounts do not include receivables or payables related to exchange-traded futures contracts.

        Assets included in the table above represent the Company's net receivable/payable for derivative financial instruments before consideration of collateral held by the Company. Included within the $8,832 million fair value of assets at August 31, 2002 was $8,475 million related to swaps and other over-the-counter ("OTC") contracts and $357 million related to exchange-traded option and warrant contracts. Included within the $6,727 million fair value of assets at November 30, 2001 was $6,239 million related to swaps and other OTC contracts and $488 million related to exchange-traded option and warrant contracts.

        With respect to OTC contracts, the Company views its net credit exposure to be $7,138 million at August 31, 2002, representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of collateral. Presented below is an analysis of the Company's net credit exposure at August 31, 2002 for OTC contracts based upon actual ratings made by external rating agencies or by equivalent ratings established and utilized by the Company's Credit Risk Management Department.

Counterparty Risk Rating	S&P/Moody's Equivalent	Net Credit Exposure
1	AAA/Aaa	15%
2	AA-/Aa3 or higher	25%
3	A-/A3 or higher	41%
4	BBB-/Baa3 or higher	14%
5	BB-/Ba3 or higher	5%
6	B+/B1 or lower	—

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

5.    Securitizations:

        The Company is a market leader in mortgage- and asset-backed securitizations and other structured financing arrangements. In connection with these activities, the Company utilizes special purpose entities principally for (but not limited to) the securitization of commercial and residential mortgages, home equity loans, government and corporate bonds, and lease and trade receivables. The Company derecognizes financial assets transferred in securitizations provided that the Company has relinquished control over such assets. For further information regarding the accounting for securitization transactions, refer to Note 1, Basis of Presentation—Consolidation Accounting Policies—Transfers of Financial Assets. The Company may retain an interest in the financial assets it securitizes ("Retained Interests") which may include assets in the form of residual interests in the special purpose entities established to facilitate the securitization. Any Retained Interests are included in Securities and Other Financial Instruments Owned (principally Mortgages and Mortgage-Backed) within the Company's Consolidated Statement of Financial Condition. During the first nine months of 2002, the Company securitized approximately $98 billion of financial assets including: $71 billion of residential mortgages, $7 billion of commercial mortgages and $20 billion of other asset-backed financial instruments.

        As of August 31, 2002 and November 30, 2001, the Company held approximately $1.2 billion and $1.4 billion, respectively, of non-investment grade Retained Interests from its securitization activities (principally a junior security interest in securitizations) including $0.6 billion and $0.9 billion of commercial mortgages, $0.4 billion and $0.3 billion of residential mortgages, and $0.2 billion and $0.2 billion of other asset-backed financial instruments, respectively. The Company records its trading assets on a mark-to-market basis, including those assets held prior to securitization, as well as any retained interest post securitization. Mark-to-market gains or losses are recorded as a component of "Principal Transactions" in the Consolidated Statement of Income. Fair value is determined based upon listed market prices, if available. When listed market prices are not available, fair value is determined based on other relevant factors, including broker or dealer price quotations and valuation pricing models which take into account time value and volatility factors underlying the financial instruments among other factors.

        The tables below outline the key economic assumptions used in measuring the fair value of retained interests:

At August 31, 2002:

	Residential Mortgages	Commercial Mortgages	Other Asset Backed
Weighted average life	3 years	1 year	4 years
Annual prepayment rate	8 - 48 CPR	0 - 15 CPR	8 - 15 CPR
Credit Loss Assumption	.5 - 6%	2 - 17%	3 - 10%
Weighted average Discount rate	17%	20%	7%

At November 30, 2001:

	Residential Mortgages	Commercial Mortgages	Other Asset Backed
Weighted average life	4 years	1 year	2 years
Annual prepayment rate	6 - 45 CPR	0 - 10 CPR	6 - 12 CPR
Credit Loss Assumption	.5 - 6%	2 - 17%	3 - 10%
Weighted average Discount rate	19%	20%	8%

        The tables below outline the sensitivity of the fair value of the retained interests to immediate 10% and 20% adverse changes in the above assumptions (dollars in millions):

	At August 31, 2002			At November 30, 2001
	Residential Mortgages	Commercial Mortgages	Other Asset Backed	Residential Mortgages	Commercial Mortgages	Other Asset Backed
Prepayment speed:
Impact of 10% adverse change	$4	$—	$1	$9	$—	$—
Impact of 20% adverse change	$7	$—	$2	$17	$—	$—

Assumed credit losses:
Impact of 10% adverse change	$21	$—	$6	$16	$—	$2
Impact of 20% adverse change	$41	$14	$11	$32	$—	$4

Discount rate:
Impact of 10% adverse change	$22	$1	$7	$26	$2	$2
Impact of 20% adverse change	$44	$1	$14	$52	$4	$3

        The sensitivity analysis in the preceding table is hypothetical and should be used with caution as the above stresses are performed without consideration of the impact of hedges which serve to reduce the Company's actual risk. In addition, these results are calculated by stressing a particular economic assumption independent of changes in any other assumption (as required by U.S. GAAP); in reality changes in one factor often result in changes in another (for example changes in discount rates will often impact expected prepayment speeds). Further, changes in the fair value based upon a 10% or 20% variation in an assumption should not be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear.

        The following table summarizes cash flows from securitization trusts for the quarter ended August 31,2002:

(In millions)	Residential Mortgages	Commercial Mortgages	Other Asset Backed
Purchases of delinquent loans	—	—	—
Cash flows received on retained interests	$58	$13	$5

6.    Financial Instruments:

        Securities and other financial instruments owned and securities and other financial instruments sold, but not yet purchased are recorded at fair value, and were comprised of the following:

	August 31 2002	November 30 2001
Securities and other financial instruments owned:
Mortgages and mortgage backed	$9,966	$8,079
Government and agencies	27,736	19,868
Derivatives and other contractual agreements	8,832	6,727
Corporate debt and other	10,523	9,423
Corporate equities	14,173	20,433
Certificates of deposits and other money market instruments	2,026	3,137

	$73,256	$67,667

Securities and other financial instruments sold but not yet purchased:
Government and agencies	32,586	$19,294
Derivatives and other contractual agreements	8,565	5,958
Corporate debt and other	5,315	4,342
Corporate equities	3,020	3,376

	$49,486	$32,970

7.    Securities Pledged as Collateral:

        The Company enters into secured borrowing and lending transactions to finance trading inventory positions, obtain securities for settlement, and meet customers' needs. The Company primarily receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans and certain other loans. The Company is generally permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, enter into securities lending transactions or deliver to counterparties to cover short positions. The Company carries secured financing agreements for financial reporting purposes on a net basis when permitted under the provisions of Financial Accounting Standards Board Interpretation No. 41 ("FIN 41").

        At August 31, 2002 and November 30, 2001, the fair value of securities received as collateral and securities owned that have not been sold, repledged or otherwise encumbered totaled approximately $13 billion and $9 billion, respectively. At August 31, 2002 and November 30, 2001, the gross fair value of securities received as collateral where the Company was permitted to sell or repledge the securities was approximately $263 billion and $190 billion, respectively. Of this collateral, approximately $258 billion and $183 billion at August 31, 2002 and November 30, 2001, respectively, has been sold or repledged, generally as collateral under repurchase agreements or to cover securities and other financial instruments sold but not yet purchased.

        The Company also pledges its own assets, principally to collateralize certain financing arrangements. These pledged securities, where the counterparty has the right, by contract or custom, to rehypothecate the financial instruments are classified as securities and other financial instruments owned, pledged as collateral on the Company's Consolidated Statement of Financial Condition as required by SFAS 140.

        In addition, the carrying value of securities and other financial instruments owned that have been pledged to counterparties where those counterparties do not have the right to sell or repledge were approximately $37 billion and $40 billion at August 31, 2002 and November 30, 2001, respectively.

8.    Other Commitments and Contingencies:

        As of August 31, 2002 and November 30, 2001, the Company was contingently liable for $0.7 billion and $0.9 billion, respectively, of letters of credit, primarily used to provide collateral for securities and commodities borrowed and to satisfy margin deposits at option and commodity exchanges.

        In connection with its financing activities, the Company had outstanding commitments under certain lending arrangements of approximately $1.5 billion at both August 31, 2002 and November 30, 2001, respectively. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness. At August 31, 2002, the Company had commitments to enter into forward starting secured financing transactions including reverse repurchase agreements and repurchase agreements of approximately $54.1 billon and $36.0 billion, respectively, as compared to $43.6 billion and $21.5 billion, respectively, at November 30, 2001. In addition, the Company had other guarantees of approximately $2.0 billion at August 31, 2002. These other guarantees, which are principally overcollateralized with investment grade collateral, consist of liquidity facilities and default protection to investors.

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

        At August 31, 2002 and November 30, 2001, the Company had lending commitments to investment grade borrowers of approximately $6.6 billion and $4.3 billion, respectively. However, these commitments are not indicative of the Company's actual risk as the Company reduced its credit risk through the use of hedges and has utilized funding facilities to mitigate liquidity risk. The Company views its credit risk for investment grade commitments (after consideration of hedges) to be $3.0 billion and $3.2 billion at August 31, 2002 and November 30, 2001, respectively. Lending commitments to non-investment grade borrowers totaled approximately $1.0 billion at both August 31, 2002 and November 30, 2001. The Company had available undrawn borrowing facilities with third parties of approximately $2.6 billion and $2.9 billion at August 31, 2002 and November 30, 2001, respectively, which can be drawn upon to provide funding for these commitments. These funding facilities contain limits for certain concentrations of counterparty, industry or credit ratings of the underlying loans.

        At August 31, 2002 and November 30, 2001, the Company had commitments to invest up to $182 million and $169 million, respectively, directly and through partnerships in private equity related investments. These commitments will be funded as required through the end of the respective investment periods, principally expiring in 2004.

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

        The Capital Markets Division includes the Company's institutional sales, trading, research and financing activities in equity and fixed income cash and derivatives products. Through the Division, the Company is a global market-maker in numerous equity and fixed income products, including U.S., European and Asian equities, government and agency securities, money market products, corporate high grade, high yield, emerging market securities, mortgage- and asset-backed securities, municipal securities, bank loans, foreign exchange and derivatives products. The Division also includes the Company's risk arbitrage and secured financing businesses, as well as realized and unrealized gains and losses related to the Company's direct private equity investments. The financing business manages the Company's equity and fixed income matched book activities, supplies secured financing to institutional clients and customers, and provides secured funding for the Company's inventory of equity and fixed income products.

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

        The Company's segment information for the three and nine months ended August 31, 2002 and August 31, 2001 is prepared utilizing the following methodologies:

  •
  Revenues and expenses directly associated with each segment are included in determining pre-tax earnings.

  •
  Expenses not directly associated with specific segments are allocated based upon the most relevant measures applicable, including each segment's revenues, headcount and other factors.

  •
  Net revenues include allocations of interest income and interest expense to securities and other positions in relation to the cash generated by, or funding requirements of, the underlying positions.

  •
  Segment assets include an allocation of indirect corporate assets which have been fully allocated to the Company's business segments, generally based on each segment's respective headcount figures.

Segments (Three Months Ended):

(In millions)	Investment Banking	Capital Markets	Client Services	Total
August 31, 2002
Gross Revenues	$401	$2,284	$201	$2,886
Interest Expense	—	2,049	9	2,058

Net Revenue	$401	$235	$192	$828

Depreciation and Amortization Expense	2	10	2	14
Other Expenses	271	222	148	641

Earnings Before Taxes(1)	$128	$3	$42	$173

Segment Assets (billions)	$0.4	$197.8	$3.3	$201.5

(1)
Before dividends on preferred securities.

(In millions)	Investment Banking	Capital Markets	Client Services	Total
August 31, 2001
Gross Revenues	$255	$3,103	$209	$3,567
Interest Expense	—	2,879	14	2,893

Net Revenue	$255	$224	$195	$674

Depreciation and Amortization Expense	4	19	2	25
Other Expense	199	193	133	525

Earnings Before Taxes(1)	$52	$12	$60	$124

Segment Assets (billions)	$0.7	$180.6	$3.9	$185.2

(1)
Before dividends on preferred securities.

Segments (Nine Months Ended):

(In millions)	Investment Banking	Capital Markets	Client Services	Total
August 31, 2002
Gross Revenues	$1,133	$7,744	$603	$9,480
Interest Expense	—	6,242	21	6,263

Net Revenue	$1,133	$1,502	$582	$3,217

Depreciation and Amortization Expense	6	31	6	43
Other Expense	787	1,030	428	2,245

Earnings Before Taxes(1)	$340	$441	$148	$929

Segment Assets (billions)	$0.4	$197.8	$3.3	$201.5

(1)
Before dividends on preferred securities.

(In millions)	Investment Banking	Capital Markets	Client Services	Total
August 31, 2001
Gross Revenues	$1,029	$12,618	$639	$14,286
Interest Expense		10,736	72	10,808

Net Revenue	$1,029	$1,882	$567	$3,478

Depreciation and Amortization Expense	10	47	7	64
Other Expense	815	1,140	395	2,350

Earnings Before Taxes(1)	$204	$695	$165	$1,064

Segment Assets (billions)	$0.7	$180.6	$3.9	$185.2

(1)
Before dividends on preferred securities.

        The following are net revenues by geographic region:

	Three Months Ended		Nine Months Ended
(In millions)	Aug. 31 2002	Aug. 31 2001	Aug. 31 2002	Aug. 31 2001
U.S.	$559	$562	$2,558	$3,029
Europe	205	83	501	366
Asia Pacific and other	64	29	158	83

Total	$828	$674	$3,217	$3,478

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

LEHMAN BROTHERS INC. and SUBSIDIARIES

ITEM 2. MANAGEMENT'S ANALYSIS of RESULTS of OPERATIONS

Forward-Looking Statements

        Some of the statements contained in this Management's Analysis of Results of Operations, including those relating to the Company's strategy and other statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements are not historical facts but instead represent only the Company's expectations, estimates and projections regarding future events. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include market, credit or counterparty, liquidity, legal and operational risks. Market and liquidity risks include changes in interest and foreign exchange rates and securities and commodities valuations, the availability and cost of capital and credit, changes in investor sentiment, global economic and political trends, concerns about possible military action and terrorist activity and industry competition. Legal risks include legislative and regulatory developments in the U.S. and throughout the world. The Company's actual results and financial condition may differ, perhaps materially, from the anticipated results and financial condition in any such forward-looking statements and, accordingly, readers are cautioned not to place undue reliance on such statements. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations
For the Three Months Ended August 31, 2002 and August 31, 2001

        The Company reported net income of $143 million for the quarter ended August 31, 2002, an increase of 34% from the third quarter of 2001. These results reflect an improvement in the Company's investment banking activities offsetting the difficult market conditions experienced in Capital Markets activities.

Revenues

        Net revenues were $828 million for the third quarter of 2002 as compared to $674 million for the third quarter of 2001, an increase of 23%. Despite the difficult market conditions experienced in the third quarter of 2002, the Company's strategy, of building a diversified set of high margin global businesses while maintaining strong discipline around expenses, liquidity and risk management, has resulted in improved market positions in a number of key areas such as mergers and acquisitions ("M&A"), debt and equity underwriting.

Principal Transactions, Commissions and Net Interest Revenues

        The Company measures the performance of its Capital Markets and Client Services activities in the aggregate, including Principal Transactions, Commissions and Net Interest. Decisions relating to these activities are based on an overall review of aggregate revenues, which includes an assessment of the potential gain or loss associated with a transaction, including any associated commissions, and the interest income or expense associated with financing or hedging the Company's positions. Therefore, the Company views net revenues from principal transactions, commissions and interest, offset by related interest expense, in the aggregate, because the revenue classifications, when analyzed individually, are not always indicative of the performance of the Company's overall Capital Markets and Client Services activities.

        Principal Transactions, Commissions and Net Interest revenues increased 10% to $419 million for the third quarter of 2002 as compared to $381 million for the third quarter of 2001. Despite the negative market conditions, customer flow activity remained relatively strong.

        Within these amounts, Principal Transactions revenues decreased to a loss of $98 million for the third quarter of 2002 as compared to a loss of $81 million in the third quarter of 2001. Commissions revenues were $304 million for the third quarter of 2002 as compared to $206 million for the third quarter of 2001. Interest and Dividend revenues were $2,271 million for the third quarter of 2002 as compared to $3,149 million for the third quarter of 2001. Interest expense was $2,058 million for the third quarter of 2002 as compared to $2,893 million for the third quarter 2001. The Company measures the performance of its Capital Markets and Client Services business in the aggregate, including Principal Transactions, Commissions and Net Interest. Decisions relating to these activities are based on an overall review of aggregate revenues, which includes an assessment of the potential gain or loss associated with a transaction, including any associated commissions, and the interest income or expense associated with financing or hedging the Company's positions; therefore caution should be utilized when analyzing revenue categories individually.

        The decrease in Principal Transactions revenues in 2002 resulted from poor market conditions for both fixed income and equity products. In addition, Principal Transactions revenues in 2002 decreased as a result of the transition to a commission-based revenue structure on certain NASDAQ trades whereas in the prior year, the Company's NASDAQ trades for substantially all of its institutional customers were transacted on a spread basis (with related revenues classified within Principal Transactions).

        Commissions revenues increased as compared to the prior year's level principally due to the transition to a commission-based revenue structure on certain NASDAQ trades.

        Interest and dividend revenues and interest expense are a function of the level and mix of total assets and liabilities, principally financial instruments owned and secured financing activities, the prevailing level of interest rates, as well as the term structure of the Company's financings. Interest and dividends revenues and interest expense are integral components of the Company's overall customer flow activities. The decline in interest revenue and interest expense from the previous year is principally due to a substantial decline in interest rates over the period. The decrease in net interest income for the third quarter of 2002 was primarily due to a change in the asset mix to generally higher quality assets, which usually produce lower yields.

Investment Banking

        Investment Banking revenues were $402 million for the third quarter of 2002 as compared to $278 million for the third quarter of 2001. Investment Banking revenues result mainly from fees earned by the Company for underwriting public and private offerings of fixed income and equity securities, and advising clients on M&A activities and other services. Investment Banking revenues increased 45% from the third quarter of 2001, primarily due to the Company's role as joint lead manager on the largest initial public offering in the third quarter of 2002 as well as strong M&A activities in the third quarter of 2002.

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

Segment Results—Three Months Ended August 31, 2002 and August 31, 2001

	Three Months Ended August 31, 2002				Three Months Ended August 31, 2001
In millions	Investment Banking	Capital Markets	Client Services	Total	Investment Banking	Capital Markets	Client Services	Total
Principal Transactions	$—	$(225)	$127	$(98)	$—	$(196)	$115	$(81)
Interest and Dividend Income	—	2,262	9	2,271	—	3,131	18	3,149
Investment Banking	401	—	1	402	255	—	23	278
Commissions	—	244	60	304	—	159	47	206
Other	—	3	4	7	—	9	6	15

Total Revenues	$401	$2,284	$201	$2,886	$255	$3,103	$209	$3,567
Interest Expense	—	2,049	9	2,058	—	2,879	14	2,893

Net Revenues	$401	$235	$192	$828	$255	$224	$195	$674
Non-Interest Expenses	273	232	150	655	203	212	135	550

Earnings Before Taxes(1)	$128	$3	$42	$173	$52	$12	$60	$124

(1)
Before dividends on preferred securities

        The following discussion provides an analysis of the Company's net revenues results by segment for the periods above.

        In assessing the performance of Capital Markets and Client Services, the Company measures Principal Transactions, Commissions and Net Interest revenues in the aggregate. Decisions relating to capital markets and client services activities are based on an overall review of aggregate revenues, which includes an assessment of the potential gain or loss associated with a transaction including any associated commissions, and the interest income or expense associated with financing or hedging the Company's positions. Therefore, the Company views net revenues from principal transactions, commissions and interest, offset by related interest expense, in the aggregate, because the revenue classifications, when analyzed individually, are not always indicative of the performance of the Company's Capital Markets and Client Services activities.

        Investment Banking    This segment's earnings result from fees earned by the Company for underwriting public and private offerings of fixed income and equity securities, and advising clients on M&A activities and other services.

        Investment Banking pre-tax earnings of $128 million increased significantly from the third quarter of 2001, as net revenues increased 57%. The increase was primarily due to an increase in equity underwriting, and to a lesser extent, M&A advisory and fixed income underwriting activity.

        Debt underwriting revenues totaled $201 million for the third quarter 0f 2002, an increase of 10% from the third quarter of 2001, due to the continued strength in U.S. investment grade debt underwriting driven by a favorable interest rate environment.

INVESTMENT BANKING NET REVENUES

	Three Months Ended
In millions	August 31 2002	August 31 2001
Debt Underwriting	$201	$182
Equity Underwriting	111	29
M&A Advisory	89	44

	$401	$255

        Equity underwriting revenues increased substantially to $111 million in the third quarter of 2002 from $29 million in the third quarter of 2001. Although industry-wide equity market volumes decreased during the third quarter of 2002 compared to the third quarter of 2001, the Company's quarterly volume increased. The results for the third quarter of 2002 reflect the Company's participation as joint lead-manager for the largest initial public offering transaction in the quarter.

        M&A advisory fees for the third quarter of 2002 were $89 million, up from $44 million in the third quarter of 2001, principally due to an increase in the Company's market share in the U.S.

        Capital Markets    This segment's earnings reflect institutional customer flow activities and secondary trading and financing activities related to fixed income and equity products. These products include a wide range of cash, derivative, secured financing and structured instruments.

        Capital Markets pre-tax earnings of $3 million decreased slightly from the third quarter of 2001. Capital Markets non-interest expenses increased 9% during the quarter to $232 million from $212 million in the third quarter of 2001, primarily due to an increase in compensation and benefits associated with higher revenues, as well as an increase in nonpersonnel expenses, particularly occupancy costs associated with increased headcount levels, technology spending in order to enhance the Company's trading platforms and technology infrastructure and a slight increase in brokerage and clearance costs due to higher volumes in certain fixed income structured products.

CAPITAL MARKETS NET REVENUES

	Three Months Ended August 31, 2002			Three Months Ended August 31, 2001
(In millions)	Gross Revenues	Interest Expense	Net Revenues	Gross Revenues	Interest Expense	Net Revenues
Fixed Income	$1,899	$(1,785)	$114	$2,732	$(2,555)	$177
Equities	385	(264)	121	371	(324)	47

	$2,284	$(2,049)	$235	$3,103	$(2,879)	$224

        Capital Markets' net revenues were $235 million for the third quarter of 2002, up 5% from the third quarter of 2001, despite the extremely difficult market environment.

        Net revenues from the fixed income component of Capital Markets in the third quarter of 2002 decreased by 36% from the third quarter of 2001. Revenues from fixed income products were adversely affected by price deterioration associated with widening credit spreads, particularly in the investment grade and high yield sectors. The weakness in the secondary markets was driven by historically high levels of downgrades as well as investor uncertainty due to corporate governance issues, geopolitical risks and continued global economic weakness.

        Net revenues from the equities component of Capital Markets were $121 million in the third quarter of 2002, up 157% from the third quarter of 2001. 2002 net revenues were positively impacted by reduced financing costs associated with the lower interest rate environment and by the Company's ability to increase its market share in the listed and NASDAQ markets. In addition, the increase reflects higher revenues from institutional trading, as in 2002 there was a change to commission-based pricing on certain NASDAQ trades to compensate for the compressed spreads (reflected within Principal Transactions) caused by decimalization, which had resulted in historically low revenue levels from NASDAQ customer flow activities in 2001. The increase was partially offset by a decline in convertible revenues as a result of spreads widening in the underlying bonds, as well as lower levels of secondary trading volumes consistent with the decrease in origination activity. In addition, the Company recorded mark-to-market losses on certain private equity investments in 2002 to reflect decreased valuations.

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

        Client Services pre-tax earnings of $42 million decreased from $60 million in the third quarter of 2001, primarily due to an incentive fee recognized in Private Equity in 2001 as well as an increase in non-interest expenses, including occupancy and compensation.

        Client Services net revenues were $192 million in the third quarter of 2002 virtually flat versus the third quarter of 2001. Private Client net revenues increased 12%, from $171 million in the third quarter of 2001 to $191 million in the third quarter of 2002 as customers remained invested during the difficult market environment by repositioning their portfolios to fixed income products.

CLIENT SERVICES REVENUES

	Three Months Ended
In millions	August 31 2002	August 31 2001
Private Client	$191	$171
Private Equity	1	24

	$192	$195

        Private equity net revenues declined substantially in the third quarter of 2002 from the third quarter of 2001 primarily due to an incentive fee recognized from the Company's general partner interest in a single Merchant Banking investment in the third quarter of 2001.

        Non-Interest Expenses    Non-interest expenses were $655 million for the third quarter of 2002 compared to $550 million for the third quarter of 2001. Compensation and benefits expense of $421 million in the third quarter of 2002 increased 22% from $344 million in the third quarter of 2001, consistent with the increase in net revenues.

        Nonpersonnel expenses were $234 million for the third quarter of 2002, up 14% compared to the third quarter of 2001. The increase is mainly attributable to higher management fees and occupancy expenses, driven by the increase in space, and technology costs required for the increase in headcount. Technology and communications, Business development and Professional fees decreased from the third quarter of 2001, due to lower discretionary spending in response to the current market environment.

        Income Taxes    The Company's income tax provision was $30 million for the third quarter of 2002 versus $17 million for the third quarter of 2001. The effective tax rate was 17.3% for the third quarter of 2002 versus 13.7% for the third quarter of 2001. The effective tax rate for 2002 is higher than for 2001 primarily due to a decrease in tax benefits attributable to income subject to preferential tax treatment coupled with higher pretax income.

Results of Operations
For the Nine Months Ended August 31, 2002 and August 31, 2001

        The Company reported net income of $677 million for the nine months ended August 31, 2002, a decrease of 10% from the nine months ended August 31, 2001. These results reflect the difficult market conditions experienced throughout 2002, led by a decline in equity capital markets and M&A activities. However, during this nine month period, the Company was generally able to continue to execute its strategy of building market share while maintaining a strict discipline with regard to its expenses, capital and liquidity.

Revenues

        Net revenues were $3,217 million for the fist nine months of 2002 compared to $3,478 million for the first nine months of 2001. Revenues declined 8% as compared to the prior year's levels, reflecting the impact of the difficult market conditions throughout the current fiscal year.

Principal Transactions, Commissions and Net Interest Revenues

        The Company measures the performance of its Capital Markets and Client Services activities in the aggregate including Principal Transactions, Commissions and Net Interest. Decisions relating to these activities are based on an overall review of aggregate revenues, which includes an assessment of the potential gain or loss associated with a transaction, including associated commissions, and the interest income or expense associated with financing or hedging the Company's positions. The Company views these revenues in the aggregate, because the revenue classifications, when analyzed individually, are not always indicative of the performance of the Company's Capital Markets and Client Services activities.

        Principal Transactions, Commissions and Net Interest revenues were $2,056 million for the first nine months of 2002 as compared to $2,394 million for the first nine months of 2001. Principal Transactions, Commissions and Net Interest revenues decreased 14% from the first nine months of 2001 as a result of strong fixed income results being more than offset by weakness in the equity markets. Fixed income results were fueled by historically low interest rate levels and increased customer trading volumes, particularly in mortgage related products and investment grade debt, as investors rebalanced portfolios into fixed income products amid geopolitical and accounting uncertainties. The weakness in equity results were driven by declining equity indices and reduced customer flow, as investors had a bias against equity trading.

        Within these amounts, Principal Transactions revenue decreased to $608 million for the first nine months of 2002 from $1,198 for the first nine months of 2001. Commissions revenues were $806 million for the first nine months of 2002 as compared to $644 million for the first nine months of 2001. Interest and Dividends revenue were $6,905 million for the first nine months of 2002 as compared to $11,360 million for the first nine months of 2001. Interest Expense was $6,263 million for the first nine months of 2002 as compared to $10,808 million for the first nine months of 2001.

        The decrease in Principal Transactions revenues represents weakness in the equity markets resulting from the continued depressed levels of market volatility and declining equity indices offset by higher fixed income results, driven by historically low interest rate levels which led to increased customer flow activities. In addition, Principal Transaction revenues in 2002 decreased as a result of the transition to a commission-based revenue structure on certain NASDAQ trades. In the prior year, the Company's NASDAQ trades for substantially all of its institutional customers were transacted on a spread basis (with related revenues classified within Principal Transactions).

        Commissions revenues increased as compared to the prior year period primarily due to the migration to institutional commission-based pricing in the NASDAQ market.

        Interest and Dividends revenues and Interest Expense are a function of the level and mix of total assets and liabilities, including financial instruments owned and secured financing activities, the prevailing level of interest rates, as well as the term structure and volatility of the Company's financings. Interest and Dividends revenues and Interest Expense are integral components of trading activities. The decline in interest income and interest expense from the previous year is principally due to a significant decline in interest rates over the period. The increase in net interest income was due in part to higher interest and dividend earning asset levels in the first nine months of 2002 as compared to the first nine months of 2001, as well as an increase in spreads earned as a result of lower financing costs, offset by a change in the asset mix during the third quarter of 2002.

Investment Banking

        Investment Banking revenues were $1,135 million for the first nine months of 2002 as compared to $1,054 million for the first nine months of 2001. Investment Banking revenues result mainly from fees earned by the Company for underwriting public and private offerings of fixed income and equity securities, and advising clients on M&A activities and other services. Investment Banking revenues increased 8% from the first nine months of 2001 primarily as a result of market share increases in fixed income and equity underwriting.

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

Segment Results—Nine Months Ended August 31, 2002 and August 31, 2001

	Nine Months Ended August 31, 2002				Nine Months Ended August 31, 2001
In millions	Investment Banking	Capital Markets	Client Services	Total	Investment Banking	Capital Markets	Client Services	Total
Principal Transactions	$—	$225	$383	$608	$—	$845	$353	$1,198
Interest and Dividend Income	—	6,875	30	6,905	—	11,273	87	11,360
Investment Banking	1,133	—	2	1,135	1,029	—	25	1,054
Commissions	—	635	171	806	—	487	157	644
Other		9	17	26		13	17	30

Total Revenues	$1,133	$7,744	$603	$9,480	$1,029	$12,618	$639	$14,286
Interest Expense	—	6,242	21	6,263	—	10,736	72	10,808

Net Revenues	$1,133	$1,502	$582	$3,217	$1,029	$1,882	$567	$3,478
Non-Interest Expenses	793	1,061	434	$2,288	825	1,187	402	2,414

Earnings Before Taxes(1)	$340	$441	$148	$929	$204	$695	$165	$1,064

(1)
Before dividends on preferred securities

        The following discussion provides an analysis of the Company's net revenues results by segment for the periods above.

        In assessing the performance of Capital Markets and Client Services, the Company measures Principal Transactions, Commissions and Net Interest revenues in the aggregate. Decisions relating to capital markets and client services activities are based on an overall review of aggregate revenues, which includes an assessment of the potential gain or loss associated with a transaction including any associated commissions, and the interest income or expense associated with financing or hedging the Company's positions. The Company views these revenues in the aggregate, because the revenue classifications, when analyzed individually, are not always indicative of the performance of the Company's Capital Markets and Client Services activities.

        Investment Banking    This segment's earnings result from fees earned by the Company for underwriting public and private offerings of fixed income and equity securities and advising clients on M&A activities and other services.

        Investment Banking pre-tax earnings of $340 million for the first nine months of 2002 increased 67% from $204 for the first nine months of 2001, reflecting both higher revenues and a decrease in non-interest expenses. Non-interest expense decreased 4% in the first nine months of 2002 as compared to the first nine months of 2001, reflecting both lower compensation expenses and reduced non-compensation related expenses, particularly business development and professional fees, as the Company focused on minimizing discretionary spending in light of reduced revenue levels.

        Investment Banking's net revenues of $1,133 million increased 10% in the first nine months of 2002 when compared to $1,029 million for the first nine months of 2001. The increase is mainly due to higher underwriting revenues as a result of continued strength in debt underwriting and gains in market share in equity origination.

INVESTMENT BANKING NET REVENUES

	Nine Months Ended
(In millions)	August 31 2002	August 31 2001
Debt Underwriting	$601	$582
Equity Underwriting	326	224
Merger and Acquisition Advisory	206	223

	$1,133	$1,029

        M&A advisory revenues decreased by 8% to $206 million for the first nine months of 2002 from $223 million for the first nine months of 2001. The decrease reflected the extremely difficult market conditions, partially attributed to weak equity share valuations and corporate governance issues, as the market volume was the lowest it has been in several years.

        Capital Markets    This segment's earnings reflect institutional customer flow activities and secondary trading and financing activities related to fixed income and equity products. These products include a wide range of cash, derivative, secured financing and structured instruments.

        Capital Markets pre-tax earnings of $441 million decreased 37% from the first nine months of 2001 pre-tax earnings of $695 million driven by a 20% decrease in net revenues. Capital Markets non-interest expenses decreased 11% during the first nine months of 2002 to $1,061 million from $1,187 million in the first nine months of 2001, as a decrease in compensation and benefits was partially offset by an increase in non-personnel expenses, particularly occupancy costs associated with increased headcount levels and technology spending in order to enhance the Company's trading platforms and technology infrastructure

CAPITAL MARKETS NET REVENUES

	Nine Months Ended August 31, 2002			Nine Months Ended August 31, 2001
(in millions)	Gross Revenues	Interest Expense	Net Revenues	Gross Revenues	Interest Expense	Net Revenues
Fixed Income	$6,422	($5,280)	$1,142	$10,760	($9,636)	$1,124
Equities	1,322	(962)	360	1,858	(1,100)	758

	$7,744	($6,242)	$1,502	$12,618	($10,736)	$1,882

        Capital Markets' net revenues were $1,502 million for the first nine months of 2002, down 20% from the first nine months of 2001 due principally to an extremely weak equities market.

        Net revenues from the fixed income component of Capital Markets of $1,142 million in the first nine months of 2002 were up slightly as compared to the first nine months of 2001. These results were driven by strong institutional customer flow activity in mortgage and credit related products.

        Net revenues from the equities component of Capital Markets decreased 53% to $360 million in the first nine months of 2002 from $758 million in the comparable 2001 period. The decrease was a result of the difficult market conditions over the first nine months of 2002, which were evidenced by declining equity indices and the historical lows in volatility levels, which negatively impacted revenue levels. These negative market conditions resulted in revenue declines across most equity products, including private equity investments. Within net revenues from equity capital markets products, commissions revenues increased as a result of the increase in the portion of revenue derived from institutional commission-based pricing in the NASDAQ market with related revenues classified within commissions, whereas in the prior year, the Company's NASDAQ trades for institutional customers were primarily transacted on a spread basis with related revenues classified within principal transactions.

        Net interest income benefited due to a steepening yield curve environment and higher interest earning asset levels in the first nine months of 2002 as compared to the first nine months of 2001.

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

        Client Services pre-tax earnings of $148 million decreased 10% in the first nine months of 2002 compared to the first nine months of 2001 pre-tax earnings of $165 million. Non-interest expenses increased 8% to $434 million in the first nine months of 2002 compared to $402 million during the first nine months of 2001, primarily due to higher compensation expense for the high-net-worth business and an increase in occupancy expense.

        Client Services' net revenues increased to $582 million for the first nine months of 2002 as compared to $567 million for the first nine months of 2001. Record fixed income activity offset declines in equities activities in the Company's high-net-worth business. Private equity net revenues declined substantially for the first nine months of 2002 from the first nine months of 2001, principally due to an incentive fee recognized from the Company's general partner interest in a single Merchant Banking investment in the third quarter of 2001.

CLIENT SERVICES NET REVENUES

	Nine Months Ended
(in millions)	August 31 2002	August 31 2001
Private Client	$579	$541
Private Equity	3	26

	$582	$567

        Non-Interest Expenses    Non-interest expenses were $2,288 million for the first nine months of 2002 compared to $2,414 million for the first nine months of 2001. The decrease in non-interest expenses highlights the Company's continued disciplined approach to expense management. This ongoing focus is a key element of the Company's strategic objectives. Compensation and benefits expense of $1,639 million decreased 8% from $1,773 million in the first nine months of 2001, consistent with the decrease in net revenues.

        Nonpersonnel expenses were $649 million for the first nine months of 2002, up 1% compared to the first nine months of 2001. The increase is mainly attributable to higher management fees and occupancy expenses, driven by the increase in space and technology costs required for the increase in headcount. Business development and Professional fees decreased from the first nine months of 2001, due to lower discretionary spending in response to the current market environment.

        Income Taxes    The Company's income tax provision was $252 million for the nine months of 2002 compared to $314 million for the nine months of 2001. The effective tax rate was 27.1% for the first nine months of 2002 versus 29.5% for the first nine months of 2001. The effective tax rate for 2002 is lower than for 2001 primarily due to an increase in tax benefits attributable to income subject to preferential tax treatment coupled with lower pretax income.

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

        Transfers of Financial Assets    The Company accounts for transfers of financial assets in accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB No. 125". In accordance with this guidance the Company recognizes transfers of financial assets as sales provided that control has been relinquished. Control is deemed to be relinquished only when all of the following conditions have been met: (i) the assets have been isolated from the transferor, even in bankruptcy or other receivership (true sale opinions are required), (ii) the transferee has the right to pledge or exchange the assets received and (iii) the transferor has not maintained effective control over the transferred assets (e.g. a unilateral ability to repurchase a unique or specific asset). The Company is a market leader in mortgage- and asset-backed securitizations and other structured financing arrangements. In connection with these activities, the Company utilizes special purposes entities principally for (but not limited to) the securitization of commercial and residential mortgages, home equity loans, government and corporate bonds, and lease and trade receivables. The Company derecognizes financial assets transferred in securitizations provided that the Company has relinquished control over such assets.

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

LEHMAN BROTHERS INC. and SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 4.    Controls and Procedures

        The Chairman and Chief Executive Officer and the Chief Financial Officer of LBI (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by LBI in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by LBI in such reports is accumulated and communicated to the Company's management, including the Chairman and Chief Executive Officer and the Chief Financial Officer of LBI, as appropriate to allow timely decisions regarding required disclosure.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

LEHMAN BROTHERS INC. and SUBSIDIARIES

PART II—OTHER INFORMATION

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

WorldCom Bondholders Litigation

        LBI and other underwriters of WorldCom, Inc. bonds have been named as defendants in certain lawsuits alleging that the offering materials were false and misleading. Two of the lawsuits are purported class actions filed in the U.S. District Court for the Southern District of New York on July 10, 2002, and the U.S. District Court for the District of Columbia on July 19, 2002, respectively, arising out of a May 24, 2000, offering of (insofar as the claims against LBI are concerned) $1,250,000,000 principal amount of WorldCom notes. The New York action purports to be brought on behalf of purchasers of the notes issued in, or traceable to, the 2000 offering and generally alleges violations of the disclosure requirements of the federal securities laws. The District of Columbia action purports to be brought on behalf of persons who were participants in or beneficiaries of WorldCom's 401(k) Salary Savings Plan and/or other WorldCom retirement and savings plans and generally alleges violations of the Employee Retirement Income Security Act as well as common law claims in connection with the purchase of the notes and WorldCom stock. LBI underwrote $93,750,000 principal amount of the notes in the 2000 offering.

        A third lawsuit was filed by SunTrust Bank and Trusco Capital Management in the U.S. District Court for the Southern District of Mississippi on September 16, 2002. Insofar as the claims against LBI are concerned, the Mississippi action alleges violations of the disclosure requirements of the federal securities laws as well as common law claims in connection with the plaintiffs' purchase of a total of $5,025,000 principal amount of WorldCom bonds in offerings in which LBI was an underwriter in 1998 and 2000. One or more of these three actions also name(s) as defendants WorldCom, certain of WorldCom's present or former officers and/or directors, and/or WorldCom's outside accounting firm.

        Each of these actions seeks, among other things, compensatory damages. Requests to consolidate these and other pending litigation relating to WorldCom are pending before the Judicial Panel on Multidistrict Litigation. On July 21, 2002, WorldCom, Inc., filed for protection under the U.S. bankruptcy laws.

Research Analyst Independence Investigations

        LBI has received subpoenas and/or requests for information, documents and testimony in connection with the industry-wide investigations of research analyst independence and related issues from various governmental and regulatory agencies. LBI is cooperating with these investigations. The Company is not currently party to any legal, governmental or regulatory proceedings related to these investigations. In October 2002, the SEC, the NASD, the New York Stock Exchange, the New York State Attorney General and the North American Securities Administrators Association announced a joint effort to conclude the various separate investigations by proposing appropriate settlements to companies under investigation and/or proposing new industry regulations.

In re Metricom Securities Litigation

        In August 2002, plaintiffs filed in the United States District Court for the Northern District of California a First Amended Consolidated Class Action Complaint for Violation of the Securities Act of 1933 and the Exchange Act of 1934, Corrected Copy, in In re Metricom Securities Litigation. It alleges the same claims and names the same purported class of plaintiffs and the same defendants as the complaint previously reported under the caption Young, et al. v. Dreisbach, et al. in LBI's 2001 Annual Report on Form 10-K.

        Actions Regarding Enron Corporation (reported in LBI's Quarterly Report on Form 10-Q for the quarter ended February 28, 2002)

        In May 2002, a complaint was filed in the District Court of Galveston County, Texas, 56th Judicial Circuit, against LBI and Holdings by American National Insurance Company and its affiliates. The complaint seeks unspecified compensatory relief and punitive damages for purported violations of securities laws. The complaint is based on the allegations in In re Enron Corporation Securities Litigation (the "Enron Securities Litigation") and asserts that plaintiffs relied on defendants' false and misleading statements in purchasing and continuing to hold Enron debt and equities in their Lehman Brothers' accounts. The complaint alleges violations of the Texas State Securities Act, fraud, breach of fiduciary duty, negligence and professional malpractice.

        In August 2002, a complaint was filed in the Court of Common Pleas, Civil Division, Franklin County, Ohio, against Holdings along with four other commercial or investment banks, among other defendants, by the Public Employees Retirement System of Ohio and three other state employees' retirement plans. The complaint seeks unspecified compensatory relief and punitive damages for purported violations of securities laws based on the theory that defendants engaged or participated in manipulative devices to inflate Enron's reported profits and financial condition, made false or misleading statements and participated in a scheme or course of business to defraud Enron's shareholders and that plaintiffs relied on defendants' false and misleading statements in purchasing and continuing to hold Enron debt and equities in the State's pension funds. Against Holdings, the complaint alleges common law fraud and deceit, aiding and abetting common law fraud, conspiracy to commit fraud, negligent misrepresentation and violations of the Texas Securities Act.

        In August 2002, Capital Management L.P., the former general partner of LJM2 Co-Investment, L.P. ("LJM2"), an Enron-related special purpose entity, filed a third-party claim in Delaware Chancery Court alleging that Holdings' subsidiary LB I Group Inc., an investor in LJM2, together with the other LJM2 limited partners breached the Limited Partnership Agreement by rescinding a capital call.

        On September 9, 2002, the Washington State Investment Board, which is a named plaintiff in the Enron Securities Litigation, filed a new purported class action which mirrors the claims in the Enron Securities Litigation. This new action, however, alleges a class period of September 9, 1997, to October 18, 1998, whereas the Enron Securities Litigation asserts a class action period of October 18, 1998, to November 27, 2001. This new action is an attempt to expand the class action period in the Enron Securities Litigation based upon the lengthened statute of limitations in the Sarbanes-Oxley Act of 2002.

        Actions Regarding Frank Gruttadauria (reported in LBI's 2001 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the quarters ended February 28 and May 31, 2002)

        Settlements have been agreed to in two of the actions pending in the District Courts.

        AIA Holding SA et al. v. Lehman Brothers Inc. and Bear Stearns & Co., Inc.    (reported in LBI's 2001 Annual Report on Form 10-K)

        A trial date for the first group of plaintiffs has been set for Nov. 4, 2002.

ITEM 6.    Exhibits and Reports on Form 8-K

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
3.09	By-Laws of the Registrant, amended as of January 30, 1997 (incorporated by reference to Exhibit 3.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996)
12.01	Computation of Ratio of Earnings to Fixed Charges (filed herewith)

99.01	Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99.02	Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
(e)
Reports on Form 8-K:

  The following reports on Form 8-K were filed during the quarter for which this Quarterly Report is filed:

  None

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LEHMAN BROTHERS INC. (Registrant)
Date: October 15, 2002	By:	/s/ DAVID GOLDFARB David Goldfarb Chief Financial Officer (Principal Financial Officer)

[THIS PAGE INTENTIONALLY LEFT BLANK]

CERTIFICATIONS

I, Richard S. Fuld, Jr., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Lehman Brothers Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002

/s/ RICHARD S. FULD, JR. Richard S. Fuld, Jr. Chairman and Chief Financial Officer

I, David Goldfarb, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Lehman Brothers Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002

/s/ DAVID GOLDFARB David Goldfarb Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
Exhibit 12.01	Computation of Ratio of Earnings to Fixed Charges
Exhibit 99.01	Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.02	Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

LEHMAN BROTHERS INC. and SUBSIDIARIES FORM 10-Q FOR THE QUARTER ENDED AUGUST 31, 2002 INDEX
AVAILABLE INFORMATION
[THIS PAGE INTENTIONALLY LEFT BLANK]
LEHMAN BROTHERS INC. and SUBSIDIARIES PART I—FINANCIAL INFORMATION
ITEM 1 Financial Statements
LEHMAN BROTHERS INC. and SUBSIDIARIES CONSOLIDATED STATEMENT of INCOME (Unaudited) (In millions)
LEHMAN BROTHERS INC. and SUBSIDIARIES CONSOLIDATED STATEMENT of INCOME (Unaudited) (In millions)
LEHMAN BROTHERS INC. and SUBSIDIARIES CONSOLIDATED STATEMENT of FINANCIAL CONDITION (Unaudited) (In millions)
LEHMAN BROTHERS INC. and SUBSIDIARIES CONSOLIDATED STATEMENT of FINANCIAL CONDITION—(Continued) (Unaudited) (In millions)
LEHMAN BROTHERS INC. and SUBSIDIARIES CONSOLIDATED STATEMENT of CASH FLOWS (Unaudited) (In millions)
LEHMAN BROTHERS INC. and SUBSIDIARIES NOTES to CONSOLIDATED FINANCIAL STATEMENTS
  At August 31, 2002
  At November 30, 2001
  ITEM 2. MANAGEMENT'S ANALYSIS of RESULTS of OPERATIONS
INVESTMENT BANKING NET REVENUES
CAPITAL MARKETS NET REVENUES
CLIENT SERVICES REVENUES
INVESTMENT BANKING NET REVENUES
CAPITAL MARKETS NET REVENUES
CLIENT SERVICES NET REVENUES
PART I—FINANCIAL INFORMATION
  PART II—OTHER INFORMATION
ITEM 6
SIGNATURE
[THIS PAGE INTENTIONALLY LEFT BLANK]
CERTIFICATIONS
EXHIBIT INDEX