Form 10-K
period 2002-11-30
LEHMAN BROTHERS INC//
filed 2003-02-28
CIK 728586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended November 30, 2002

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 1-6817

Lehman Brothers Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	13-2518466
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

745 Seventh Avenue New York, New York	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 526-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
7 5/8% Senior Subordinated Notes Due 2006	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒  No ☐

As the Registrant is a wholly–owned subsidiary of Lehman Brothers Holdings Inc., none of the Registrant’s outstanding common equity is held by non-affiliates of the Registrant.  As of February 28, 2003, 1,006 shares of the Registrant’s Common Stock, par value $0.10 per share, were issued and outstanding.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND THEREFORE IS FILING THIS FORM WITH THE REDUCED DISCLOSURE PERMITTED THEREBY.

DOCUMENTS INCORPORATED BY REFERENCE:

None

AVAILABLE INFORMATION

Lehman Brothers Inc. (“LBI”) files annual, quarterly and current reports and other information with the Securities and Exchange Commission (“SEC”).  You may read and copy any document LBI files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  LBI’s electronic SEC filings are available to the public at http://www.sec.gov.

LBI’s public internet site is http://www.lehman.com.  LBI makes available free of charge through its internet site, via a link to the SEC’s internet site at http://www.sec.gov, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC.

In addition, LBI currently makes available on http://www.lehman.com its most recent annual report on Form 10-K and its quarterly reports on Form 10-Q for the current fiscal year, although in some cases these documents are not available on that site as soon as they are available on the SEC’s site. You will need to have on your computer the Adobe Acrobat Reader software to view these documents, which are in the .PDF format.   If you do not have Adobe Acrobat, a link to Adobe Systems Incorporated’s internet site, from which you can download the software, is provided.

PART I

ITEM 1.  BUSINESS

As used herein, “LBI” or the “Registrant” means Lehman Brothers Inc., a Delaware corporation, incorporated on January 21, 1965. LBI and its subsidiaries are collectively referred to as the “Company” or “Lehman Brothers.”  LBI is a wholly–owned subsidiary of Lehman Brothers Holdings Inc., a Delaware corporation, which (together with its subsidiaries, as appropriate) is referred to herein as “Holdings.”

The Company, together with its affiliates, is one of the leading global investment banks, serving institutional, corporate, government and high-net-worth individual clients and customers. Its executive offices are located at 745 Seventh Avenue, New York, New York 10019, and its telephone number is (212) 526-7000.

Forward–Looking Statements

Some of the statements contained in this Report, including those relating to the Company’s strategy and other statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions, are forward–looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  These statements are not historical facts but instead represent only the Company’s expectations, estimates and projections regarding future events. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include market, credit or counterparty, liquidity, legal and operational risks.  Those risks and uncertainties include, but are not limited to:

•                                          Market Fluctuations and Volatility.  Changes in interest and foreign exchange rates, securities and commodities valuations and increases in volatility can increase risk, and may also impact customer flow related revenues in the Company’s Capital Markets and Client Services businesses, as well as impact the volume of debt and equity underwritings and merger and acquisition transactions.

•                                          Industry Competition and Changes in Competitive Environment.  Increased competition from both banking institutions and non-traditional financial services providers and from industry consolidation could impact fees earned from the Company’s investment banking and capital markets businesses.

•                                          Investor Sentiment.  This past year has seen a record number of accounting and corporate governance scandals, which have had a significant impact on investor confidence in the marketplace.  In addition, geopolitical concerns about possible military action and terrorist activities can have an effect on the global financial markets.

•                                          Liquidity.  Liquidity risk management is of critical importance to the Company.  Liquidity could be impacted by the inability to access the long-term or short-term debt markets or the repurchase and securities lending markets. However, the Company’s liquidity and funding policies have been designed with the goal of providing sufficient liquidity resources to continually fund its balance sheet and to meet all obligations in all market environments.

•                                          Credit Ratings.  The Company’s access to the unsecured funding markets is dependent upon the Company’s credit ratings.  A reduction in the Company’s credit ratings could adversely affect the Company’s access to liquidity alternatives and its competitive position, and could increase the cost of funding, or trigger additional collateral requirements.

•                                          Credit Exposure.  Credit risk represents the possibility that a counterparty will be unable to honor its contractual obligations to the Company.  Although the Company actively manages daily credit risk exposure as part of its risk management framework, counterparty default risk may arise from unforeseen events or circumstances.

•                                          Legal/Regulatory.  Legal risks include litigation (see “Item 3—Legal Proceedings” herein) and legislative and regulatory developments in the United States and other jurisdictions, which could have unforeseeable impacts on the Company’s businesses and results.

The Company’s actual results and financial condition may differ, perhaps materially, from the anticipated results and financial condition in any forward–looking statements, and, accordingly, readers are cautioned not to place undue reliance on such statements. For more information concerning the risks and other factors that could affect the Company’s future results and financial condition, see “Management’s Analysis of Results of Operations” in Item 7 of this Report. The Company undertakes no obligation to update any forward–looking statements, whether as a result of new information, future events or otherwise.

LEHMAN BROTHERS

Lehman Brothers, together with its affiliates, is one of the leading global investment banks, serving institutional, corporate, government and high-net-worth individual clients and customers. The Company’s worldwide headquarters in New York are complemented by offices in additional locations in the United States, Europe, the Middle East, Latin America and the Asia Pacific region. Affiliates of LBI provide investment banking and capital markets services in Europe and Asia.  The Company is engaged primarily in providing financial services.  Other businesses in which the Company is engaged represent less than 10 percent of consolidated assets, revenues or pre-tax income.

The Company’s business includes capital raising for clients through securities underwriting and direct placements, corporate finance and strategic advisory services, private equity investments, securities sales and trading, research, and the trading of foreign exchange and derivative products and certain commodities. The Company and its affiliates act as market–makers in all major equity and fixed income products in both the U.S. and international markets. Lehman Brothers is a member of all principal securities and commodities exchanges in the United States, as well as the National Association of Securities Dealers, Inc. (“NASD”).  Affiliates of LBI hold memberships or associate memberships on several principal international securities and commodities exchanges, including the London, Tokyo, Hong Kong, Frankfurt, Paris and Milan stock exchanges.

Lehman Brothers and its affiliates provide a full array of capital market products and advisory services worldwide. Through the Company’s investment banking, trading, research, structuring and distribution capabilities in equity and fixed income products, the Company continues its focus of building its client/customer business model. These “customer flow” activities represent a majority of the Company’s revenues. In addition to its customer flow activities, the Company also takes proprietary positions, the success of which is dependent on its ability to anticipate economic and market trends. The Company believes its customer flow orientation mitigates its overall revenue volatility.

The Company operates in three business segments (each of which is described below): Investment Banking, Capital Markets and Client Services. Financial information concerning the Company for the fiscal years ended November 30, 2002, November 30, 2001, and November 30, 2000, including the amount of net revenue contributed by each segment in such periods, is set forth in the Consolidated Financial Statements and the Notes thereto beginning on page F-1 of this Report and is incorporated herein by reference. Information with respect to the Company’s operations by segment and net revenues by geographic area is set forth in Note 18 of the Notes to Consolidated Financial Statements beginning on page F-8 of this Report and is incorporated herein by reference.

Investment Banking

Lehman Brothers’ Investment Banking professionals are responsible for developing and maintaining relationships with issuer clients, gaining a thorough understanding of their specific needs and bringing together the full resources of Lehman Brothers and its affiliates to accomplish their financial and strategic objectives. Investment Banking is organized into industry, geographic and product coverage groups, enabling individual bankers to develop specific expertise in particular industries and markets. Industry coverage groups include Communications & Media, Consumer/Retailing, Financial Institutions, Financial Sponsors, Healthcare, Industrial, Natural Resources, Power, Real Estate and Technology. Where appropriate, specialized product groups are partnered with the global industry and geographic groups to provide tailor-made solutions for Lehman Brothers’ clients. These product groups include Equity Capital Markets, which consists of equity and equity–related securities and derivatives, Debt Capital Markets, which incorporates expertise in syndicate, liability management, derivatives and bank loan syndication, Private Placements, Leveraged Finance and Mergers & Acquisitions/Strategic Advisory Services. Geographically, Lehman Brothers and its

affiliates maintain investment banking offices in seven cities in the U.S. and in sixteen cities in Europe, the Middle East, Asia and Latin America.  The high degree of integration among the industry, product and geographic groups has allowed Lehman Brothers to become a leading source of one–stop financial solutions for its global clients.

Mergers & Acquisitions/Strategic Advisory.  Lehman Brothers has a long history of providing strategic advisory services to corporate, institutional and government clients around the world on a wide range of financial matters, including mergers and acquisitions, restructurings and spin-offs, targeted stock transactions, share repurchase strategies, government privatization programs, takeover defenses and other strategic advice.

Underwriting.  The Company is a leading underwriter of initial and other public and private offerings of equity and fixed income securities, including listed and over-the-counter securities, government and agency securities and mortgage– and asset–backed securities.

Capital Markets

Lehman Brothers combines the skills from the sales, trading and research areas of its Equities and Fixed Income Divisions to serve the financial needs of the Company’s clients and customers. This integrated approach enables Lehman Brothers to structure and execute global transactions for clients and to provide worldwide liquidity in marketable securities.

Equities

The Equities group is responsible for the Company’s equity operations and all dollar and non-dollar equity and equity–related products worldwide. These products include listed and over-the-counter securities, American Depositary Receipts, convertibles, options, warrants and derivatives.

Equity Cash Products.  Lehman Brothers makes markets in equity and equity–related securities, and executes block trades on behalf of clients and customers. The Company and its affiliates participate in the global equity and equity–related markets in all major currencies through their worldwide presence and membership in major stock exchanges, including, among others, those in New York, London, Tokyo, Hong Kong, Frankfurt, Paris and Milan.

Equity Derivatives.  Lehman Brothers offers equity derivative capabilities across a wide spectrum of products and currencies, including domestic and international portfolio trading, listed options and futures and over-the-counter derivatives. The Company’s equity derivatives business is organized into two major product areas: a global volatility business, encompassing options–related products, and a global portfolio trading business that specializes in agency/risk baskets and other structured products.

Equity Finance.  Lehman Brothers maintains an integrated Equity Financing and Prime Broker business to provide liquidity to its clients and customers and supply a source of secured financing for the Company. Equity Financing provides financing in all markets on a margin basis for customer purchases of equities and other capital markets products as well as securities lending and short–selling facilitation. The Prime Broker business also engages in full operations, clearing and processing services for that unit’s customers.

Arbitrage.  Lehman Brothers engages in a variety of arbitrage activities including “riskless” arbitrage, where the Company seeks to benefit from temporary price discrepancies that occur when a security is traded in two or more markets, and “risk” arbitrage activities, which involve the purchase of securities at discounts from the expected values that would be realized if certain proposed or anticipated corporate transactions (such as mergers, acquisitions, recapitalizations, exchange offers, reorganizations, bankruptcies, liquidations or spin-offs) were to occur. Lehman Brothers’ arbitrage activities benefit from the Company’s presence in the global capital markets, access to advanced information technology, in-depth market research, proprietary risk management tools and general experience in assessing rapidly changing market conditions.

Fixed Income

Lehman Brothers and its affiliates actively participate in all key fixed income markets worldwide and maintain a 24-hour trading presence in global fixed income securities. The Company is a preeminent market–maker in new issue and other fixed income securities.

Fixed Income businesses include the following:

Government and Agency Obligations.  Lehman Brothers is one of the leading primary dealers in U.S. government securities, as designated by the Federal Reserve Bank of New York, participating in the underwriting and market–making of U.S. Treasury bills, notes and bonds, and securities of federal agencies. The Company and its affiliates are also market–makers in the government securities of all G7 countries, and participate in other major European and Asian government bond markets.

Corporate Debt Securities and Loans.  Lehman Brothers makes markets in fixed and floating rate investment grade debt worldwide. The Company is also a major participant in the preferred stock market, managing numerous offerings of long-term and perpetual preferreds and auction rate securities.

High Yield Securities and Leveraged Bank Loans.  The Company also makes markets in non-investment grade debt securities and bank loans. Lehman Brothers provides “one-stop” leveraged financing solutions for corporate and financial acquirers and high yield issuers, including multi–tranche, multi–product acquisition financing. The Company remains one of the leading investment banks in the syndication of leveraged loans.

Money Market Products.  Lehman Brothers holds leading market positions in the origination and distribution of medium-term notes and commercial paper. The Company is an appointed dealer or agent for numerous active commercial paper and medium-term note programs on behalf of companies and government agencies worldwide.

Mortgage and Asset-Backed Securities.  The Company is a leading underwriter of and market-maker in residential and commercial mortgage- and asset-backed securities and is active in all areas of secured lending, structured finance and securitized products. Lehman Brothers underwrites and makes markets in the full range of U.S. agency–backed mortgage products, mortgage-backed securities, asset–backed securities and whole loan products. It is also a leader in the global market for residential and commercial mortgages (including multi–family financing) and leases.

Municipal and Tax-Exempt Securities.  Lehman Brothers is a major dealer in municipal and tax-exempt securities, including general obligation and revenue bonds, notes issued by states, counties, cities, and state and local governmental agencies, municipal leases, tax-exempt commercial paper and put bonds.

Financing.  The Company’s Financing Unit engages in three primary functions: managing the Company’s matched book activities, supplying secured financing to customers, and providing funding for the Company’s activities. Matched book funding involves borrowing and lending cash on a short-term basis to institutional customers collateralized by marketable securities, typically government or government agency securities. The Company enters into these agreements in various currencies and seeks to generate profits from the difference between interest earned and interest paid. The Financing Unit works with the Company’s institutional sales force to identify customers that have cash to invest and/or securities to pledge to meet the financing and investment objectives of the Company and its customers. Financing also coordinates with the Company’s Treasury area to provide collateralized financing for a large portion of the Company’s securities and other financial instruments owned. In addition to its activities on behalf of its U.S. clients and customers, the Company and its affiliates are major participants in the European and Asian repurchase agreement markets, providing secured financing for the Company’s customers in those regions.

Fixed Income Derivatives.  The Company and its affiliates offer a broad range of derivative, interest rate and credit products and services. Derivatives professionals are integrated into all of the Company’s fixed income areas in response to the worldwide convergence of the cash and derivative markets.

Foreign Exchange.  The global foreign exchange operations of Lehman Brothers and its affiliates provide market access and liquidity in all currencies for spot, forward and over-the-counter options markets around the clock. Lehman Brothers offers its customers superior execution, market intelligence, analysis and hedging capabilities, utilizing foreign exchange as well as foreign exchange options and derivatives. Lehman Brothers and its affiliates also provide advisory services to central banks, corporations and investors worldwide, structuring innovative products to fit their specific needs. The Company makes extensive use of its global macroeconomics research to advise clients on the appropriate strategies to minimize interest rate and currency risk.

Global Distribution

Lehman Brothers’ institutional sales organizations encompass distinct global sales forces that have been integrated into the Fixed Income and Equities Capital Markets businesses to provide investors with the full array of products and research offered by the Company.

Equity Sales.  Lehman Brothers’ institutional Equity sales force provides an extensive range of services to institutional investors. The Equity sales organization focuses on developing long-term relationships though a comprehensive understanding of customers’ investment objectives, while providing proficient execution and consistent liquidity in a wide range of global equity securities and derivatives.

Fixed Income Sales. Lehman Brothers’ Fixed Income sales force is one of the most productive in the industry, serving the investing and liquidity needs of major institutional investors. Employing a relationship management approach that provides superior information flow and product opportunities for the Company’s customers, the Fixed Income sales organization covers the major share of the buying power in the global fixed income markets.

Research

Research at Lehman Brothers encompasses the full range of research disciplines, including quantitative, economic, strategic, credit, relative value and market–specific analysis.

Equity Research.  To ensure in-depth expertise within various markets, Equity Research has established regional teams on a worldwide basis that are staffed with industry and strategy specialists.

Fixed Income Research. Fixed Income Research specialists provide expertise in U.S., European and Asian government and agency securities, derivatives, sovereign issues, corporate securities, high yield, asset– and mortgage–backed securities, indices, emerging market debt and municipal securities.

Client Services

Client Services includes the Company’s Private Client Services group, a retail–based organization that primarily serves the investment needs of wealthy individuals, and its Private Equity Division, which manages assets through a series of private equity funds and investments.

Private Client Services

The Company’s Private Client Services group’s investment representatives serve the investment needs of private investors with substantial assets as well as thousands of mid-sized institutional accounts worldwide. The group’s investment representatives provide their clients with direct access to banking, fixed income, equity, foreign exchange and derivative products, as well as the Company’s research and execution capabilities.

Lehman Brothers also provides asset management services, including Investment Consulting Services, a wrap-fee series of third party managed products, management of multiple manager funds onshore and offshore and a managed futures advisory business. The Company also has dealer agreements with a large number of mutual fund families.

Lehman Brothers is expanding its asset management activities to focus on the strategic development of a comprehensive asset management platform for the Company, drawing on—and providing both individual and institutional clients with access to—Lehman Brothers’ investment advisory expertise across various asset classes and geographies. Those responsibilities include the Company’s and its affiliates’ recently established asset management initiatives, such as Lehman Brothers Alternative Investment Management (a joint venture with Ehrenkranz & Ehrenkranz) and an investment in the United Kingdom’s Edgeworth Capital.  In January 2003, Holdings acquired the fixed income investment management business of Lincoln Capital Management, which will become the U.S. institutional fixed income management platform for large institutional investors.

Private Equity

The Company and its affiliates currently have over $4.5 billion in Private Equity assets under management, primarily in five asset classes: Merchant Banking, Venture Capital, Real Estate, Fixed Income-related and Third Party Funds. The primary goal of each asset class is to make investments that provide attractive risk-adjusted returns to investors, including institutions, high-net-worth individuals, the Company and certain employees of the Company and its affiliates.

Merchant Banking.  Lehman Brothers’ merchant banking activities include making principal equity investments, often in partnership with clients of the Company. Merchant banking seeks to partner with proven operating teams that have compelling business strategies and growth plans, with the aim of creating long-term value for investors.

Venture Capital.  Lehman Brothers’ venture capital funds are focused on making growth-oriented equity investments in technology, communications and healthcare companies. Venture capital investments focus on companies capable of turning innovative technology and management solutions into successful businesses.

Real Estate.  Lehman Brothers’ Real Estate Fund is focused on making real estate equity investments in North America and Europe in a wide variety of commercial and residential properties, real estate companies and related service businesses.

Fixed Income-related.  This asset class is currently comprised of two investing activities:   European mezzanine investments and collateralized debt obligation (CDO)-related  investments.

Third Party Funds.  This asset class consists of investment activities related to non-affiliated partnerships, including a fund-of-funds for investments in other private equity funds, purchasing secondary limited partnership interests in existing private equity funds and managing co-investment programs on behalf of large institutional investors.

Commitments for all of the Company’s private equity funds are raised in private placements not requiring registration under the Securities Act of 1933.

Technology and e-Commerce

Lehman Brothers is committed to maintaining a technology platform to deliver a full range of capital markets information and services to its institutional and high–net–worth client base. The Company-wide e-Commerce organization, which brings together senior management from all of the Company’s global business areas, has developed the Company’s overall e-commerce strategy, approves all e-commerce investments and provides a forum to share e-commerce knowledge and new developments across the Company’s businesses and geographies. The Company’s e-commerce strategy focuses on client and markets connectivity, content and strategic ventures. Lehman Brothers has an integrated client and employee web site, LehmanLive, which serves as a complete suite of services, including research and analytics, trade and post-trade (clearing and settlement information, risk management and prime brokerage) information and employee applications.  Lehman Brothers has made many strategic investments and is a participant in a number of institutional trading networks. Notable investments include TradeWeb, MarketAxess and SecuritiesHub in Fixed Income, and TheMarkets.com, EquiLend, Redi/Arca and NYFIX Millennium in Equities. Additionally, Lehman Brothers has supported the global expansion of NASDAQ with an investment in its U.S. and European ventures.

Corporate

The Company’s Corporate division provides support to its businesses through the processing of certain securities and commodities transactions; receipt, identification and delivery of funds and securities; safeguarding of customers’ securities; risk management; and compliance with regulatory and legal requirements. In addition, this staff is responsible for technology infrastructure and systems development, treasury operations, financial control and analysis, tax planning and compliance, internal audit, expense management, career development and recruiting and other support functions.

Risk Management

As a leading global investment banking company, risk is an inherent part of the Company’s businesses. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. Lehman Brothers has developed policies and procedures designed to identify, measure and monitor each of the risks involved in its trading, brokerage and investment banking activities on a global basis. The principal risks of Lehman Brothers are market, credit, liquidity, legal and operational risks. As part of the Company’s customer flow activities, Lehman Brothers takes proprietary positions in interest rates, foreign exchange and various securities, derivatives and commodities. Although the Company seeks to mitigate risk associated with such positions through hedging activities, consistent with its expectations of future events, it is subject to the risk that actual market events may differ from the Company’s expectations, which may result in losses associated with such positions.

Lehman Brothers has developed a control infrastructure to monitor and manage each type of risk on a global basis throughout the Company. A full description of the Company’s Risk Management procedures is contained in “Management’s Analysis of Results of Operations—Risk Management” in Item 7 of this Report, and is incorporated herein by reference.

Competition

All aspects of the Company’s business are highly competitive. The Company competes in U.S. and international markets directly with numerous other brokers and dealers in securities and commodities, including traditional and online securities brokerage firms, investment banking firms, investment advisors and certain commercial banks and, indirectly for investment funds, with insurance companies and others.

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

Regulation

The securities industry in the United States is subject to extensive regulation under both federal and state laws. LBI is registered as a broker–dealer, and LBI and certain other subsidiaries of Holdings are registered as investment advisors, with the SEC and as such are subject to regulation by the SEC and by self-regulatory organizations, principally the NASD, national securities exchanges such as the New York Stock Exchange (which has been designated by the SEC as LBI’s primary regulator) and the Municipal Securities Rulemaking Board. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. LBI is a registered broker–dealer in all 50 states, the District of Columbia and the Commonwealth of Puerto Rico. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings, which may result in censure, fine, the issuance of cease-and-desist orders or suspension or expulsion of a broker–dealer or an investment advisor, its officers or employees.

LBI is also registered with the Commodity Futures Trading Commission (the “CFTC”) as a futures commission merchant and is subject to regulation as such by the CFTC and various domestic boards of trade and other commodity exchanges. The Company’s U.S. commodity futures and options business is also regulated by the National Futures Association, a not-for-profit membership corporation which has been designated as a registered futures association by the CFTC.

LBI and its subsidiaries are also subject to regulation by securities, banking and finance regulatory authorities, securities exchanges and other self-regulatory organizations in other countries in which they do business.

The Company believes that it is in material compliance with applicable regulations.

Capital Requirements

LBI and certain of its subsidiaries are subject to various capital adequacy requirements promulgated by regulatory and exchange authorities of the countries in which they operate and/or to capital targets established by various ratings agencies.  Reference is made to Note 8 of the Notes to Consolidated Financial Statements beginning on page F-8 of this Report, which is incorporated herein by reference.

Employees

As of November 30, 2002, the Company employed approximately 6,000 persons. The Company considers its relationship with its employees to be good.

ITEM 2.  PROPERTIES

The new 1,000,000 square-foot office tower at 745 Seventh Avenue in New York City, which the Company purchased in 2001, is now fully operational as the Company’s world headquarters.  In September 2002, the Company sold its 1.1 million square foot tenancy-in-common interest in Three World Financial Center (the location of its former world headquarters) in downtown Manhattan.

In addition to its world headquarters building,  the Company leases approximately 437,000 square feet of office space at 399 Park Avenue and 56,000 square feet of data center space at another location in New York City, each with a term extending until 2016. Both locations are now fully operational.

The Company also leases approximately 409,000 square feet of office space in Jersey City, New Jersey, with a term extending until 2016.  As of fiscal year end 2002, 153,000 square feet were occupied, with the rest sublet to an unaffiliated third party.  The Company expects the remaining 256,000 square feet to be occupied by year end 2003.   Lehman Brothers leases approximately 400,000 square feet of additional office space in Jersey City, of which approximately 32,000 square feet have been subleased to a third-party tenant.  This lease expires in 2011.  The Company intends to vacate the latter space as it occupies the remaining space in the other Jersey City building and will seek to sublease the vacated space.

The Company leases and has options to lease a total of approximately 715,000 square feet of space at One World Financial Center (in the same office complex as Three World Financial Center), which had been occupied or had been planned to be occupied prior to September 11, 2001. The lease terms expire at various dates from December 2015 through 2025, with the exception of a lease for 148,000 square feet, which expires in 2006.  In April 2002, the Company entered into a sublease arrangement with an unaffiliated third party for approximately 85,000 square feet of the space at One World Financial Center, which expires in December 2015.  The remainder of the leased space remains unoccupied, and the Company continues to explore sublease alternatives with respect to this facility.

All three of the Company’s business segments (as described herein and in the Consolidated Financial Statements of the Registrant and its subsidiaries) use the facilities described above (or will use them, in the case of facilities to be occupied).

Facilities occupied by the Company (or to be occupied as described above) are believed to be adequate for the purposes for which they are (or are to be) used, and the occupied facilities are well maintained.

Additional information with respect to facilities, certain charges related thereto and lease commitments is set forth in Notes 2 and 3 and under the caption “Lease Commitments” in Note 16 of the Notes to Consolidated Financial Statements beginning on page F-8 of this Report and is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of its business. Such proceedings include actions brought against the Company and others with respect to transactions in which the Company acted as an underwriter or financial advisor, actions arising out of the Company’s activities as a broker or dealer in securities and commodities and actions brought on behalf of various classes of claimants against many securities and commodities firms, including the Company.

Although there can be no assurance as to the ultimate outcome, the Company generally has denied, or believes it has a meritorious defense and will deny, liability in all significant cases pending against it including the matters described below, and it intends to defend vigorously each such case.  Based on information currently available and established reserves, the Company believes that the eventual outcome of the actions against it, including the matters described below, will not, in the aggregate, have a material adverse effect on the consolidated financial position or cash flows of the Company but may be material to the Company’s operating results for any particular period, depending on the level of the Company’s income for such period.

Research Analyst Independence Investigations

On December 20, 2002, LBI reached an agreement in principle with the SEC, the New York State Attorney General’s Office, the New York Stock Exchange (“NYSE”), the NASD and the North American Securities Administrators Association (on behalf of state securities regulators) to resolve their investigations of the Company relating to allegations of research analyst conflicts of interest.  Pursuant to the agreement in principle, LBI agreed, among other things, (i) to pay $50 million in retrospective relief, (ii) to contribute $25 million spread over five years to provide third-party independent research to clients, (iii) to contribute $5 million towards investor education and (iv) to adopt internal structural and operational reforms that will further augment the steps it has already taken to promote research analyst independence.  The agreement in principle will become final upon execution of written agreements acceptable to all of the parties and final judicial approval of the settlement.  In the fourth quarter of fiscal 2002, the Company recorded a pre-tax charge associated with the agreement in principle; for additional information see Note 4 of the Notes to Consolidated Financial Statements beginning on page F-8 of this Report, which is incorporated herein by reference.

AIA Holding SA et al. v. Lehman Brothers Inc. and Bear Stearns & Co., Inc.

In July 1997, LBI was served with a complaint in the United States District Court for the Southern District of New York (the “New York District Court”) in which 277 named plaintiffs asserted 24 causes of action against LBI and Bear Stearns & Co., Inc. The amount of damages was unspecified. The claims arose from the activities of an individual named Ahmad Daouk, who was employed by an introducing broker which introduced accounts to LBI between 1988 and 1992. Daouk allegedly perpetrated a fraud upon the claimants, who are mostly investors of Middle Eastern origin, and the complaint alleged that LBI breached various contractual and common law duties owed to the investors.  In March 1998, the District Court dismissed without prejudice 18 of the 24 counts pleaded in the complaint. In July 1998, the plaintiffs served a First Amended Complaint containing 18 causes of action against LBI and/or Bear Stearns.  Prior to the date for the trial, in December 2002 all parties agreed to a settlement of all claims.

Actions Regarding Enron Corporation

In April 2002, a Consolidated Complaint for Violation of the Securities Laws was filed in the United States District Court for the Southern District of Texas (the “Texas District Court”) in In re Enron Corporation Securities Litigation (the “Enron Litigation”), alleging claims for violation of Sections 11 and 15 of the Securities Act of 1933 (the “Securities Act”), Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act’), and Rule 10b-5 thereunder, and the Texas Securities Act.  The case is brought purportedly on behalf of purchasers of Enron Corporation’s publicly traded equity and debt securities between October 19, 1998, and November 27, 2001, against Holdings and eight other commercial or investment banks, 38 current or former Enron officers and directors, Enron’s accountants, Arthur Andersen LLP (“Andersen”) (and affiliated entities and partners) and two law firms.  The complaint seeks unspecified compensatory and injunctive relief based on the theory that defendants engaged or participated in manipulative devices to inflate Enron’s reported profits and financial condition, made false or misleading statements and participated in a scheme or course of business to defraud Enron’s shareholders.  On December 20, 2002, the Court granted Holdings’ motion to dismiss as to the Section 10(b)/Rule 10b-5 claim and dismissed that claim as to Holdings.  The other claims against Holdings remain pending.

In May 2002, a complaint was filed in the District Court of Galveston County, Texas, 56th Judicial Circuit, against LBI and Holdings by American National Insurance Company and certain of its affiliates.  The complaint is based on the allegations in the Enron Litigation and asserts that plaintiffs relied on defendants’ allegedly false and misleading statements in purchasing and continuing to hold Enron debt and equities in their LBI accounts.  The complaint alleges violations of the Texas State Securities Act, fraud, breach of fiduciary duty, negligence and professional malpractice, and seeks unspecified compensatory relief and punitive damages. LBI and Holdings removed this case to the Texas District Court, and plaintiffs have filed a motion to remand the case back to state court.

Also in May 2002, a Third Amended Petition was filed in the District Court of Tulsa County, Oklahoma, by Samson Investment Company alleging that Andersen is liable for plaintiffs’ damages, allegedly incurred in connection with certain contracts entered into with Enron.  Plaintiffs allege that Andersen conspired with Enron to misrepresent Enron’s financial condition in its financial statements.  In December 2002, Andersen filed a Third-Party Petition against LBI, Holdings and other commercial and investment banks.  The Third Party Petition seeks contribution from LBI and Holdings in the event Andersen is held liable to plaintiffs and alleges that LBI, Holdings and other third-party defendants were involved in creating and using Enron’s special purpose entities (“SPEs”), engaged in transactions with the SPEs, misrepresented or failed to disclose to Andersen information about the SPEs and issued analysts’ reports that enhanced the public’s perception of Enron’s financial performance and condition.

In August 2002, a complaint was filed in the Court of Common Pleas, Civil Division, Franklin County, Ohio, against Holdings, along with four other commercial or investment banks, among other defendants, by the Public Employees Retirement System of Ohio and three other state employee retirement plans.  The complaint alleges that defendants engaged or participated in manipulative devices to inflate Enron’s reported profits and financial condition, made false or misleading statements and participated in a scheme or course of business to defraud Enron’s shareholders, and that plaintiffs relied on defendants’ false and misleading statements in purchasing and continuing to hold Enron debt and equities in the State’s pension funds.  Against Holdings, the complaint alleges claims for common law fraud and deceit, aiding and abetting common law fraud, conspiracy to commit fraud, negligent misrepresentation and violation of the Texas Securities Act, and seeks unspecified compensatory relief and punitive damages.  This action was removed to federal court, transferred to the Texas District Court and consolidated with the Enron Litigation.

Also in August 2002, Capital Management, L.P., the former general partner of LJM2 Co-Investment, L.P. (“LJM2”), an Enron-related SPE, filed a third-party claim in Delaware Chancery Court alleging that Holdings’ subsidiary LB I Group Inc., an investor in LJM2, together with the other LJM2 limited partners breached the Limited Partnership Agreement by rescinding a capital call.  The case has been removed to federal court and a motion has been made to transfer it to the U.S. Bankruptcy Court in Dallas, Texas, where the LJM2 bankruptcy is proceeding.  A motion to remand the case back to state court is also pending.

In September 2002, the Washington State Investment Board, which is a named plaintiff in the Enron Litigation, filed a new purported class action in the Texas District Court.  This action mirrors the claims in the Enron Litigation, but alleges a class action period of September 9, 1997, to October 18, 1998.  This action is an attempt to expand the class action period in the Enron Litigation based upon the lengthened statute of limitations in the Sarbanes-Oxley Act of 2002.

In October 2002, two actions were filed in Iowa state court (Linn and Polk Counties) against LBI and Holdings, along with several other commercial or investment banks, by AUSA Life Insurance Co., Principal Global Investors, LLC, and certain other purchasers of Enron securities.  The complaints seek rescission and an unspecified amount of compensatory and punitive damages.  The complaints allege that defendants participated in the alleged Enron fraudulent scheme by participating in Enron’s debt offerings, making disguised loans to Enron and participating in transactions involving Enron’s SPEs, which were used to avoid recognizing losses.  Plaintiffs allege that through the performance of these services, defendants gained knowledge of Enron’s inflated values but failed to disclose that information.  The complaints allege violations of the Iowa Securities Act and claims for fraud and deceit and for civil conspiracy.  The Polk County action was removed to federal court but has been remanded to state court.  The Linn County action has been removed to federal court, and plaintiffs have moved to remand it back to state court, while defendants have requested that the action be transferred to the Bankruptcy Court for the Southern District of New York, where the Enron bankruptcy is proceeding.

Also in October 2002, a complaint was filed in Superior Court for Los Angeles County against LBI, Holdings, and other commercial or investment banks by two Oaktree Capital Management investment funds.  The complaint alleges that Enron systematically falsified its financial statements using improper accounting valuations and false hedges that enabled Enron to boost its reported earnings.  Plaintiffs allege that Enron’s bankers, including LBI and Holdings, participated in the fraudulent scheme by obtaining loan proceeds that Enron falsely characterized as prepaid commodity trades, falsely concealing the true financial condition of Enron from rating agencies and institutional investors and creating and using note offerings by Enron’s SPEs to generate new cash for Enron.  The complaint alleges that defendants knew and acted on inside information about Enron’s true financial condition in connection with its offerings of Enron securities, while misrepresenting or omitting material facts to the public.  The complaint makes claims under California state law for trading on inside information, for making false and misleading statements and for unfair competition by material misstatements or omissions in connection with Enron securities offerings.  The complaint seeks compensatory damages, an accounting, restitution and disgorgement of profits.

In December 2002, a Second Amended Petition was filed against Andersen in the District Court of Washington County, Texas, 21st Judicial District, by Jane Bullock and other purchasers of Enron securities making claims for fraud, negligent misrepresentation and civil conspiracy in connection with allegedly materially misleading public statements concerning Enron’s financial condition.  In January 2003, Andersen filed a Third-Party Petition against LBI, Holdings and other commercial or investment banks.  The Third Party Petition seeks assessment of proportionate liability and contribution from LBI and Holdings and the other third-party defendants.  The Third Party Petition alleges that the third-party defendants were involved in creating, structuring, using and managing Enron’s SPEs, misrepresented or failed to disclose information regarding the SPEs, made public statements about Enron, financially assisted Enron, assisted Enron in raising money, invested in the SPEs and engaged in transactions involving Enron’s assets.

First Alliance Mortgage Company Matters

During 1999 and the first quarter of 2000, Lehman Commercial Paper, Inc. (“LCPI”) provided a warehouse line of credit to First Alliance Mortgage Company (“FAMCO”), and LBI underwrote the securitizations of mortgages originated by FAMCO.  Prior to 1999, LCPI had provided a $25 million back-up warehouse line to FAMCO for an 18-month period, and LBI had co-managed four securitizations, one each quarter, both of which engagements ended at the conclusion of the third quarter of 1997.  In March 2000, FAMCO filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code.  In August 2001, a purported adversary class action (the “Class Action”) was filed in the United States Bankruptcy Court for the Central District of California (the “Bankruptcy Court”), allegedly on behalf of a class of FAMCO borrowers seeking equitable subordination of LPCI’s (among other creditors’) liens and claims in the Bankruptcy Court.  In October 2001, the complaint was amended to add LBI as a defendant and to add claims for aiding and abetting alleged fraudulent lending activities by FAMCO and for unfair competition under the California Business and Professions Code.  In August 2002, a Second Amended Complaint was filed, which added a claim for punitive damages and extended the class period from May 1, 1996, until FAMCO’s bankruptcy filing.  The pending complaint seeks actual and punitive damages, the imposition of a constructive trust on all proceeds paid or being paid by FAMCO to LCPI and LBI, disgorgement of profits, and attorneys’ fees and costs.

In November 2001, the Official Joint Borrowers Committee (the “Committee”) initiated an adversary proceeding, allegedly on behalf of the FAMCO-related debtors, in the Bankruptcy Court by filing a complaint against LCPI, LBI, Holdings and several individual officers and directors of FAMCO and its affiliates.  As to the Lehman Brothers defendants, the Committee asserted bankruptcy claims for avoidance of lien, recovery of property, equitable subordination and disallowance of claim, and also asserted claims for declaratory relief and aiding and abetting breach of fiduciary duty.  In December 2001, the Committee amended its complaint, dropping  Holdings as a defendant and adding claims for equitable indemnification and contribution, which claims have subsequently been dismissed.  In addition to relief under the Bankruptcy Code, the Committee seeks unspecified compensatory damages.

The United States Court for the Central District of California (the “California District Court”) withdrew the reference to the Bankruptcy Court in both of these cases and in February 2002 consolidated them before the California District Court.  In November 2002, the California District Court entered an order defining the class in the Class Action as “all persons who acquired mortgage loans from First Alliance from May 1, 1996 through March 31, 2000, which were used as collateral for First Alliance’s warehouse credit line with Lehman Commercial Paper Inc. or were securitized in transactions underwritten by Lehman Brothers Inc.”

In February 2003, the California District Court issued an Order granting Lehman’s motion for summary judgment on the California Business and Professions Code claims and granting Lehman’s motion for partial summary judgment on the claims prior to 1999 and dismissing those claims. Trial began on February 18, 2003.

Separately, LBI has had discussions with the Florida Attorney General’s office about that office’s investigation of LBI regarding LBI’s role in connection with First Alliance.

Actions Regarding Frank Gruttadauria

LBI discovered in January 2002 that Frank Gruttadauria, the former branch manager of LBI’s Cleveland office, which was acquired in October 2000 from SG Cowen Securities Corporation (‘‘SG Cowen’’) as part of the purchase by LBI of certain accounts and related assets belonging to SG Cowen’s private client group, had apparently been involved in creating false account statements for clients of that office and may have caused unauthorized transfers of funds from client accounts. This conduct allegedly took place for a number of years and began well prior to the acquisition of this office by LBI. Under the terms of the purchase agreement, SG Cowen retained liability for activities arising out of the conduct or operation of the business while owned by SG Cowen.

To date, the following cases have been filed against Lehman Brothers and SG:  eight cases in the United States District Court for the Northern District of Ohio, six cases in the United States District Court for the Northern District of Illinois, one case in the United States District Court for the Southern District of California, and one case in the United States District Court for the Eastern District of Wisconsin.  One of the cases pending in the United States District Court for the Northern District of Illinois has been stayed pending arbitration before the NASD by agreement of the parties.  Six arbitrations have been filed including four before the NYSE, the previously referenced matter before the NASD, and one additional matter before the NASD.  Four of the foregoing matters, the case pending in United States District Court for the Southern District of California, two of the cases pending in the United States District Court for the Northern District of Illinois, and one of the cases filed before the NYSE, have been settled.  Generally speaking, the remaining complaints, amended complaints and statements of claim allege violations of federal securities laws, violations of state and Blue Sky laws, civil conspiracy, and common law claims for fraud, promissory estoppel, negligent and reckless failure to supervise and breach of fiduciary duty.  On the whole, plaintiffs seek compensatory and punitive damages, pre- and post-judgment interest, attorneys’ fees and costs, an accounting, and in some instances, treble damages.  Each case still pending in federal court is or will be subject to a motion to stay pending arbitration based on plaintiffs’ contractual agreement to arbitrate their claims against defendants, and eight of the federal court matters are currently subject to appeals to the United States Court of Appeals as a result of the district courts’ denial of motions to stay pending arbitration.  One of the NYSE arbitrations is scheduled to go to a hearing in May of 2003, and one of the NASD arbitrations is scheduled to go to a hearing in July of 2003.

LBI received and responded to requests for information, documents and/or testimony related to the Gruttadauria matter from the NYSE, the SEC, the Division of Securities of the Department of Commerce of the State of Ohio (“Ohio Securities Division”) and the U.S. House of Representatives Committee on Financial Services, Subcommittee on Oversight and Investigations.  LBI is in discussions with the NYSE, the SEC and the Ohio Securities Division to resolve any regulatory concerns in this matter.

IPO Allocation Cases

LBI was named as a defendant in approximately 192 purported securities class actions that were filed between March and December 2001 in the New York District Court. The actions, which allege improper IPO allocation practices, have been brought by persons who, either directly or in the aftermarket, purchased IPO securities during the period between March 1997 and December 2000. The plaintiffs allege that Lehman and other IPO underwriters required persons receiving allocations of IPO shares to pay excessive commissions on unrelated trades and to purchase shares in the aftermarket at specified escalating prices. The plaintiffs, who seek unspecified compensatory damages, claim that these alleged practices violated various provisions of the federal securities laws, specifically, sections 11, 12(a)(2) and 15 of the Securities Act, section 10(b) of the Exchange Act, Rule 10b-5 thereunder, and section 20(a) of the Exchange Act. The 192 actions in which LBI was named a defendant have been consolidated into 83 cases, each involving a distinct offering. Those 83 consolidated cases, and approximately 240 others in which LBI is not named as a defendant, have been coordinated for pretrial purposes before a single judge.

In January 2002, a separate consolidated class action, entitled In re Initial Public Offering Antitrust Litigation, was filed against LBI, among other underwriters, alleging violations of federal and state antitrust laws. The complaint alleges that the underwriter defendants conspired to require customers who wanted IPO allocations to pay back to the underwriters a percentage of their IPO profits in the form of commissions on unrelated trades, to purchase other, less attractive securities and to buy shares in the aftermarket at predetermined escalating prices. Originally filed as twelve separate class actions in three different courts, the consolidated antitrust action is now pending before a single judge—different from the one hearing the securities cases—in the New York District Court. The antitrust plaintiffs seek unspecified treble damages.

In April 2002, a suit was filed in Delaware Chancery Court by Breakaway Solutions Inc. (“Breakaway”), which names LBI and two other underwriters as defendants.  The complaint purports to be brought on behalf of a class of issuers who issued securities in initial public offerings (“IPOs”) through at least one of the defendants during the period of January 1998 through October 2000 and whose securities increased in value 15% or more above the original price within 30 days after the IPO.  It alleges that defendants underpriced IPO securities and allocated those underpriced securities to certain favored customers in return for alleged arrangements with the customers for increased commissions on other transactions and alleged tie-in arrangements.  The complaint asserts claims for breaches of contract, of the implied covenant of good faith and fair dealing and of fiduciary duty, and for indemnification or contribution and unjust enrichment or restitution.  Breakaway seeks, among other relief, certification of a class, a permanent injunction preventing defendants from engaging in the alleged practices, an accounting of all defendants’ commissions, profits and compensation in connection with the IPOs, declarations requiring defendants to indemnify Breakaway in the pending consolidated IPO securities class actions and determining that Breakaway has no indemnification obligation to defendants in those actions, and compensatory damages.

IPO Fee Litigation

Harold Gillet, et al. v. Goldman Sachs & Co., et al.; Yakov Prager, et al. v. Goldman, Sachs & Co., et al.; David Holzman, et al. v. Goldman, Sachs & Co., et al.  Beginning in November 1998, four purported class actions were filed in the New York District Court against in excess of 25 underwriters of initial public offering (‘‘IPO’’) securities, including LBI. Plaintiffs, alleged purchasers of securities issued in certain IPOs, seek compensatory and injunctive relief for alleged violations of the antitrust laws based on the theory that the defendants fixed and maintained fees for underwriting certain IPO securities at supra-competitive levels. By memorandum and order in February 2001 (the ‘‘Order’’), the New York District Court granted defendants’ motion to dismiss the Consolidated Amended Complaint, concluding that the purchaser plaintiffs lacked standing under the antitrust laws to assert the claims. On appeal, the U.S. Court of Appeals for the Second Circuit reversed and remanded the case to the New York District Court for further proceedings, including potential dismissal of the claims based on additional arguments raised in the motion to dismiss.

In Re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation.  By order dated April 10, 2001, the New York District Court consolidated four actions pending before the court brought by bankrupt issuers of IPO securities against more than 20 underwriter defendants (including LBI). In July 2001, the plaintiffs filed a consolidated class action complaint seeking unspecified compensatory damages and injunctive relief for alleged violations of the antitrust laws based on the theory that the defendant underwriters fixed and maintained fees for underwriting certain IPO securities at supra-competitive levels. CHS Electronics and MDCM Holdings, two of the four original plaintiffs, subsequently withdrew their claims.

Island Venture Corporation, et al. v. Lehman Brothers Inc. and Lehman Brothers Securities Asia, Ltd.

On February 9, 2001, Island Venture Corporation, Continental Resources Corporation, Recola Investment Corporation, Grand Concord Corporation and Goodwell Industrial Corporation filed a First Amended Complaint in the United States District Court for the District of New Jersey against LBI and Lehman Brothers Securities Asia, Ltd. In July 2001, plaintiffs filed a Second Amended Complaint. The complaint arises in connection with the plaintiffs’ purchase of various promissory notes issued by Indonesian companies in 1997 and upon which the issuers have defaulted. It also asserts claims relating to an alleged unauthorized liquidation for $8.5 million of a $10 million Asia Investment Grade Default Note (‘‘Basket Note’’) issued by Lehman Brothers Holdings PLC. The complaint seeks rescission and damages under various common law theories of mutual mistake, breach of contract, breach of fiduciary duty, negligence, negligent misrepresentation and constructive fraud, as well as asserting claims under Section 10(b) of the Securities Exchange Act. The plaintiffs seek to recover damages of approximately $60 million on all the notes they purchased and the difference between the liquidation price and the face value of the Basket Note plus lost interest payments.

In re Metricom Securities Litigation

In August 2002, a First Amended Consolidated Class Action Complaint for Violation of the Securities Act of 1933 and the Exchange Act of 1934, Corrected Copy, was filed in the United States District Court for the Northern District of California captioned In re Metricom Securities Litigation.  The action is brought on behalf of a purported class of investors who purchased the common stock of Metricom, Inc., during the period from June 21, 1999, to July 2, 2001. Plaintiffs name various officers, directors and selling shareholders of Metricom, along with LBI and the four other co-managing underwriters of an offering of Metricom common stock on February 3, 2000. Prior to the commencement of this action, Metricom filed for protection under the federal bankruptcy code. The February 2000 offering raised approximately $500 million.  Against the underwriters, plaintiffs allege violations of Sections 11 and 12(2) of the Securities Act and of Section 10(b) of the Exchange Act. The complaint alleges that the prospectus and registration statement for the offering failed to disclose material facts concerning, among other things, Metricom’s flawed business plan and marketing strategy. The complaint seeks class action status, damages and ‘‘statutory compensation,” and attorneys’ fees and other costs.

WorldCom Bondholders Litigation

LBI and other underwriters of WorldCom, Inc., bonds issued in several offerings in each of 1997, 1998, 2000 and 2001 have been named as defendants in certain lawsuits alleging that the offering materials were false and misleading.   LBI underwrote $915 million principal amount of bonds in the 1998 offerings and $375 million principal amount of bonds in the 2000 offerings.  (LBI did not participate in the 1997 and 2001 offerings.)  With respect to LBI, a purported class action was filed in July 2002 in the New York District Court.  On October 11, 2002, the complaint was superceded by the filing of a consolidated putative class action complaint in the New York District Court, entitled In re WorldCom, Inc. Securities Litigation.  This action alleges violations by the underwriters of the federal securities law, including Sections 11 and 12 of the Securities Act, in connection with May 2000 and May 2001 bond offerings, and is brought on behalf of purchasers and acquirers of bonds issued in or traceable to these offerings.  In addition to the above purported class action, a number of individual actions have been filed in connection with some or all of these WorldCom bond offerings.

A lawsuit was filed in October 2002 in the Supreme Court of the State of New York, New York County, by municipal pension funds that allegedly purchased WorldCom common stock and $383 million principal amount of WorldCom notes, an unspecified amount of which are alleged to be traceable to the 2000 public offerings.  The complaint alleges violations of Section 11 of the Securities Act, along with common law claims, against LBI and

Holdings.  Plaintiffs seek, among other things, unspecified compensatory and punitive damages.

A suit was filed in November 2002 in the Washington Superior Court, Kings County, by a state pension fund that allegedly purchased approximately $162 million principal amount of WorldCom notes issued in the 1998, 2000 and 2001 public offerings. The complaint alleges violations of Section 11 of the Securities Act by LBI and Holdings.  Plaintiff seeks unspecified compensatory damages, among other things.

Three other lawsuits were filed in November 2002 and January 2003 in the Superior Court of California, Los Angeles County, by county, municipal and private pension and retirement funds that allegedly purchased, respectively, approximately $157 million, $102 million and $135 million principal amount of WorldCom notes issued in the 1998, 2000 and 2001 public offerings and a December 2000 private offering.  The complaints allege violations of Section 11 of the Securities Act by LBI and Holdings.  Plaintiffs seek rescission or unspecified compensatory damages, among other things.

Two suits were filed in December 2002 in the Wisconsin Circuit Court, Dane County, and in the State of Minnesota District Court, Second Judicial District, by state and municipal pension funds, which allegedly purchased a total of approximately $133 million and $161 million, respectively, of WorldCom notes issued in the 1998, 2000 and 2001 public offerings. The complaint alleges violations of Section 11 of the Securities Act by LBI and Holdings.  Plaintiffs seek rescission or unspecified compensatory damages, among other things.

A lawsuit was filed in January 2003 in the Chancery Court of Davidson County in Tennessee on behalf of the Tennessee Consolidated Retirement System, which allegedly purchased $60 million principal amount of WorldCom notes issued in the 1998 and 2000 offerings (as well as $102 million in the 2001 offerings in which Lehman did not participate).  The complaint alleges violations of Section 11 of the Securities Act against LBI and Holdings and seeks unspecified compensatory damages, among other things.

In addition, actions have been filed in federal court in Mississippi by a bank and trust company and in state courts in Ohio and Montana by a state or union pension funds; each, insofar as LBI is concerned, allege violations of disclosure requirements and assert damages of less than $15 million.

Each of these individual actions, with the exception of the actions filed in January 2003, has been removed to federal court and each has been, or is expected to be, transferred by the Judicial Panel on Multidistrict Litigation to the New York District Court for consolidated pre-trial proceedings with the class action pending in the New York District Court.  A motion to remand these actions to state court is pending.

Most of these actions also name as defendants certain of WorldCom’s present or former officers and/or directors and/or WorldCom’s outside accounting firm.  On July 21, 2002, WorldCom, Inc. filed for protection under the U.S. bankruptcy laws.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pursuant to General Instruction I of Form 10-K, the information required by Item 4 is omitted.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

All of the outstanding Common Stock, par value $0.10 per share, of LBI is owned by Holdings.  For information on payment of dividends by the Company during the two most recent fiscal years, see Note 17 of Notes to Consolidated Financial Statements beginning on page F-8 hereof, which information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

Pursuant to General Instruction I of Form 10-K, the information required by Item 6 is omitted.

ITEM 7.  MANAGEMENT’S ANALYSIS OF RESULTS OF OPERATIONS

Pursuant to General Instruction I of Form 10-K, set forth on the following pages is Management’s Analysis of Results of Operations for the twelve months ended November 30, 2002 and November 30, 2001. Such information should be read in conjunction with the Consolidated Financial Statements of the Registrant and its Subsidiaries together with the Notes thereto beginning on page F-1 hereof.

MANAGEMENT’S ANALYSIS OF RESULTS OF OPERATIONS

Forward Looking Statements

Some of the statements contained in this Management’s Analysis of Results of Operations, including those relating to the Company’s strategy and other statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements are not historical facts but instead represent only the Company’s expectations, estimates and projections regarding future events. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include, but are not limited to, market, credit or counterparty, liquidity, legal and operational risks. Market and liquidity risks include changes in interest and foreign exchange rates and securities and commodities valuations, the availability and cost of capital and credit, changes in investor sentiment, global economic and political trends, concerns about possible military action and terrorist activity and industry competition. Legal risks include legislative and regulatory developments in the U.S. and throughout the world. The Company’s actual results and financial condition may differ, perhaps materially, from the anticipated results and financial condition in any such forward-looking statements and, accordingly, readers are cautioned not to place undue reliance on such statements. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.  For additional factors that may affect results of operations, see “Business—Forward-Looking Statements” in Item 1 of this Report, which is incorporated herein by reference.

Results of Operations

The Company reported net income of $740 million in 2002, $855 million in 2001 and $1,134 million in 2000.  Although 2002 results decreased from prior year’s levels, the Company believes that these results in an extremely challenging market environment, coupled with market share increases in many products, demonstrate the strength, diversity and resiliency of the Company’s franchise.  The Company has improved its market position in a number of key areas including: Merger and Acquisition (“M&A”) advisory and debt and common stock underwriting. The Company also continued to maintain a strict discipline with regard to its core competencies during the year, specifically managing expenses, risk management and capital deployment.

The Company’s results in 2002 include the impact of two special items:  an $8 million pre-tax charge associated with decisions to reconfigure certain real estate and an $80 million pre-tax charge related to the Company’s participation in the proposed settlement regarding allegations of research analyst conflicts of interest.  The net pre-tax effect of these two items is a charge of $88 million ($60 million after-tax). (Additional information about these amounts can be found in Notes 3 and 4 to the Consolidated Financial Statements.)

The Company’s 2001 results include the impact of a $51 million pretax special charge stemming from the events of September 11th, which resulted in the displacement and relocation of substantially all of the Company’s New York based employees.  (Additional information about this charge can be found in Note 2 to the Consolidated Financial Statements.)

Net Revenues

The Company recorded net revenues of $3,927 million, $4,094 million and $4,735 million for fiscal years 2002, 2001, and 2000, respectively.  The decrease in net revenues over this three-year period principally resulted from the deterioration of market conditions from the more favorable environment in 2000.  The 4% decrease in net revenues in 2002 was principally the result of lower equity capital markets revenue levels, partially offset by an increase in fixed income capital markets revenues and a slight increase in Client Services revenues.

Principal Transactions, Commissions and Net Interest Revenues

The Company evaluates the performance of its Capital Markets and Client Services revenues in the aggregate, including Principal transactions, Commissions and net interest.  Decisions relating to these activities are based on an overall review of aggregate revenues, which includes an assessment of the potential gain or loss associated with a transaction, including any associated commissions, and the interest revenue or expense associated with financing or hedging the Company’s positions.  Therefore, the Company views net revenues from Principal transactions, Commissions and Interest revenue, offset by Interest expense, in the aggregate.  Caution should be used when analyzing these revenue categories individually, as they are not always indicative of the performance of the Company’s overall Capital Markets and Client Services activities.

Principal transactions, Commissions and Net interest revenues totaled $2,438 million in 2002 as compared to $2,542 million in 2001 and $3,066 million in 2000. The 4% decrease in 2002 from 2001 principally reflects the negative conditions within the U.S. equity markets.  Partially offsetting this decline was an increase in fixed income revenues, particularly mortgage products, which benefited from low interest rate levels and increased customer flow activities as investors sought more defensive asset classes.   Principal transactions, Commissions and net interest revenues decreased by $524 million or 17% in 2001 from 2000, reflecting the depressed market environment in 2001.

Within the above amounts, Principal transactions revenues were $577 million in 2002 as compared to $903 million in 2001 and $1,938 million in 2000. Commissions revenues were $1,073 million in 2002 as compared to $848 million in 2001 and $686 million in 2000.  Interest and dividend revenues were $8,985 million in 2002 as compared to $14,276 million in 2001 and $16,501 million in 2000.  Interest expense was $8,197 million in 2002 as compared to $13,485 million in 2001 and $16,059 million in 2000.

The decrease in Principal transactions revenues in 2002 and 2001 principally reflects reduced equity product revenues resulting from poor market conditions.  In addition, Principal transactions revenues decreased in 2002 as a result of the transition to a commission-based revenue structure on NASDAQ trades,  whereby these revenues are classified as Commissions in 2002.  In prior years, the Company’s NASDAQ trades for substantially all of its institutional customers were transacted on a spread basis, with related revenues classified within Principal transactions.

Commissions revenues increased in 2002 as compared to the prior year’s levels due to the migration to institutional commission-based pricing in the NASDAQ market, growth in market trading volumes and an increase in the Company’s market share of listed and NASDAQ trading volumes.  Commission revenues increased in 2001 as a result of growth in market trading volumes and an increase in the Company’s market share of listed and NASDAQ trading volumes.

Interest and dividends revenues and Interest expense are a function of the level and mix of total assets and liabilities, principally financial instruments owned and secured financing activities, the prevailing level of interest rates, as well as the term structure of the Company’s financings.  Interest and dividends revenues and Interest expense are integral components of the Company’s overall customer flow activities.  The decline in interest revenue and interest expense in 2002 and 2001 is principally due to the substantial declines in interest rates during those periods.  Net interest income of $788 million in 2002 was relatively flat from net interest income of $791 million in 2001. The increase in net interest income to $791 million in 2001 from $442 million in 2000 was due to a change in inventory mix to higher levels of interest-bearing assets in response to shifts in customer demands and a lower cost of funding.

Investment Banking

Investment banking revenues were $1,457 million in 2002 as compared to $1,508 million in 2001 and $1,614 in 2000. Investment banking revenues result mainly from fees earned by the Company for underwriting public and private offerings of fixed income and equity securities, and advising clients on M&A activities and other services.  In 2002, Investment banking revenues decreased 3% from 2001, reflecting lower levels of M&A advisory activities, partially offset by higher equity underwriting revenues that were principally generated by a small number of large transactions.  In 2001, Investment banking revenues decreased by 7% primarily as a result of decreases in equity origination and M&A activities due to industry wide decreases in volume, partially offset by higher fixed income underwriting.

Non-Interest Expenses

In millions

	2002	2001	2000

Twelve months ended November 30,

Compensation and benefits	$2,002	$2,088	$2,304

Nonpersonnel	891	826	814

Regulatory settlement	80	—	—

Other real estate reconfiguration costs	8	—	—

September 11th (recoveries)/expenses, net	—	51	—

Total non-interest expenses	$2,981	$2,965	$3,118

Compensation and benefits/Net revenues	51.0%	51.0%	48.7%

Non-interest expenses were $2,981 million for fiscal 2002, relatively flat from $2,965 million in fiscal 2001 and down 5% in fiscal 2001 from $3,118 million in fiscal 2000.  Total non-interest expenses in fiscal 2002 included two special items: a charge of $8 million for certain real estate reconfiguration costs and a charge of $80 million resulting from the Company’s regulatory settlement associated with allegations of research analyst conflicts of interest.  Fiscal

2001 total non-interest expenses included  a net charge associated with September 11th related expenses.  (Additional information about these charges can be found in Notes 2, 3 and 4 to the Consolidated Financial Statements).

Nonpersonnel expenses were $891 million in 2002 compared to $826 million in 2001.  The increase in nonpersonnel expenses is principally attributable to increases in net management fees and occupancy costs, partially offset by decreases in  technology and communications and other discretionary spending for business development and professional fees.  Management fee expenses increased in 2002, primarily a result of a net decrease in services provided by the Company to affiliates.  Occupancy expense increased to $185 million in 2002 from $115 millions in 2001, principally attributable to additional space to accommodate the growth in headcount resulting from the Company’s expansion during the past several years as well as the increased cost of our new corporate headquarters.  Nonpersonnel expenses remained relatively flat in 2001 from 2000, as increases in investments in technology and communications, occupancy expenses to accommodate headcount growth and brokerage and clearance expenses were offset by reductions in other expense items.

Compensation and benefits expenses were $2,002 million in 2002, $2,088 million in 2001 and $2,304 million in 2000. Compensation and benefits expense as a percentage of net revenues in 2002 remained consistent at approximately 51%.  Compensation and benefits expense includes the cost of salaries, incentive compensation and employee benefit plans as well as the amortization of deferred stock compensation awards. Compensation and benefits expenses decreased 4% from 2001 and 9% in 2001 from 2000, consistent with the decrease in the Company’s revenues.

Income Taxes

The Company recorded an income tax provision of $206 million, $274 million and $483 million in 2002, 2001, and 2000, respectively.  These provisions resulted in effective tax rates of 21.8%, 24.3%, and 29.9%, respectively.

The decrease in the effective tax rate was primarily due to an overall decrease in the level of pretax income, which increased the relative impact of certain tax preference items, particularly tax-exempt income.

Additional information about the Company’s income taxes can be found in Note 10 to the Consolidated Financial Statements.

Segments

The Company is segregated into three business segments (each of which is described below): Investment Banking, Capital Markets and Client Services.  Each segment represents a group of activities and products with similar characteristics.  These business activities result in revenues from both institutional and high-net-worth retail clients, which are recognized across all revenue categories contained in the Company’s Consolidated Statement of Income.  (Net revenues also contain certain internal allocations, including funding costs, which are centrally managed.)

Segment Results

In millions	Investment Banking	Capital Markets	Client Services	Total

Twelve months ended November 30, 2002

Principal Transactions	$—	$73	$504	$577

Interest and Dividends	—	8,947	38	8,985

Investment Banking	1,452	—	5	1,457

Commissions	—	850	223	1,073

Other	—	10	22	32

Total Revenues	1,452	9,880	792	12,124

Interest Expense	—	8,172	25	8,197

Net Revenues	1,452	1,708	767	3,927

Non-Interest Expenses (1)	1,006	1,312	575	2,893

Earnings Before Taxes (1)	$446	$396	$192	$1,034

Twelve months ended November 30, 2001

Principal Transactions	$—	$448	$455	$903

Interest and Dividends	—	14,174	102	14,276

Investment Banking	1,484	—	24	1,508

Commissions	—	640	208	848

Other	—	20	24	44

Total Revenues	1,484	15,282	813	17,579

Interest Expense	—	13,404	81	13,485

Net Revenues	1,484	1,878	732	4,094

Non-Interest Expenses (2)	1,013	1,340	561	2,914

Earnings Before Taxes (2)	$471	$538	$171	$1,180

Twelve months ended November 30, 2000

Principal Transactions	$—	$1,558	$380	$1,938

Interest and Dividends	—	16,329	172	16,501

Investment Banking	1,609	—	5	1,614

Commissions	—	473	213	686

Other	—	23	32	55

Total Revenues	1,609	18,383	802	20,794

Interest Expense	—	15,919	140	16,059

Net Revenues	1,609	2,464	662	4,735

Non-Interest Expenses	1,112	1,555	451	3,118

Earnings Before Taxes	$497	$909	$211	$1,617

(1)                                  Excludes the impact of the real estate reconfiguration charge of $8 million and regulatory settlement charge of $80 million.

(2)                                  Excludes the impact of September 11th related expenses, net, of $51 million.

The following discussion provides an analysis of the Company’s results by segment for the above periods.

In assessing the performance of Capital Markets and Client Services, the Company evaluates Principal transactions, Commissions and net interest revenues in the aggregate.  Decisions relating to Capital Markets and Client Services activities are based on an overall review of aggregate revenues, which includes an assessment of the potential gain or loss associated with a transaction including any associated commissions, and the interest revenue or expense associated with financing or hedging the Company’s positions.  Therefore, the Company views net revenues from Principal transactions, Commissions and Interest revenues, offset by related Interest expense, in the aggregate, because the revenue classifications, when analyzed individually, are not always indicative of the performance of the Company’s Capital Markets and Client Services activities.

Investment Banking

This segment’s net revenues result from fees earned by the Company for underwriting public and private offerings of fixed income and equity securities, and advising clients on merger and acquisition activities and other services.

Investment Banking net revenues decreased by $32 million in 2002 to $1,452 million from $1,484 million in 2001 and decreased $125 million in 2001 from $1,609 million in 2000. The decrease in Investment Banking net revenues in 2002 was primarily due to a decline in M&A advisory revenues partially offset by an increase in equity underwriting revenues.  Investment Banking net revenues decreased 8% in 2001 from 2000 as record debt underwriting was more than offset by declines in both equity underwriting and M&A fees due to industry-wide decreases in volume.

Investment Banking Net Revenues

In millions	2002	2001	2000

Debt Underwriting	$804	$812	$481

Equity Underwriting	374	291	557

Merger and Acquisition Advisory	274	381	571
	$1,452	$1,484	$1,609

Debt underwriting revenues of $804 million in 2002 remained relatively flat as compared to record results of $812 million in 2001 as issuers continued to take advantage of historically low interest rates.  The Company also continued to improve its competitive position resulting in an increase in market share for U.S. debt origination, which grew to 9.2% in calendar year 2002 from 9.0% in calendar year 2001, according to Thomson Financial Securities Data Corp. (“TFSD”).  In 2001, debt underwriting revenues increased 69% to a record $812 million from $481 million in 2000 as issuers took advantage of lower interest rates to raise long-term debt and replace short-term financing.  During 2001, the Company’s market share increased to 9.0% from 8.1% for U.S. debt origination.

Equity origination revenues of $374 million in 2002 increased 29% from $291 million in 2001.  The increase was principally due to a gain in market share for common stock offerings, particularly initial public offerings (“IPOs”.)  2002 equity origination revenues reflect the Company’s participation as joint lead manager in the largest IPO of the fiscal year. Equity origination revenues decreased 48% in 2001 from 2000 driven by industry-wide equity underwriting volume decreases.

M&A advisory fees decreased 28% to $274 million in 2002.  This decrease reflects extremely difficult market conditions in the U.S. amid weakened demand for strategic transactions as corporations remained conservative amid an uncertain business climate.  Market volume in 2002 for M&A advisory was at a six-year low.  Despite the low volume of activity in the advisory markets, the Company improved its market share for completed transactions in calendar year 2002 to 9.9% vs. 8.1% for calendar year 2001 and its market share for announced transactions increased to 10.2% for calendar year 2002 from 8.8% for calendar year 2001, according to TFSD. M&A advisory fees decreased 33% in 2001 from 2000 record results as a result of depressed market conditions in 2001.

Investment Banking pre-tax earnings of $446 million in 2002 decreased by $25 million or 5% from 2001 driven by a $32 million decrease in net revenues, partially offset by a slight decrease in non-interest related expenses.  Investment Banking non-interest expenses decreased in 2002 compared to the previous year, reflecting reduced compensation associated with lower revenue and headcount levels.   In 2001, Investment Banking pre-tax earnings of $471 million decreased 5% from 2000, driven by a 8% decrease in net revenues, resulting from weakened market conditions, partially offset by a 9% decrease in non-interest expenses.

Capital Markets

This segment’s earnings reflect institutional customer flow activities and secondary trading and financing activities related to fixed income and equity products.  These products include a wide range of cash, derivative, secured financing and structured instruments.

Capital Markets Net Revenues

	2002			2001			2000
In millions	Gross Revenues	Interest Expense	Net Revenues	Gross Revenues	Interest Expense	Net Revenues	Gross Revenues	Interest Expense	Net Revenues
Fixed Income	$8,272	$(7,008)	$1,264	$12,983	$(11,908)	$1,075	$15,560	$(14,456)	$1,104
Equities	1,608	(1,164)	444	2,299	(1,496)	803	2,823	(1,463)	1,360
	$9,880	$(8,172)	$1,708	$15,282	$(13,404)	$1,878	$18,383	$(15,919)	$2,464

Capital Markets net revenues were $1,708 million for 2002, down 9% from 2001 as record fixed income revenues were more than offset by a 45% decline in equities net revenue.  Capital Markets nets revenues decreased 24% in 2001, primarily attributable to declining U.S. equity markets in 2001.

Net revenues from the fixed income component of capital markets increased 18% to a record $1,264 million in 2002 from the previous year’s $1,075 million.  The increase was principally driven by a strong level of institutional customer flow activity, particularly in mortgage-related products, as secondary flow was aided by near record levels of origination activity as investors continued to minimize risk by moving toward more diversified and defensive asset categories.  The Federal Funds rate remained at historically low levels throughout the fiscal year, with a 50 basis point decrease in the rate occurring in November 2002.  The low interest rate environment throughout 2002 contributed to strong results in the Company’s mortgage businesses, principally from increases in securitization transactions and the distribution of various mortgage loan products, which were bolstered by the active refinancing environment.  Additionally, the Company had improved results in structured credit related products, particularly in collateralized debt obligations (“CDO’s), as clients migrated to products offering diversification and hedging capabilities.  In 2001, fixed income net revenues decreased 3% to $1,075 million as strong  institutional customer flow activity across most products was offset by a weak contribution from high yield, due to a deteriorating credit environment.

Net revenues from the equities component of Capital Markets decreased 45% to $444 million in 2002 from $803 million in 2001, driven by negative market conditions which resulted in revenue declines across most equity products, including equity derivatives, equity financing and private equity.  Equity derivative revenues declined as market uncertainty reduced customer demand.  The decrease in equity finance revenues was primarily attributed to a decline in customer balances in the prime brokerage business.  These declines in revenues were partially offset by improvements in the Company’s market share in both listed and NASDAQ securities, which increased to 7.2% and 3.6%, respectively in 2002 from 5.7% and 3.2% in 2001. Net revenues from the equities component of Capital Markets decreased 41% to $803 million in 2001 from 2000, principally as a result of the declining equity markets.

Capital Markets pre-tax earnings of $396 million in 2002 decreased 26% from 2001 pre-tax earnings of $538 million, principally driven by a 9% decrease in net revenues. Capital Markets non-interest expenses declined by 2%

in 2002 as compared to the previous year primarily as a result of a decrease in compensation and benefits.  Capital markets pre-tax earnings of $538 million in 2001 decreased by 41% from $909 million in 2000 driven by a 24% decrease in net revenues, reflecting the weakened market environment, partially offset by a 14% decrease in non-interest expenses.

Interest and Dividends: The Company evaluates the performance of its Capital Markets business revenues in the aggregate, including Principal transactions, Commissions and net interest.  Substantially all of the Company’s net interest revenue is allocated to its Capital Markets segment.  Decisions relating to these activities are based on an overall review of aggregate revenues, which includes an assessment of the potential gain or loss associated with a transaction, including any associated commissions, and the interest revenue or expense associated with financing or hedging the Company’s positions; therefore caution should be utilized when analyzing revenue categories individually.

Interest and dividend revenues for Capital Markets businesses decreased 37% in 2002 from 2001, whereas interest expense decreased 39% over this same period, reflecting the decline in interest rates over the year.  Net interest revenue in 2002 remained relatively flat from the prior year.  Interest and dividend revenues for Capital Markets businesses decreased 13% in 2001 from 2000, whereas interest expense decreased 16% over this same period, reflecting the decline in interest rates during 2001.  Net interest revenue increased $360 million in 2001 over the prior year, primarily due to a decrease in the cost of funding and a change in inventory mix.

Client Services

Client Services Net Revenues

In millions	2002	2001	2000

Private Client	$761	$706	$651

Private Equity	6	26	11
	$767	$732	$662

Client Services net revenues reflect earnings from the Company’s Private Client and Private Equity businesses.  Private Client net revenues reflect the Company’s high-net-worth retail customer flow activities as well as asset management fees, where the Company strives to add value to its client base of high-net-worth individuals and mid-sized institutional investors through innovative financial solutions, global access to capital, research, global product depth and personal service and advice.  Private Equity net revenues include the management and incentive fees earned in the Company’s role as general partner for thirty-three private equity partnerships.

Client Services net revenues were $767 million in 2002 as compared to $732 million in 2001 and $662 million in 2000.  Despite the weak equity markets, Private Client net revenues increased in 2002 due to record fixed income activity which more than offset lower equities activities, as the Company’s high-net-worth clients continued to reposition their portfolios to more defensive asset classes.  Private client net revenues increased 8% in 2001, driven by strong production results from the Company’s high-net-worth sales force despite the weak equity market environment, as investors rebalanced their portfolios towards more defensive asset classes.

Private Equity net revenues decreased $20 million in 2002 from 2001, principally as a result of lower incentive fees earned in 2002.  Private Equity net revenues increased $15 million in 2001 from 2000, primarily due to $20 million incentive fee recognized from an individual Merchant Banking investment through the Company’s role as general partner.

Client Services pre-tax earnings of $192 million in 2002 increased 12% from 2001 as net revenues increased by $35 million to $767 million.  Non-interest expenses of $575 million remained relatively flat compared to 2001.  Client Services pre-tax earnings of $171 million in 2001 decreased 19% from $211 in 2000 as a result of a 24% increase in non-interest expenses, mainly attributable to the increase in headcount during 2001, partially offset by an 11% increase in net revenues.

Summary of Contractual Obligations

In the normal course of business, the Company enters into various commitments and guarantees, including lending commitments to high grade and  high yield borrowers, liquidity commitments and other guarantees.  In all instances, the Company marks-to-market these commitments and guarantees, with changes in fair value recognized in Principal transactions revenues.

As of November 30, 2002 and 2001, the Company was contingently liable for $0.8 billion and $0.9 billion, respectively, of letters of credit, primarily used to provide collateral for securities and commodities borrowed and to satisfy margin deposits at option and commodity exchanges.

In connection with its financing activities, the Company had outstanding commitments under certain lending arrangements of approximately $1.1 billion and $1.5 billion at November 30, 2002 and 2001, respectively. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers’ creditworthiness. At November 30, 2002, the Company had commitments to enter into forward starting reverse repurchase and repurchase agreements, principally secured by government and government agency collateral, of approximately $68.6 billion and $38.1 billion, respectively, as compared to $43.6 billion and $21.5 billion, respectively, at November 30, 2001.

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

The Company had credit risk associated with lending commitments to investment grade borrowers (after consideration of hedges) of approximately $2.6 billion and $3.2 billion at November 30, 2002 and November 30, 2001, respectively. In addition, the Company had credit risk associated with lending commitments to non-investment grade borrowers (after consideration of hedges) of $1.1 billion and $1.0 billion at November 30, 2002 and November 30, 2001, respectively. Before consideration of hedges, the Company had commitments to investment and non-investment grade borrowers of $6.2 billion and $1.2 billion as compared to $4.3 billion and $1.0 billion at November 30, 2002 and November 30, 2001, respectively. The Company had available undrawn borrowing facilities with third parties of approximately $2.8 billion and $2.9 billion at November 30, 2002 and November 30, 2001, respectively, which can be drawn upon to provide funding for these commitments. These funding facilities contain limits for certain concentrations of counterparty, industry or credit ratings of the underlying loans.

In addition, the Company provided high yield contingent commitments related to acquisition financing of approximately $2.8 billion and $0.6 billion at November 30, 2002 and 2001, respectively. The Company’s intent is, and its past practice has been, to sell down significantly all of the credit risk associated with these loans, if closed, through loan syndications, consistent with the Company’s credit facilitation framework. These commitments are not indicative of the Company’s actual risk as the borrower’s ability to draw is subject to there being no material adverse change in either market conditions or the borrower’s financial condition, among other factors. In addition, these commitments contain certain flexible pricing features in order to adjust for changing market conditions.

At November 30, 2002 the Company had liquidity commitments of approximately $0.6 billion related to trust certificates backed by investment grade municipal securities, as compared to $1.6 billion at November 30, 2001. The Company’s obligation under such liquidity commitments is generally less than one year and is typically further limited by the fact that the Company’s obligation ceases if the underlying assets are downgraded below investment grade or default.

At November 30, 2002 and 2001, the Company had commitments to invest up to $384 million and $169 million, respectively, directly and through partnerships in private equity related investments. These commitments will be funded as required through the end of the respective investment periods, principally expiring in 2004.

Aggregate contractual obligations and other commitments as of November 30, 2002 by maturity are as follows:

In millions November 30, 2002	Total Contractual Amount	Amount of Commitment Expiration Per Period

		Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Lending commitments:
High grade*	$6,238	$3,887	$1,497	$832	$22
High yield**	1,192	328	426	162	276
High yield contingent acquisition facilities	2,775	2,775	—	—	—
Secured lending transactions, including forward starting resale and repurchase agreements	107,713	95,598	11,356	500	259
Municipal related liquidity commitments	640	194	101	—	345
Standby letters of credit	818	—	818	—	—
Private equity investments	384	—	146	—	238
Operating lease obligations	1,106	76	201	135	694
Long-term debt maturities	7,990	2,098	4,888	339	665

*                                       The Company views its net credit exposure for high grade commitments, after consideration of hedges, to be $2.6 billion.

**                                The Company views its net credit exposure for high yield commitments, after consideration of hedges, to be $1.1 billion.

For additional information on contractual obligations see Note 16 to the Consolidated Financial Statements.

Off-Balance-Sheet Arrangements

DERIVATIVES  Derivatives are financial instruments, examples of which include swaps, options, futures, forwards and warrants, whose value is based upon an underlying asset (e.g., treasury bond), index (e.g., S&P 500) or reference rate (e.g., LIBOR). Derivatives are often referred to as “off-balance-sheet instruments,” as a derivative’s notional amount is not recorded on-balance-sheet.  Notional amounts are generally not exchanged, but rather represent the basis for exchanging cash flows during the duration of the contract. Notional amounts are generally not indicative of the Company’s at risk amount.

A derivative contract may be traded on an exchange or negotiated in the over-the-counter markets. Exchange-traded derivatives are standardized and include futures, warrants and certain option contracts listed on an exchange. Over-the-counter (“OTC”) derivative contracts are individually negotiated between contracting parties and include forwards, swaps and certain options, including caps, collars and floors. The use of derivative financial instruments has expanded significantly over the past decade. A primary reason for this expansion is that derivatives provide a cost-effective alternative for managing market risk. Additionally, derivatives provide users with access to market risk management tools that are often unavailable in traditional cash instruments, as derivatives can be tailored to meet client needs. Derivatives can also be used to take proprietary trading positions.

Derivatives are subject to various risks similar to non-derivative financial instruments including market, credit and operational risk. Market risk is the potential for a financial loss due to changes in the value of derivative financial instruments due to market changes, including changes in interest rates, foreign exchange rates and equity and commodity prices. Credit risk results from the possibility that a counterparty to a derivative transaction may fail to perform according to the terms of the contract. Therefore, the Company’s exposure to credit risk is represented by its net receivable from derivative counterparties, after consideration of collateral. Operational risk is the possibility of financial loss resulting from a deficiency in the Company’s systems for executing derivative transactions.

In addition to these risks, counterparties to derivative financial instruments may also be exposed to legal risks related to derivative activities, including the possibility that a transaction may be unenforceable under applicable law. The risks of derivatives should not be viewed in isolation but rather should be considered on an aggregate basis along with the Company’s other trading-related activities.

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

In order to remove the public perception that derivatives may be unduly risky and to ensure ongoing liquidity of derivatives in the marketplace, the Company supports the efforts of the regulators in striving for enhanced risk management disclosures which consider the effects of both derivative products and cash instruments. In addition, the Company supports the activities of regulators that are designed to ensure that users of derivatives are fully aware of the nature of risks inherent within derivative transactions. As evidence of this support, the Company has been actively involved with the various regulatory and accounting authorities in the development of additional enhanced reporting requirements related to derivatives.

The Company strongly believes that derivatives provide significant value to the financial markets and is committed to providing its clients with innovative products to meet their financial needs.

LEHMAN BROTHERS’ USE OF DERIVATIVE INSTRUMENTS In the normal course of business, the Company enters into derivative transactions both in a trading capacity and as an end-user.

As an end-user, the Company utilizes derivative products to adjust the interest rate nature of its funding sources from fixed to floating interest rates, and to change the index upon which floating interest rates are based (e.g., Prime to LIBOR) (collectively, “End-User Derivative Activities”.) For a further discussion of the Company’s End-User Derivative Activities, see Note 11 to the Consolidated Financial Statements.

The Company utilizes derivative products in a trading capacity as a dealer, to satisfy the financial needs of its clients, and in each of its trading businesses (collectively, “Trading-Related Derivative Activities”). In this capacity the Company transacts extensively in derivatives including interest rate, credit (both single name and portfolio), foreign exchange and equity derivatives.  The Company’s use of derivative products in its trading businesses is combined with transactions in cash instruments to allow for the execution of various trading strategies.

The Company conducts its derivative activities through a number of wholly-owned subsidiaries. The Company’s fixed income derivative products business is conducted through its subsidiary, Lehman Brothers Special Financing Inc., and separately capitalized “AAA” rated subsidiaries, Lehman Brothers Financial Products Inc. and Lehman Brothers Derivative Products Inc. The Company’s equity derivative product business is conducted through Lehman Brothers Finance S.A. In addition, as a global investment bank, the Company is also a market-maker in a number of foreign currencies and actively trades in the global commodity markets. Counterparties to the Company’s derivative product transactions are primarily financial intermediaries (U.S. and foreign banks), securities firms, corporations, governments and their agencies, finance companies, insurance companies, investment companies and pension funds.

The Company manages the risks associated with derivatives on an aggregate basis, along with the risks associated with its non-derivative trading and market-making activities in cash instruments, as part of its firm-wide risk management policies. The Company utilizes industry standard derivative contracts whenever appropriate. These contracts may contain provisions requiring the posting of additional collateral by the Company in certain events, including a downgrade in the Company’s credit rating. The Company believes that its funding framework incorporates all reasonably likely collateral requirements related to these provisions. For a further discussion of the Company’s risk management policies, refer to the discussion which follows.

See the Notes to the Consolidated Financial Statements for a description of the Company’s accounting policies and further discussion of the Company’s Trading-Related Derivative Activities.

OTHER OFF-BALANCE-SHEET ARRANGEMENTS  Special purpose entities (“SPEs”) are corporations, trusts or partnerships which are established for a limited purpose.   SPEs by their nature generally do not provide equity owners with significant voting powers, as the SPE documents govern all material decisions.  The Company’s primary involvement with SPEs relates to securitization transactions in which transferred assets, including mortgages, loans, receivables and other assets, are sold to an SPE and repackaged into securities (i.e. securitized).  SPEs may also be utilized by the Company to create securities with a unique risk profile desired by investors and as a means of intermediating financial risk.  In summary, in the normal course of business, the Company may establish SPEs; sell assets to SPEs; underwrite, distribute, and make a market in securities issued by SPEs; transact derivatives with SPEs; own securities or residual interests in SPEs; and provide liquidity or other guarantees for SPEs.

The Company accounts for the transfers of financial assets, including transfers to SPEs, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB No. 125” (“SFAS 140”). In accordance with this guidance, the Company recognizes transfers of financial assets as sales provided that control has been relinquished.  Control is deemed to be relinquished only when all of the following conditions have been met: (i) the assets have been isolated from the transferor, even in bankruptcy or other receivership (true sale opinions are required); (ii) the transferee has the right to pledge or exchange the assets received and (iii) the transferor has not maintained effective control over the transferred assets (e.g. a unilateral ability to repurchase a unique or specific asset).  Therefore, in accordance with this guidance, the Company derecognizes financial assets transferred in securitizations provided that the Company has relinquished control over such assets.

The Company is also required to follow the accounting guidance under SFAS 140 and Emerging Issues Task Force (“EITF”) Topic D-14, “Transactions Involving Special-Purpose Entities,” to determine whether or not an SPE is required to be consolidated.

The majority of the Company’s involvement with SPEs relates to securitization transactions meeting the SFAS 140 definition of a qualifying special purpose entity (“QSPE”).  A QSPE can generally be described as an entity with significantly limited powers which are intended to limit it to passively holding financial assets and distributing cash flows based upon pre-set terms.  Based upon the guidance in SFAS 140, the Company is not required to and does not consolidate such QSPEs.  Rather, the Company accounts for its involvement with QSPEs under a financial components approach in which the Company recognizes only its retained involvement with the QSPE.  The Company accounts for such retained interests at fair value with changes in fair value reported in earnings.

The Company is a market leader in mortgage (both residential and commercial), municipal and other asset-backed securitizations which are principally transacted through QSPEs. The Company securitized approximately $144 billion of financial assets during fiscal 2002 including $103 billion of residential, $11 billion of commercial and $30 billion of municipal and other financial assets. As of November 30, 2002, the Company had approximately $1.1 billion of non-investment grade retained interests from its securitization activities.  Retained interests are recorded in Securities and other financial instruments owned within the Company’s Consolidated Statement of Financial Condition and primarily represent junior interests in commercial and residential securitization transactions. The Company records it trading assets, including retained interests, on a mark-to-market basis, with related gains or losses recognized in Principal transactions in the Consolidated Statement of Income. (See Note 12 to the Consolidated Financial Statements.)

Certain special purpose entities do not meet the QSPE criteria due to their permitted activities not being sufficiently limited, or because the assets are not deemed qualifying financial instruments (e.g. real estate).  In instances in which the Company is either the sponsor of or transferor to a non-qualifying SPE, the Company follows the accounting guidance provided by EITF Topic D-14 to determine whether consolidation is required.  Under this guidance, the Company would not be required to, and does not consolidate such SPE if a third party investor made a substantive equity investment in the SPE (minimum of 3%), was subject to first dollar risk of loss of such SPE, and had a controlling financial interest.  Examples of the Company’s involvement with such SPEs include: CDOs, where the Company’s role is principally limited to acting as structuring and placement agent, warehouse provider and underwriter for CDO transactions; and Synthetic Credit Transactions, where the Company’s role is primarily that of underwriter and buyer of credit risk protection from SPEs.

On January 17, 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51,” (“Interpretation No. 46”).  This interpretation provides new consolidation accounting guidance for entities involved with special purpose entities and will replace guidance provided by EITF Topic D-14.  This guidance does not impact the accounting for securitizations transacted through QSPEs.  This interpretation will require a primary beneficiary, defined as an entity which participates in either a majority of the risks or rewards of such SPE, to consolidate the SPE.  An SPE would not be subject to this interpretation if such entity has sufficient voting equity capital (presumed to require a minimum of 10%), such that the entity is able to finance its activities without additional subordinated financial support from other parties.  While the Company has not yet completed its analysis of the impact of the new interpretation, the Company does not anticipate that the adoption of this interpretation will have a material impact to the Company’s financial condition or its results of operations.

In addition to the above consolidation policies related to SPEs, the Company follows SFAS No. 94, “Consolidation of All Majority-Owned Subsidiaries,” for its dealings with operating entities.   The Company consolidates operating entities when the Company has a controlling financial interest over the business activities of such entities.  Non-controlled operating entities are accounted for under the equity method when the Company is able to exercise significant influence over the business activities of such entities.  The cost method is applied when the ability to exercise significant influence is not present.

Risk Management

As a leading global investment banking company, risk is an inherent part of the Company’s businesses. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. The Company has developed policies and procedures to identify, measure and monitor each of the risks involved in its trading, brokerage and investment banking activities on a global basis. The principal risks of Lehman Brothers are market, credit, liquidity, legal and operational risks. Risk Management is considered to be of paramount importance in the Company’s day-to-day operations. Consequently, the Company devotes significant resources (including investments in personnel and technology) across all of its worldwide trading operations to the measurement, management and analysis of risk.

The Company seeks to reduce risk through the diversification of its businesses, counterparties and activities in geographic regions. The Company accomplishes this objective by allocating the usage of capital to each of its businesses, establishing trading limits, and setting credit limits for individual counterparties, including regional concentrations. The Company seeks to achieve adequate returns from each of its businesses commensurate with the risks that they assume. Nonetheless, the effectiveness of the Company’s policies and procedures for managing risk exposure can never be completely or accurately predicted or fully assured.  For example, unexpectedly large or rapid movements or disruptions in one or more markets or other unforeseen developments can have an adverse effect on the Company’s results of operations and financial condition.  The consequences of these developments can include losses due to adverse changes in inventory values, decreases in the liquidity of trading positions, higher volatility in the Company’s earnings, increases in the Company’s credit exposure to customers and counterparties and increases in general systemic risk.

Overall risk management policy is established at the Office of the Chairman level and begins with The Capital Markets Committee which consists of the Chief Executive Officer, other members of the Company’s Executive Committee, the Global Head of Risk, the Chief Economist and Strategist as well as various other business heads.  The Capital Markets Committee serves to frame the Company’s risk opinion in the context of the global market environment.  The Company’s Risk Committee, which consists of the Chief Executive Officer, members of the Executive Committee and the Global Head of Risk, meets weekly and reviews all risk exposures, position concentrations and risk taking activities.

The Global Risk Management Group (the “Group”) is independent of the trading areas and reports directly into the Office of the Chairman.  The Group includes credit risk management, market risk management and operational risk management.  Combining these disciplines facilitates the analysis of risk exposures, while leveraging personnel and information technology resources in a cost-efficient manner.  The Group maintains staff in each of the Company’s regional trading centers and has daily contact with trading staff and senior management at all levels within the Company.  These discussions include a review of trading positions and risk exposures.

CREDIT RISK Credit risk represents the possibility that a counterparty will be unable to honor its contractual obligations to the Company. Credit risk management is therefore an integral component of the Company’s overall risk management framework. The Credit Risk Management Department (“CRM Department”) has global responsibility for implementing the Company’s overall credit risk management framework.

The CRM Department manages the credit exposure related to trading activities by giving initial credit approval for counterparties, establishing credit limits by counterparty, country and industry group and by requiring collateral in appropriate circumstances. In addition, the CRM Department strives to ensure that master netting agreements are obtained whenever possible. The CRM Department also considers the duration of transactions in making its credit decisions, along with the potential credit exposure for complex derivative transactions. The CRM Department is responsible for the continuous monitoring and review of counterparty credit exposure and creditworthiness and recommending valuation adjustments, where appropriate. Credit limits are reviewed periodically to ensure that they remain appropriate in light of market events or the counterparty’s financial condition.

MARKET RISK Market risk represents the potential change in value of a portfolio of financial instruments due to changes in market rates, prices and volatilities. Market risk management also is an essential component of the Company’s overall risk management framework. The Market Risk Management Department (“MRM Department”) has global responsibility for implementing the Company’s overall market risk management framework. It is responsible for the preparation and dissemination of risk reports, developing and implementing the firm-wide Risk Management Guidelines, and evaluating adherence to these guidelines. These guidelines provide a clear framework for risk management decision making. To that end, the MRM Department identifies and quantifies risk exposures, develops limits and reports and monitors these risks with respect to the approved limits. The identification of material market risks inherent in positions includes, but is not limited to, interest rate, equity and foreign exchange risk exposures. In addition to these risks, the MRM Department also evaluates liquidity risks, credit and sovereign concentrations.

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

Market risk is present in cash products, derivatives and contingent claim structures that exhibit linear as well as non-linear profit and loss sensitivity. The Company’s exposure to market risk varies in accordance with the volume of client-driven market-making transactions, the size of the Company’s proprietary positions, and the volatility of financial instruments traded. The Company seeks to mitigate, whenever possible, excess market risk exposures through the use of futures and option contracts and offsetting cash market instruments.

The Company participates globally in interest rate, equity and foreign exchange markets. The Company’s Fixed Income division has a broadly diversified market presence in U.S. and foreign government bond trading, emerging market securities, corporate debt (investment and non-investment grade), money market instruments, mortgages and mortgage-backed securities, asset-backed securities, municipal bonds and interest rate derivatives. The Company’s Equities division facilitates domestic and foreign trading in equity instruments, indices and related derivatives. The Company’s foreign exchange businesses are involved in trading currencies on a spot and forward basis as well as through derivative products and contracts.

The Company incurs short-term interest rate risk when facilitating the orderly flow of customer transactions through the maintenance of government bond inventories. Market-making in high yield instruments exposes the Company to additional risk due to potential variations in credit spreads. Trading in international markets exposes the Company to spread risk between the term structure of interest rates in different countries. Mortgages and mortgage-related securities are subject to prepayment risk and changes in the level of interest rates. Trading in derivatives and structured products exposes the Company to changes in the level and volatility of interest rates. The Company actively manages interest rate risk through the use of interest rate futures, options, swaps, forwards and offsetting cash market instruments. Inventory holdings, concentrations and agings are monitored closely and used by management to selectively hedge or liquidate undesirable exposures.

The Company is a significant intermediary in the global equity markets through its market-making in U.S. and non-U.S. equity securities, including common stock, convertible debt, exchange-traded and OTC equity options, equity swaps and warrants. These activities expose the Company to market risk as a result of price and volatility changes in its equity inventory. Inventory holdings are also subject to market risk resulting from concentrations and changes in liquidity conditions that may adversely impact market valuation. Equity market risk is actively managed through the use of index futures, exchange-traded and OTC options, swaps and cash instruments.

The Company enters into foreign exchange transactions in order to facilitate the purchase and sale of non-dollar instruments, including equity and interest rate securities. The Company is exposed to foreign exchange risk on its holdings of non-dollar assets and liabilities. The Company is active in many foreign exchange markets and has exposure to the Euro, Japanese yen, British pound, Swiss franc and Canadian dollar, as well as a variety of developed and emerging market currencies. The Company hedges its risk exposures primarily through the use of currency forwards, swaps, futures and options.

If any of the strategies utilized to hedge or otherwise mitigate exposures to the various types of risks described above are not effective, the Company could incur losses.

OPERATIONAL RISK Operational Risk is the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems, or from external events.  Operational Risk Management (ORM) is responsible for implementing and maintaining the Company’s overall global operational risk management framework, which seeks to minimize these risks through assessing, reporting, monitoring and tracking operational risks.

VALUE-AT-RISK For purposes of Securities and Exchange Commission (“SEC”) risk disclosure requirements, the Company discloses an entity-wide value-at-risk for virtually all of its trading activities. In general, the Company’s value-at-risk measures potential loss of trading revenues at a given confidence level over a specified time horizon. Value-at-risk over a one-day holding period measured at a 95% confidence level implies that the potential loss of daily trading revenue will be at least as large as the value-at-risk amount on one out of every 20 trading days.

The Company’s methodology estimates a reporting day value-at-risk using actual daily trading revenues over the previous 250 trading days. This estimate is measured as the loss, relative to the median daily trading revenue. The Company also estimates an average value-at-risk measure over 250 rolling reporting days, thus looking back a total of 500 trading days.

The following table sets forth the daily value-at-risk for each component of market risk as well as total value-at-risk:

Value-at-Risk

	As of	As of	Year Ended November 30, 2002
In millions	November 30, 2002	November 30, 2001	Average	High	Low

Interest rate risk	$10.5	$10.0	$10.8	$12.6	$9.8

Equity price risk	5.2	8.4	7.4	8.6	5.2

Foreign exchange risk	0.5	0.9	0.6	0.9	0.4

Diversification benefit	(2.0)	(5.6)	(4.7)

Total Company	$14.2	$13.7	$14.1	$14.9	$13.1

Value-at-risk is one measure of potential loss in trading revenues that may result from adverse market movements over a specified period of time with a selected likelihood of occurrence. As with all measures of value-at-risk, the Company’s estimate has substantial limitations due to its reliance on historical performance, which is not necessarily a predictor of the future. Consequently, this value-at-risk estimate is only one of a number of tools the Company utilizes in its daily risk management activities.

Critical Accounting Policies

In May 2002, the Securities and Exchange Commission proposed rules to require disclosures associated with critical accounting polices which are most important in gaining an understanding of an entity’s financial statements.  The following is a summary of the Company’s critical accounting policies.  For a full description of these and other accounting policies, see Note 1 to the Consolidated Financial Statements.

USE OF ESTIMATES The Company’s financial statements are prepared in conformity with generally accepted accounting principles, many of which require the use of estimates and assumptions. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates particularly in light of the industry in which the Company operates.

FAIR VALUE The determination of fair value is a critical accounting policy which is fundamental to the Company’s financial condition and results of operations.   The Company records its inventory positions including Securities and other financial instruments owned and Securities sold but not yet purchased at market or fair value with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Income.  In all instances, the Company believes that it has established rigorous internal control processes to ensure that the Company utilizes reasonable and  prudent measurements of fair value.

When evaluating the extent to which management estimates may be required to be utilized in preparing the Company’s financial statements, the Company believes it is useful to analyze the balance sheet as follows:

	November 30, 2002
	In millions
Assets:
Securities and other financial instruments owned	$70,881	36%
Secured financings	101,149	52%
Receivables and other assets	24,189	12%
Total Assets	$196,219	100%

Liabilities & Equity:
Securities and other financial instruments sold, but not yet purchased	$50,352	26%
Secured financings	108,691	55%
Payables and other liabilities	26,034	13%
Total capital	11,142	6%
Liabilities & Equity	$196,219	100%

A significant majority of the Company’s assets and liabilities are recorded at amounts for which management estimates are not utilized. The following balance sheet categories comprising 64% of total assets and 74% of liabilities and equity are valued at either historical cost or at contract value (including accrued interest) which by their nature, do not require the use of significant estimates: Secured financings, Receivables/Payables and Other assets/liabilities, and Total capital.  The remaining balance sheet categories, comprised of Securities and other financial instruments owned and Securities and other financial instruments sold but not yet purchased (long and short inventory positions, respectively), are recorded at market or fair value, the components of which may require, to varying degrees, the use of estimates in determining fair value.

The majority of the Company’s long and short inventory is recorded at market value based upon listed market prices or utilizing third party broker quotes and  therefore do not incorporate significant estimates.  Examples of inventory valued in this manner include: government securities, agency mortgage-backed securities, listed equities, money markets, municipal securities, corporate bonds and listed futures.

If listed market prices or broker quotes are not available, fair value is determined based on pricing models, or other valuation techniques, including use of implied pricing from similar instruments.  Pricing models are typically utilized to derive fair value based upon the net present value of estimated future cash flows including adjustments, where appropriate, for liquidity, credit and/or other factors.  For the vast majority of instruments valued through pricing models, significant estimates are not required, as the market inputs into such models are readily observable and liquid trading markets provide clear evidence to support the valuations derived from such pricing models.  Examples of inventory valued utilizing pricing models or other valuation techniques include: OTC derivatives, private equity investments, certain high yield positions, certain mortgage loans and direct real estate investments and non-investment grade retained interests.

OTC DERIVATIVES  The fair value of the Company’s OTC derivative assets and liabilities at November 30, 2002 were $8.2 billion and $7.6 billion, respectively.  OTC derivative assets represent the Company’s unrealized gains, net of unrealized losses for situations in which the Company has a master netting agreement.  Similarly, liabilities represent net amounts owed to counterparties.

The vast majority of the Company’s OTC derivatives are transacted in liquid trading markets for which fair value is determined utilizing pricing models with readily observable market inputs.  Examples of such derivatives include: interest rate swaps contracts, TBA’s, foreign exchange forward and option contracts in G-7 currencies and equity swap and option contracts on listed securities. However, the determination of fair value for certain less liquid derivatives requires the use of significant estimates and include: certain credit derivatives, equity option contracts greater than 5 years, and certain other complex derivatives utilized by the Company in providing clients with hedging alternatives to unique exposures.  The Company strives to limit the use of significant judgment by using consistent pricing assumptions between reporting periods and utilizing observed market data for models inputs whenever possible.  As the market for complex products develops, the Company refines its pricing models based upon market experience in order to utilize the most current indicators of fair value.

PRIVATE EQUITY INVESTMENTS  The Company’s private equity investments of $389 at November 30, 2002 include both public and private equity positions.  The determination of fair value for these investments may require the use of estimates and assumptions as these investments are generally less liquid and often contain trading restrictions.  The determination of fair value of private equity investments is based on estimates incorporating valuations which take into account expected cash flows, earnings multiples and/or comparison to similar market transactions. Valuation adjustments are an integral part of pricing these instruments, reflecting consideration of credit quality, concentration risk, sale restrictions and other liquidity factors.

HIGH YIELD  At November 30, 2002, the Company had high yield long and short positions of $2.8 billion and $0.7 billion, respectively.    The majority of these positions are valued utilizing broker quotes or listed market prices. In certain instances where broker quotes or listed prices are not available, the Company utilizes prudent judgment in determining fair value which may involve the utilization of analysis of credit spreads associated with pricing of similar instruments,  or other valuation techniques.

MORTGAGE LOANS AND REAL ESTATE  The Company is a market leader in mortgage-backed securities trading and mortgage securitizations (both residential and commercial).  The Company’s inventory of mortgage loans principally represents loans held prior to securitization.  In this activity, the Company purchases mortgage loans from loan originators or in the secondary markets and then aggregates pools of mortgages for securitization. The Company records mortgage loans and direct real estate investments at fair value, with related mark-to-market gains and losses recognized in Principal transactions revenues.

As the Company’s inventory of residential loans turns over through sale to securitization trusts rather frequently, such loans are generally valued without the use of significant estimates. In addition, the Company held approximately $1.1 billion of non-investment grade retained interests at November 30, 2002, down from $1.4 billion at November 30, 2001.  As these interests principally represent the junior interests in commercial and residential mortgage securitizations, for which there are not active trading markets, estimates are generally required to be utilized in determining fair value.  The Company values these instruments using prudent estimates of expected cash flows, and considers the valuation of similar transactions in the market.  (See Note 12 to the Consolidated Financial

Statements for additional information on the impact of adverse changes in assumptions on the fair value of these interests.)

New Accounting Developments

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”.)  Under SFAS 142, intangible assets with indefinite lives and goodwill will no longer be amortized.  Instead, these assets are required to be tested annually for impairment.  The Company adopted the provisions of SFAS 142 as of the beginning of fiscal 2002, and such adoption did not have a material effect on the Company’s financial condition or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”.)  SFAS 144 provides accounting guidance for the impairment or disposal of long-lived assets, such as property, plant and equipment.  In addition, SFAS 144 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.  The Company will adopt this standard in the first quarter of 2003.  The Company does not expect that the adoption will have a material impact to the Company’s financial condition or results of operations.

In June, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”.)  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The Company will adopt the provisions of SFAS 146 at the beginning of fiscal 2003 and does not expect the adoption to have a material impact to the Company’s financial condition or results of operations.

In October 2002, the EITF reached a consensus on Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.”   This issues clarifies the FASB staff view that profits should not be recognized at the inception of a derivative contract if the contract does not have observable pricing.  In such instances, the transaction price is viewed by the FASB to be the best indicator of fair value.  The Company does not expect the application of this guidance to have a material impact on the Company’s financial condition or results of operations.

On January 17, 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51,” (“Interpretation No. 46”).  This interpretation provides new consolidation accounting guidance for entities involved with special purpose entities.  This guidance does not impact the accounting for securitizations transacted through QSPEs.  This interpretation will require a primary beneficiary, defined as an entity which participates in either a majority of the risks or rewards of such SPE, to consolidate the SPE.  An SPE would not be subject to this interpretation if such entity had sufficient voting equity capital, such that the entity was able to finance its activities without the additional subordinated  financial support from other parties.  Interpretation 46 also requires additional disclosures related to involvement with SPEs.  The accounting provisions of this interpretation are effective for new transactions executed after January 31, 2003.  The interpretation will be effective for all existing transactions with SPEs beginning in the Company’s  fourth quarter of 2003.  While the Company has not yet completed its analysis of the impacts of the new interpretation, the Company does not anticipate that the adoption of this interpretation will have a material impact to the Company’s financial condition or its results of operations.

Effects of Inflation

Because the Company’s assets are, to a large extent, liquid in nature, they are not significantly affected by inflation. However, the rate of inflation affects the Company’s expenses, such as employee compensation, office space leasing costs and communications charges, which may not be readily recoverable in the price of services offered by the Company. To the extent inflation results in rising interest rates and has other adverse effects upon the securities markets, it may adversely affect the Company’s financial position and results of operations in certain businesses.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under the caption “Management’s Analysis of Results of Operations—Risk Management” in Item 7 of this Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary financial information required by this Item, included in this Report beginning on page F-1, are listed in the Index to Consolidated Financial Statements appearing on page F-l and are incorporated herein by reference.

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

ITEM 14.  CONTROLS AND PROCEDURES

The Chairman and Chief Executive Officer and the Chief Financial Officer of LBI (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by LBI in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by LBI in such reports is accumulated and communicated to the Company’s management, including the Chairman and Chief Executive Officer and the Chief Financial Officer of LBI, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)                                  1.                                       Financial Statements:

See Index to Consolidated Financial Statements appearing on page F-l.

2.                                       Financial Statement Schedules:

Schedules are omitted since they are not required or are not applicable.

3.     Exhibits:

Exhibit No.

3.01

Restated Certificate of Incorporation of the Registrant dated September 3, 1981 (incorporated by reference to Exhibit 3.01 to the Registrant’s Annual Report on Form10-K for the year ended November 30, 2001)

3.02

Certificate of Amendment to Restated Certificate of Incorporation of the Registrant dated May 11, 1984 (incorporated by reference to Exhibit 3.02 to the Registrant’s Annual Report on Form 10-K for the year ended November 30, 2001)

3.03

Certificate of Amendment to Restated Certificate of Incorporation of the Registrant, dated March 6, 1985 (incorporated by reference to Exhibit 3.03 to the Registrant’s Annual Report on Form 10-K for the year ended November 30, 2001)

3.04

Certificate of Amendment to Restated Certificate of Incorporation of the Registrant, dated August 31, 1987 (incorporated by reference to Exhibit 3.04 to the Registrant’s Annual Report on Form 10-K for the year ended November 30, 2001)

3.05

Certificate of Amendment to Restated Certificate of Incorporation of the Registrant, dated January 28, 1988 (incorporated by reference to Exhibit 3.05 to the Registrant’s Annual Report on Form 10-K for the year ended November 30, 2001)

3.06

Certificate of Amendment to Restated Certificate of Incorporation of the Registrant, dated July 19, 1990 (incorporated by reference to Exhibit 3.06 to the Registrant’s Annual Report on Form 10-K for the year ended November 30, 2001)

3.07

Certificate of Amendment to Restated Certificate of Incorporation of the Registrant, dated August 2, 1993 (incorporated by reference to Exhibit 3.07 to the Registrant’s Annual Report on Form 10-K for the year ended November 30, 2001)

3.08

Certificate of Designations of Floating Rate Preferred Stock, filed April 30, 1996 (incorporated by reference to Exhibit 3.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

3.09	By-Laws of the Registrant, amended as of January 30, 1997 (incorporated by reference to Exhibit 3.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)
4.01

The instruments defining the rights of holders of the long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.

12.01*	Computation in support of ratio of earnings to fixed charges
21.01	Pursuant to General Instruction I of Form 10-K, the list of the Registrant’s Subsidiaries is omitted.
23.01*	Consent of Ernst & Young LLP
24.01*	Powers of Attorney
99.01*	Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.02*	Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                                         Filed herewith

(b)         The following Current Reports on Form 8-K were filed during the Registrant’s 2002 fourth fiscal quarter ended November 30, 2002:

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEHMAN BROTHERS INC. (REGISTRANT)

February 28, 2003	By:	/s/ DAVID GOLDFARB
David Goldfarb Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD S. FULD, JR.	Chief Executive Officer and	February 28, 2003
Richard s. Fuld, Jr.	Chairman of the Board of Directors (principal executive officer)

/s/ DAVID GOLDFARB	Chief Financial Officer	February 28, 2003
David Goldfarb	(principal financial and accounting officer)

/s/ ROGER S. BERLIND	Director	February 28, 2003
Roger s. Berlind

/s/ HOWARD L. CLARK, JR.	Director	February 28, 2003
Howard l. Clark, Jr.

/s/ FREDERICK FRANK	Director	February 28, 2003
Frederick Frank

/s/ HARVEY M. KRUEGER	Director	February 28, 2003
Harvey m. Krueger

/s/ SHERMAN R. LEWIS, JR.	Director	February 28, 2003
Sherman r. Lewis, Jr.

CERTIFICATIONS

I, Richard S. Fuld, Jr., certify that:

1.                                       I have reviewed this annual report on Form 10-K of Lehman Brothers Inc.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003

/s/ Richard S. Fuld, Jr
Richard S. Fuld, Jr. Chairman and Chief Executive Officer

I, David Goldfarb, certify that:

1.                                       I have reviewed this annual report on Form 10-K of Lehman Brothers Inc.;

2.                                     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)            designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)            presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003

/s/ DAVID GOLDFARB
David Goldfarb Chief Financial Officer

LEHMAN BROTHERS INC. and SUBSIDIARIES

Report of Independent Auditors

The Board of Directors and Stockholder of
Lehman Brothers Inc.

We have audited the accompanying consolidated statement of financial condition of Lehman Brothers Inc. and Subsidiaries (the “Company”) as of November 30, 2002 and 2001, the related consolidated statements of income, changes in stockholder’s equity and cash flows for each of the three years in the period ended November 30, 2002 and the consolidated statement of changes in liabilities subordinated to claims of general creditors for the years ended November 30, 2002 and 2001.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lehman Brothers Inc. and Subsidiaries at November 30, 2002 and 2001, the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2002, and the consolidated changes in liabilities subordinated to claims of general creditors for the years ended November 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  The supplemental information is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements, but is supplementary information required by Rule 17a-5 under the Securities Exchange Act of 1934 and Regulation 1.10 of the Commodity Futures Trading Commission.  Such information has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ Ernst & Young LLP

New York, New York
January 10, 2003

LEHMAN BROTHERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(in millions)

	Twelve months ended November 30,
	2002	2001	2000
	(in millions)
Revenues
Principal transactions	$577	$903	$1,938
Investment banking	1,457	1,508	1,614
Commissions	1,073	848	686
Interest and dividends	8,985	14,276	16,501
Other	32	44	55
Total revenues	12,124	17,579	20,794
Interest expense	8,197	13,485	16,059
Net revenues	3,927	4,094	4,735

Non-interest expenses
Compensation and benefits	2,002	2,088	2,304
Brokerage and clearance	258	238	212
Technology and communications	206	265	192
Occupancy	185	115	57
Business development	96	121	120
Professional fees	66	69	90
Management fees, net	50	(39)	88
Other	30	57	55
Regulatory settlement	80	—	—
Other real estate reconfiguration charge	8	—	—
September 11th related (recoveries)/expenses, net	—	51	—
Total non-interest expenses	2,981	2,965	3,118
Income before taxes	946	1,129	1,617
Provision for income taxes	206	274	483
Net income	$740	$855	$1,134

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

(in millions)

	November 30,
	2002	2001
	(in millions)
Assets
Cash and cash equivalents	$369	$648
Cash and securities segregated and on deposit for regulatory and other purposes	1,896	2,793
Securities and other financial instruments owned:
Pledged as collateral	22,407	19,105
Not pledged as collateral	48,474	48,562
	70,881	67,667

Collateralized short-term agreements:
Securities purchased under agreements to resell	75,769	75,185
Securities borrowed	25,380	22,467

Receivables:
Brokers, dealers and clearing organizations	5,783	4,209
Customers	5,146	7,284
Receivables from affiliates	9,884	9,345
Others	378	501
Property, equipment and leasehold improvements (net of accumulated depreciation and amortization of $129 in 2002 and $140 in 2001)	138	273
Other assets	443	412
Excess of cost over fair value of net assets acquired (net of accumulated amortization of $134 in 2002 and $131 in 2001)	152	154
Total assets	$196,219	$190,938

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION-(Continued)

(in millions)

	November 30,
	2002	2001
	(in millions except per share data)
Liabilities and stockholder’s equity
Short-term debt	$123	$1,038
Securities and other financial instruments sold but not yet purchased	50,352	32,970
Collateralized short-term financing:
Securities sold under agreements to repurchase	83,343	83,676
Securities loaned	23,682	26,535
Other secured financing	1,666	2,525
Advances from Holdings and other affiliates	13,153	21,487
Payables:
Brokers, dealers and clearing organizations	3,473	3,599
Customers	6,474	7,004
Accrued liabilities and other payables	2,811	2,537
Long-term debt:
Senior notes	3,511	1,930
Subordinated indebtedness	4,479	4,197
Total liabilities	193,067	187,498

Commitments and contingencies

Stockholder’s equity
Preferred stock, $0.10 par value; 10,000 shares authorized; none outstanding
Common stock, $0.10 par value; 10,000 shares authorized; 1,006 shares issued and outstanding
Additional paid-in capital	1,738	1,682
Accumulated other comprehensive income	3	2
Retained earnings	1,411	1,756
Total stockholder’s equity	3,152	3,440
Total liabilities and stockholder’s equity	$196,219	$190,938

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

(in millions)

	Twelve months ended November 30,
	2002	2001	2000
	(in millions)
Additional paid-in capital
Beginning balance	$1,682	$1,683	$1,684
Capital distributions	—	(1)	(1)
Capital contributions	56	—	—
Ending balance	1,738	1,682	1,683
Accumulated other comprehensive income
Beginning balance	2	2	2
Foreign currency translation	1	—	—
Ending balance	3	2	2
Retained earnings
Beginning balance	1,756	1,953	1,417
Net income	740	855	1,134
Dividends	(1,085)	(1,052)	(598)
Ending balance	1,411	1,756	1,953
Total stockholder’s equity	$3,152	$3,440	$3,638

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASHFLOWS

(in millions)

	2002	2001	2000
	(in millions)
Cash flows from operating activities
Net Income	$740	$855	$1,134
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	61	70	39
Deferred tax (benefit)	(456)	(193)	(83)
September 11th (recoveries)/expenses	—	230	—
Other real estate reconfiguration costs	8	—	—
Regulatory settlement	80	—	—
Other adjustments	21	(2)	49
Net change in:
Cash and securities segregated and on deposit	897	(805)	(554)
Securities and other financial instruments owned	(3,194)	(3,308)	(12,288)
Securities borrowed	(2,913)	(3,591)	(7,633)
Receivables from brokers, dealers and clearing organizations	(1,574)	(1,907)	44
Receivables from customers	2,138	(2,982)	(1,380)
Securities and other financial instruments sold but not yet purchased	17,383	15,536	(1,213)
Securities loaned	(2,853)	2,453	14,273
Other secured financing	(859)	1,325	1,200
Payables to brokers, dealers and clearing organizations	(126)	279	835
Payables to customers	(530)	2,946	(1,477)
Accrued liabilities and other payables	257	(166)	(148)
Other operating assets and liabilities, net	445	27	134
Net cash provided by (used in) operating activities	9,525	10,767	(7,068)

Cash flows from financing activities
Proceeds from issuance of senior notes	1,745	1,765	—
Principal payments of senior notes	—	(43)	—
Proceeds from issuance of subordinated indebtedness	800	800	—
Principal payments of subordinated indebtedness	(706)	(194)	(192)
Net proceeds from (payments for) short-term debt	(915)	297	126
Resale agreements net of repurchase agreements	(917)	(18,112)	11,381
Advances due to affiliates net of affiliate receivables	(8,873)	4,345	(2,599)
Dividends and capital distribution paid	(1,085)	(1,052)	(598)
Capital contribution	56	—	—
Net cash (used in) provided by financing activities	(9,895)	(12,194)	8,118

Cash flows from investing activities
Purchases of property, equipment and leasehold improvements, net	(31)	(248)	(70)
Acquisition, net of cash acquired	—	—	(41)
Proceeds from the sale of 3 World Financial Center	122	—	—
Net cash provided by (used in) investing activities	91	(248)	(111)
Net change in cash and cash equivalents	(279)	(1,675)	939
Cash and cash equivalents, beginning of period	648	2,323	1,384
Cash and cash equivalents, end of period	$369	$648	$2,323

Supplemental disclosure of cash flow information (in millions)

Interest paid totaled $8,214 in 2002, $13,653 in 2001 and  $16,048 in 2000.

Income taxes paid totaled $592 in 2002, $648 in 2001 and $516 in 2000.

See Notes to Consolidated Financial Statements.

LEHMAN BROTHERS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Lehman Brothers Inc., a registered broker-dealer (“LBI”) and subsidiaries (collectively, the “Company”). LBI is a wholly-owned subsidiary of Lehman Brothers Holdings Inc. (“Holdings”). (Holdings and its subsidiaries are collectively referred to as “Lehman Brothers”.) The Company is one of the leading global investment banks serving institutional, corporate, government and high-net-worth individual clients and customers. The Company’s worldwide headquarters in New York are complemented by offices in additional locations in North America, Europe, the Middle East, Latin America and the Asia Pacific Region. The Company is engaged primarily in providing financial services. All material intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements are prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management estimates are required to be utilized in determining the valuation of trading inventory particularly in the area of OTC derivatives, certain high yield positions and private equity securities. Additionally, management estimates are required in assessing the realizability of deferred tax assets, the outcome of litigation and determining the components of the September 11th related recoveries/expenses and other real estate reconfiguration costs. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

The Company uses the trade date basis of accounting.

Certain prior period amounts reflect reclassifications to conform to the current year’s presentation.

Securities and Other Financial Instruments

Securities and other financial instruments owned and securities and other financial instruments sold but not yet purchased are valued at market or fair value, as appropriate, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Income. Market value is generally based on listed market prices. If listed market prices are not available, or if liquidating the Company’s position is reasonably expected to affect market prices, fair value is either determined on broker quotes, internal valuation pricing models which take into account time value and volatility factors underlying the financial instrument, or management’s estimate of the amounts that could be realized under current market conditions, assuming an orderly liquidation over a reasonable period of time.

As of November 30, 2002 and 2001, all firm-owned securities pledged to counterparties where the counterparty has the right, by contract or custom, to sell or repledge the securities are classified as Securities Owned Pledged as Collateral as required by Statement of Financial Accounting Standard (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.”

Derivative Financial Instruments

A derivative is typically defined as an instrument whose value is “derived” from an underlying instrument, index or rate, such as a future, forward, swap, or option contract, or other financial instrument with similar characteristics. A derivative contract generally represents future commitments to exchange interest payment streams or currencies based on the contract or notional amount or to purchase or sell other financial instruments at specified terms on a specified date.

Derivatives utilized for trading purposes are recorded at market or fair value in the Consolidated Statement of Financial Condition on a net by counterparty basis where a legal right of set-off exists and are netted across products when such provisions are stated in the master netting agreement. Derivatives are often referred to as off-balance-sheet instruments since neither their notional amounts nor the underlying instruments are reflected as assets or liabilities of the Company. Instead, the market or fair value related to the derivative transactions is reported in the Consolidated Statement of Financial Condition as an asset or liability in Derivatives and other contractual agreements, as applicable. Margin on futures contracts is included in receivables and payables from/to brokers, dealers and clearing organizations, as applicable. Changes in fair values of derivatives are recorded as principal transactions revenues in the current period. Market or fair value for trading-related instruments is generally determined by either quoted market prices (for exchange-traded futures and options) or pricing models (for over-the-counter swaps, forwards and options). Pricing models utilize a series of market inputs to determine the present value of future cash flows, with adjustments, as required for credit risk and liquidity risk. Further valuation adjustments may be recorded, as deemed appropriate for new or complex products or for positions with significant concentrations. These adjustments are integral components of the mark-to-market process. Credit-related valuation adjustments incorporate business and economic conditions, historical experience, concentrations, estimates of expected losses and the character, quality and performance of credit sensitive financial instruments.

As an end-user, the Company primarily utilizes derivatives to modify the interest rate characteristics of its long-term debt and secured financing activities. The Company also utilizes equity derivatives to hedge its exposure to equity price risk embedded in certain of its debt obligations and foreign exchange forwards to manage the currency exposure related to its net monetary investment in non-U.S. dollar functional currency operations (collectively, “end-user derivative activities”).

Effective December 1, 2000, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (collectively, “SFAS 133”), which requires that all derivative instruments be reported on the consolidated statement of financial condition at fair value. SFAS 133 changed the Company’s accounting methodology applied to its end-user derivative activities, however the adoption of SFAS 133 had no effect on the accounting for the Company’s trading-related derivative activities, as such derivatives were already recorded on a fair value basis.

Under SFAS 133, the accounting for end-user derivative activities is dependent upon the nature of the hedging relationship. In certain hedging relationships, both the derivative and the hedged item will be marked-to-market through earnings for changes in fair value (“fair value hedge”). In many instances the hedge relationship is fully effective so that the mark-to-market on the derivative and the hedged item will offset. In other hedging relationships, the derivative will be marked-to-market with the offsetting gains or losses recorded in Accumulated Other Comprehensive Income, a component of Stockholder’s Equity, until the related hedged item is realized in earnings (“cash flow hedge”). SFAS 133 also requires certain derivatives embedded in long-term debt to be bifurcated and marked-to-market through earnings.

SFAS 133 changed the accounting treatment for the hedged item in a fair value hedge (e.g., long-term debt or secured financing activities) from what was an accrual basis to a modified mark-to-market value. The hedged item’s carrying value may differ from a full mark-to-market value since SFAS 133 requires that the hedged item be adjusted only for changes in fair value associated with the designated risks being hedged during the hedge period.

The Company principally utilizes fair value hedges to convert a substantial portion of the Company’s fixed rate debt and certain long-term secured financing activities to floating interest rates. Any hedge ineffectiveness in these relationships is recorded as a component of interest expense on the Company’s Statement of Income. Gains or losses from revaluing foreign exchange contracts associated with hedging the Company’s net investments in foreign affiliates are reported within Accumulated Other Comprehensive Income in Stockholder’s Equity. Unrealized receivables/payables resulting from the mark-to-market on end-user derivatives are included in Securities and Other Financial Instruments Owned or Sold but not yet Purchased.

The adoption of SFAS 133, as of December 1, 2000, did not have a material effect on the Company’s consolidated statement of financial condition or the results of operations, as most of the Company’s derivative transactions are entered into for trading-related activities for which the adoption of SFAS 133 had no impact. Prior year amounts have not been restated to conform with the current SFAS 133 accounting treatment. Therefore, end-user derivative activities for all periods prior to December 1, 2001 are recorded on an accrual basis provided that the derivative was designated and deemed to be a highly effective hedge. For periods prior to 2001, realized gains or losses on early terminations of derivatives that were designated as hedges were deferred and amortized to interest income or interest expense over the remaining life of the instrument being hedged.

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

The Company utilizes interest rate swaps as an end-user to modify the interest rate exposure associated with certain fixed rate resale and repurchase agreements. In accordance with SFAS No. 133, the Company adjusted the carrying value of these secured financing transactions that had been designated as the hedge.

Securities Borrowed and Loaned

Securities borrowed and securities loaned are carried at the amount of cash collateral advanced or received plus accrued interest. It is the Company’s policy to value the securities borrowed and loaned on a daily basis, and to obtain additional cash as necessary to ensure such transactions are adequately collateralized.

Other Secured Borrowings

Other secured borrowings are recorded at contractual amounts plus accrued interest.

Private Equity Investments

The Company carries its private equity investments, including its partnership interests, at fair value based upon the Company’s assessment of each underlying investment. As the general partner in its private equity funds, the Company may be entitled to receive a preferred distribution of realized profits.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” The Company recognizes the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws.

In this regard, deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years and for tax loss carry-forwards, if in the opinion of management, it is more likely than not that the deferred tax asset will be realized. SFAS 109 requires companies to set up a valuation allowance for that component of net deferred tax assets which does not meet the “more likely than not” criterion for realization. Deferred tax liabilities are recognized for temporary differences that will result in taxable income in future years.

Translation of Foreign Currencies

Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the statement of financial condition date. Revenues and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, net of hedging  gains or losses and taxes, are included in Accumulated Other Comprehensive Income, a separate component of Stockholders’ Equity. Gains or losses resulting from foreign currency transactions are included in the Consolidated Statement of Income.

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are recorded at historical cost, net of accumulated depreciation and amortization. Depreciation is recognized on a straight-line basis over the estimated useful lives. Buildings are depreciated up to a maximum of 40 years.   Leasehold improvements are amortized over the lesser of their economic useful lives or the terms of the underlying leases, ranging up to 20 years. Equipment, furniture and fixtures are depreciated over periods of up to 15 years. Internal use of Software which qualifies for capitalization under American Institute of Certified Public Accountants (“AICPA”) Statement of position 98-1, “Accounting for the costs of Computer Software Developed or Obtained for Internal Use” is capitalized and subsequently amortized over the estimated useful life of the software, generally 3 years, with a maximum of 7 years.

Long Lived Assets

In accordance with SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” the Company reviews assets, such as property, equipment and leasehold improvements for impairment whenever events or changes in circumstances indicate that the carrying value amount may not be recoverable. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, then an impairment loss would be recognized to the extent that the carrying value of such asset exceeded its fair value.

Goodwill

As of December 1, 2002, the Company adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, intangible assets with indefinite lives and goodwill are no longer required to be amortized. Instead, these assets are evaluated annually for impairment. The Company adopted the provisions of SFAS 142 at the beginning of fiscal year 2002 and the change did not have a material impact to the Company’s financial position or its results of operations. Prior to December 1, 2002 the Company amortized goodwill using the straight-line method over periods not exceeding 35 years. Goodwill is reduced upon the recognition of certain acquired net operating loss carryforward benefits.

Stock-Based Awards

The Company’s employees participate in Holdings’ stock-based incentive plans. Holdings accounts for these awards on a consolidated basis in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related interpretations. The Company records as compensation and benefits the allocated share of Holdings’ compensation cost.

Statement of Cash Flows

For purposes of the Consolidated Statement of Cash Flows, the Company defines cash equivalents as highly liquid investments with original maturities of three months or less, other than those held for sale in the ordinary course of business.

Consolidation Accounting Policies

Operating Companies

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 94, “Consolidation of All Majority-Owned Subsidiaries,” and consolidates operating entities when the Company has a controlling financial interest over the business activities of such entities. Non-controlled operating entities are accounted for under the equity method when the Company is able to exercise significant influence over the business activities of such entities. The cost method is applied when the ability to exercise significant influence is not present.

Special Purpose Entities

For those entities which do not meet the definition of conducting a business, often referred to as special purpose entities (“SPE’s”), the Company follows the accounting guidance under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB No. 125,” and Emerging Issues Task Force (“EITF”) Topic D-14, “Transactions Involving Special-Purpose Entities,” to determine whether or not such SPE’s are required to be consolidated. The majority of the Company’s involvement with SPE’s relates to securitization transactions meeting the SFAS 140 definition of a qualifying special purpose entity (“QSPE”). A QSPE can generally be described as an entity with significantly limited powers which are intended to limit such entity to passively holding financial assets and distributing cash flows based upon predetermined criteria. Based upon the guidance in SFAS 140, the Company does not consolidate such QSPE’s. Rather, the Company accounts for its involvement with such QSPE’s under a financial components approach in which the Company recognizes only its retained involvement with the QSPE. The Company accounts for such retained interests at fair value.

Certain special purpose entities do not meet the QSPE criteria due to their permitted activities not being sufficiently limited, or because the assets are not deemed qualifying financial instruments (e.g., real estate). In instances in which the Company is either the sponsor of or transferor of assets to a non-qualifying SPE, the Company follows the accounting guidance provided by EITF Topic D-14 to determine whether consolidation is required. Under this guidance, the Company would not consolidate such SPE if a third party investor made a substantial equity investment in the SPE (minimum of 3%), was subject to first dollar risk of loss of such SPE, and had a controlling financial interest.

Transfers of Financial Assets

The Company accounts for transfers of financial assets in accordance with SFAS 140. In accordance with this guidance the Company recognizes the transfer of financial assets as sales provided that control has been relinquished. Control is deemed to be relinquished only when all of the following conditions have been met: i) the assets have been isolated from the transferor even in bankruptcy or other receivership (true sale opinions are required), ii) the transferee has the right to pledge or exchange the assets received and iii) the transferor has not maintained effective control over the transferred assets (e.g., through a unilateral ability to repurchase a unique or specific asset).

Revenue Recognition Policies

Principal Transactions

Securities and other financial instruments owned and securities and other financial instruments sold but not yet purchased (both of which are recorded on a trade date basis) are valued at market or fair value, as appropriate, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Income. Market value is generally based on listed market prices. If listed market prices are not available, or if liquidating the Company’s position is reasonably expected to affect market prices, fair value is determined based on broker quotes, internal valuation pricing models which take into account time value and volatility factors underlying the financial instruments, or management’s estimate of the amounts that could be realized under current market conditions, assuming an orderly liquidation over a reasonable period of time.

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

Interest Revenue/Expense

The Company recognizes contractual interest on securities and other financial instruments owned and securities and other financial instruments sold but not yet purchased on an accrual basis as a component of Interest and dividends revenues and Interest expense, respectively. Interest flows on the Company’s derivative transactions are included as part of the Company’s mark-to-market valuation of these contracts within Principal transactions and are not recognized as a component of interest revenue/expense.

The Company accounts for its secured financing activities, and short and long-term borrowings on an accrual basis with related interest recorded as interest revenue or interest expense, as applicable.

Note 2. September 11th Related (Recoveries)/Expenses, Net

As a result of the September 11, 2001 terrorist attack, the Company’s leased facilities in the World Trade Center were destroyed and its leased and owned facilities in the World Financial Center (“WFC”) complex (including the 3 World Financial Center building owned jointly with American Express) were significantly damaged. All employees and operations in the downtown New York area were displaced. Key business activities and necessary support functions were quickly relocated to the Company’s back-up facilities in New Jersey and to various other temporary sites.

Holdings had significant levels of insurance in place to cover the losses resulting from the terrorist attack including a policy covering damage to the core and shell of the 3 WFC building and a separate policy covering the property damage at the WTC and WFC facilities, losses resulting from business interruption and extra expenses associated with the relocation to, and occupancy of, the temporary facilities.

During 2001, the Company recognized a pretax charge of $51 million ($29 million after-tax) associated with the net losses stemming from the events of September 11, 2001. The September 11 charge in 2001 includes losses and costs of approximately $291 million offset by estimated insurance recoveries of $240 million. These losses and costs include the write-off of property damaged, destroyed or abandoned at the Company’s downtown facilities totaling approximately $213 million, with the remainder representing compensation paid to employees during the time they were idled and/or engaged specifically in business recovery efforts, costs incurred to maintain the facilities while they are unusable and other costs associated with the redeployment of the Company’s workforce to the temporary facilities. All expenses associated with the Company’s use of temporary facilities during 2001 have been reflected as part of occupancy or technology and communications expenses in the accompanying consolidated statement of income. The insurance recovery recorded through November 30, 2001 was limited to the net historical book value of assets believed damaged, destroyed or abandoned and the out-of-pocked costs for certain extra expenses incurred during the period.

During fiscal 2002, the Company incurred costs of approximately $22 million, primarily related to technology restoration and other costs associated with unusable facilities, which were fully offset by estimated insurance recoveries. In addition, during 2002, the Company incurred costs of approximately $16 million to repair damage incurred to the core and shell of the Company’s 3 World Financial Center facility, which were also offset by estimated insurance recoveries. The Company transferred any receivables recorded under its insurance policies as well as its interest in the 3 World Financial Center building to Holdings for book value during 2002.

During the fourth quarter of 2002, Holdings settled its insurance claim for $700 million, the policy limit, with its insurance carriers with respect to the property damaged at the World Trade Center and World Financial Center facilities, losses resulting from business interruption and extra expenses associated with its relocation to and occupancy of temporary facilities.  During the fourth quarter of 2002, after further consideration of maintaining real-estate in both downtown and midtown New York City locations, the Company decided to completely exit its downtown area facilities. As a result, the Company recognized a charge of approximately $152 million in the fourth quarter of 2002 relating to decisions to exit excess space resulting from occupancy actions taken following September 11th. The charge relates to sublease losses on the Company’s facilities at 1 World Financial Center and 399 Park Avenue. In addition, included in the September 11th related (recoveries)/expenses, net is $152 million of insurance recoveries allocated to the Company by Holdings.

Note 3. Costs Associated with Real-Estate Reconfiguration

During 2002 the Company recorded a pre-tax charge of approximately $8 million ($4 million after-tax) for costs associated with the consolidation or closure of certain U.S. branch locations.

Note 4. Regulatory Settlement

In the fourth quarter of 2002 the Company recorded a pre-tax charge of $80 million ($56 million after-tax) associated with a proposed agreement reached with various Federal and State regulatory authorities to settle inquiries related to alleged conflicts of interest involving equity research analysts. An agreement in principal was signed on December 20, 2002 and includes certain organizational structural reforms, including providing independent research to clients in the future, as well as the payment of $80 million, including $50 million in retrospective relief, $5 million for investor education and $25 million (over the course of 5 years) to fund the purchase of independent research. The net after-tax amount of this regulatory settlement was paid to the Company by Holdings in the form of a capital contribution.

Note 5. Short-term Financings

The Company obtains short-term financing on both a secured and unsecured basis. The secured financing is obtained through the use of repurchase agreements and securities loaned agreements, which are primarily collateralized by government, agency and equity securities. The unsecured financing is generally obtained through short-term debt and the issuance of commercial paper.

The Company’s short-term debt financing is comprised of the following:

	November 30,
	2002	2001
	(in millions)
Short-term debt:
Payables to banks	$89	$522
Master notes	8	16
Secured bank loans	26	500
Total Short-term Debt (1)	$123	$1,038

(1)                                  At November 30, 2002 and 2001 the weighted average interest rates for short-term borrowings were 1.4% and 3.0%, respectively.

Note 6. Long-term Debt

	U.S. Dollar
	Fixed	Floating	November 30,
	Rate	Rate	2002	2001
	(in millions)
Senior Notes
Maturing in Fiscal 2002				$14
Maturing in Fiscal 2003	$1	—	$1	32
Maturing in Fiscal 2004	1,765	—	1,765	1,778
Maturing in Fiscal 2005	—	—	—	13
Maturing in Fiscal 2006	1,350	$395	1,745	30
Maturing in Fiscal 2007	—	—	—	29
December 1, 2007 and thereafter	—	—	—	34
Senior Notes	3,116	395	3,511	1,930

Subordinated Indebtedness
Maturing in Fiscal 2002				1,211
Maturing in Fiscal 2003	497	1,600	2,097	1,275
Maturing in Fiscal 2004	200	735	935	191
Maturing in Fiscal 2005	106	—	106	94
Maturing in Fiscal 2006	337	—	337	300
Maturing in Fiscal 2007	339	—	339	300
December 1, 2007 and thereafter	665	—	665	826
Subordinated Indebtedness	2,144	2,335	4,479	4,197
Long-Term Debt	$5,260	$2,730	$7,990	$6,127

Of the Company’s long-term debt outstanding as of November 30, 2002, $200 million is repayable prior to maturity at the option of the holder, at par value. These obligations are reflected in the above table as maturing at their put dates of fiscal 2003, rather than at their contractual maturities of 2026.

As of November 30, 2002, the Company had approximately $1.8 billion available for the issuance of debt securities under various shelf registrations.

End-User Derivative Activities

The Company utilizes interest rate swaps as an end user to modify the interest rate characteristics of its long-term debt portfolio and certain secured financing activities. Effective 2001, the Company adopted SFAS No. 133, and as such all end user derivatives at November 30, 2002 and November 30, 2001 are recorded at fair value on the balance sheet. The Company adjusts the carrying value of a substantial portion of the its fixed rate debt to a modified mark-to-market value in accordance with SFAS No. 133, as such debt was designated as the hedged item in a fair value hedge. (See Note 1 Derivative Financial Instruments).

At November 30, 2002 and 2001, the notional amounts of the Company’s interest rate swaps related to its long-term debt obligations were approximately $2.0 billion and $2.4 billion, respectively. These derivatives are principally utilized to convert the Company’s fixed rate debt to floating interest rates. In terms of notional amounts outstanding, these derivative contracts mature as follows:

	November 30,
	2002	2001
	(in millions)

Maturing in Fiscal 2002		$451
Maturing in Fiscal 2003	$475	475
Maturing in Fiscal 2004	191	191
Maturing in Fiscal 2005	94	94
Maturing in Fiscal 2006	300	300
Maturing in Fiscal 2007	300	299
December 1, 2007 and thereafter	600	600
Total	$1,960	$2,410

Weighted-average interest rate at November 30:
Receive rate	7.39%	7.35%
Pay rate	2.30%	2.97%

In addition, the Company’s end-user derivative activities resulted in the following changes to the Company’s mix of fixed and floating rate debt and effective weighted-average rates of interest:

	November 30, 2002
	Long-Term Debt		Weighted-Average
	Before End User Activities	After End User Activities	Contractual Interest Rate	Effective Rate After End User Activities
	(in millions)
USD obligations:
Fixed rate	$5,260	$3,124
Floating rate	2,730	4,866
Total	$7,990	$7,990	5.04%	3.79%

	November 30, 2001
	Long-Term Debt		Weighted-Average
	Before End User Activities	After End User Activities	Contractual Interest Rate	Effective Rate After End User Activities
	(in millions)
USD obligations:
Fixed rate	$4,460	$1,894
Floating rate	1,667	4,233
Total	$6,127	$6,127	6.44%	4.73%

Note 7. Holdings’ Benefit and Incentive Plans

The Company’s employees participate in Holdings’ various benefit and incentive plans. The Company records its allocated share of Holdings’ stock-based compensation cost. Holdings’ stock-based compensation cost was $570 million, $544 million and $520 million for the years ended November 30, 2002, 2001 and 2000, respectively. The Company’s allocated cost was $364 million, $330 million and $319 million for the years ended November 30, 2002, 2001 and 2000, respectively. Holdings recognizes its stock based compensation costs in accordance with APB 25. The following is a description of Holdings’ various benefit and incentive plans.

Employee Stock Purchase Plan

Holdings’ Employee Stock Purchase Plan (the “ESPP”) allows employees to purchase Common Stock at a 15% discount from market value, with a maximum of $25,000 in annual aggregate purchases by any one individual. The number of shares of Common Stock authorized for purchase by eligible employees is 12.0 million. As of November 30, 2002 and 2001, 5.8 million shares and 5.5 million shares, respectively, of Common Stock had cumulatively been purchased by eligible employees through the ESPP.

1994 Incentive Plans

Holdings’ 1994 Management Ownership Plan (the “1994 Plan”) provides for the issuance of restricted stock units (“RSUs”), performance stock units (“PSUs”), stock options and other equity awards for a period of up to ten years to eligible employees. A total of 33.3 million shares of Common Stock may be granted under the 1994 Plan. At November 30, 2002, RSU, PSU and stock option awards with respect to 31.2 million shares of Common Stock have been made under the 1994 Plan of which 1.5 million are outstanding and 29.7 million have been converted to freely transferable Common Stock. Holdings will utilize the remaining authorization of 2.1 million shares to satisfy dividend reinvestment requirements for outstanding awards and to fund the annual RSU awards for non-employee directors of Holdings.

1996 Management Ownership Plan

During 1996, Holdings’ stockholders approved the 1996 Management Ownership Plan (the “1996 Plan”) under which awards similar to those of the 1994 Plan may be granted, and under which up to 42.0 million shares of Common Stock may be subject to awards. At November 30, 2002, RSU, PSU and stock option awards with respect to 34.8 million shares of Common Stock have been made under the 1996 Plan of which 19.2 million are outstanding and 15.6 million have been converted to freely transferable Common Stock.

Employee Incentive Plan

The Employee Incentive Plan (“EIP”) has provisions similar to the 1994 Plan and the 1996 Plan, and authorization from the Holdings Board of Directors for the issuance of up to 246.0 million shares of Common Stock which may be subject to awards. At November 30, 2002, awards with respect to 186.7 million shares of Common Stock have been made under the EIP of which 132.2 million are outstanding and 54.5 million have been converted to freely transferable Common Stock.

Note 8. Capital Requirements

As a registered broker-dealer, LBI is subject to the Securities and Exchange Commission (“SEC”) Rule 15c3–1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers’ regulated commodity accounts, as defined. At November 30, 2002, LBI’s regulatory net capital, as defined, of $1,485 million exceeded the minimum requirement by $1,357 million.

As a clearing broker-dealer, the Company has elected to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers (“PAIB calculation”), as defined. The PAIB calculation is completed in order for each correspondent firm that uses the Company as its clearing broker-dealer to classify its assets held by the Company as allowable assets in the correspondents’ net capital calculation. At November 30, 2002, the Company had a reserve requirement for PAIB of $3 million. Additionally, the Company had $53 million of qualified securities or cash on deposit in a Special Reserve Bank Account as of November 30, 2002.

The Company’s “AAA” rated derivatives subsidiaries, Lehman Brothers Financial Products Inc. (“LBFP”) and Lehman Brothers Derivative Products Inc. (“LBDP”), have established certain capital and operating restrictions which are reviewed by various rating agencies. At November 30, 2002, LBFP and LBDP each had capital which exceeded the requirement of the most stringent rating agency by approximately $60 million and $35 million, respectively.

Repayment of subordinated indebtedness and certain advances and dividend payments by LBI are restricted by the regulations of the SEC and other regulatory agencies. At November 30, 2002, $2,745 million of net assets of the Company were restricted as to the payment of dividends, principally as a result of regulations of the SEC and other regulatory agencies. In addition, certain covenants governing the indebtedness of LBI contractually limit its ability to pay dividends.

Note 9. Holdings’ Employee Benefit Plans

Holdings provides various pension plans for the majority of its employees worldwide. In addition, Holdings provides certain other postretirement benefits, primarily health care and life insurance, to eligible employees. The Company records as compensation and benefits its allocated share of the cost of these plans. The following summarizes Holdings’ domestic employee benefit plans in which the Company’s employees participate:

	Pension Benefits		Postretirement Benefits
	November 30,		November 30,
	2002	2001	2002	2001
	(in millions, except for weighted-average)
Change in benefit obligation
Benefit obligation at beginning of year	$555	$486	$53	$50
Service cost	16	10	1	1
Interest cost	40	37	4	3
Plan amendment	—	4	—	—
Actuarial loss	55	38	15	3
Benefits paid	(22)	(20)	(5)	(4)
Benefit obligation at end of year	$644	$555	$68	$53

Change in plan assets
Fair value of plan assets at beginning of year	$653	$750
Actual return on plan assets	(82)	(77)
Employer contributions	80	—
Benefits paid	(22)	(20)
Fair value of plan assets at end of year	$629	$653
Funded (underfunded) status	$(15)	$97	$(68)	$(53)
Unrecognized net actuarial loss/(gain)	394	214	(3)	(19)
Unrecognized prior service cost/(credit)	3	3	(4)	(4)
Prepaid benefit/(accrued) cost	$382	$314	$(75)	$(76)

Weighted-average assumptions
Discount rate	6.75%	7.00%	6.75%	7.25%
Expected return on plan assets	9.00%	11.25%
Rate of compensation increase	4.90%	5.00%	5.00%	5.00%

Holdings’ accumulated benefit obligation at November 30, 2002 was approximately $612 million. The fair value of plan assets at November 30, 2002 exceeded the accumulated benefit obligation by $17 million.

	Pension Benefits			Postretirement Benefits
	Twelve Months Ended November 30,			Twelve Months Ended November 30,
	2002	2001	2000	2002	2001	2000
	(in millions)
Components of net periodic benefit (income) cost
Service cost	$16	$10	$10	$1	$1	$1
Interest cost	40	37	35	4	3	4
Expected return on plan assets	(57)	(83)	(83)	—	—	—
Recognized net actuarial loss (gain)	13	—	—	(1)	(1)	(2)
Net periodic benefit cost/(income)	$12	$(36)	$(38)	$4	$3	$3

For measurement purposes, the annual health care cost trend rate was assumed to be 12.0% for the year ended November 30, 2003. The rate was assumed to decrease 1.0% per year to 5.0% in the year ended November 30, 2009 and remain at that level thereafter.

Assumed health care cost trend rates have an effect on the amount reported for postretirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Point Increase	1% Point Decrease
	(in millions)
Effect on total service and interest cost components in fiscal 2002	$0.4	$(0.1)
Effect on postretirement benefit obligation at November 30, 2002	$3.6	$(3.2)

Note 10. Income Taxes

The Company’s income is included in the consolidated U.S. federal income tax return of Holdings and its subsidiaries. The income tax provision for the Company is computed in accordance with the tax sharing agreement between Holdings and its subsidiaries. In accordance with this agreement, the balances due to Holdings at November 30, 2002 and 2001 were $409 million and $343 million, respectively.

The provision for income taxes consists of the following:

	Twelve months ended November 30,
	2002	2001	2000
	(in millions)
Current
Federal	$293	$174	$300
State	201	140	142
Foreign	168	153	124
	662	467	566
Deferred
Federal	(315)	(131)	(47)
State	(141)	(62)	(36)
	(456)	(193)	(83)
	$206	$274	$483

Income before taxes included $15 million, $(17) million and $26 million that has also been subject to income taxes of foreign jurisdictions for 2002, 2001 and 2000, respectively.

The income tax provision (benefit) differs from that computed by using the statutory federal income tax rate for the reasons shown below:

	Twelve months ended November 30,
	2002	2001	2000
	(in millions)

Federal income taxes at statutory rate	$331	$394	$566
State and local taxes	39	51	69
Tax-exempt income	(180)	(176)	(130)
Amortization of goodwill	—	2	2
Other, net	16	3	(24)
	$206	$274	$483

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

At November 30, 2002 and 2001 the deferred tax assets and liabilities consisted of the following:

	November 30,
	2002	2001
	(in millions)
Deferred tax assets:
Liabilities / accruals not currently deductible	$69	$—
Unrealized trading and investment activity	87	104
Other	25	17
Deferred tax assets	181	121

Deferred tax liabilities	—	(1)
Net deferred tax assets	$181	$120

The net deferred tax assets are included in Other assets in the accompanying Consolidated Statement of Financial Condition. It is anticipated that the Company’s net deferred tax assets will be realized, therefore no valuation allowance has been recorded against deferred tax assets.

In accordance with the tax sharing agreement with Holdings, LBI was reimbursed for $395 million and $230 million of net deferred tax assets in 2002 and 2001, respectively.  The net deferred tax assets transferred in both 2002 and 2001 were principally comprised of deferred tax assets associated with unrealized trading activity, liabilities and other accruals not currently deductible and deferred compensation partially offset by deferred tax liabilities associated with an excess of tax over financial depreciation.

Note 11. Derivative Financial Instruments

Derivatives are financial instruments whose value is based upon an underlying asset (e.g., Treasury bond), index (e.g., S&P 500) or reference rate (e.g., LIBOR). Over-the-counter (“OTC”) derivative products are privately negotiated contractual agreements that can be tailored to meet individual client needs and include forwards, swaps and certain options including caps, collars and floors. Exchange-traded derivative products are standardized contracts transacted through regulated exchanges and include futures and certain option contracts listed on an exchange.

In the normal course of business, the Company enters into derivative transactions both in a trading capacity and as an end-user. The Company’s derivative activities (both trading and end-user) are recorded at fair value on the Company’s Consolidated Statement of Financial Condition. Acting in a trading capacity, the Company enters into derivative transactions to satisfy the needs of its clients and to manage the Company’s own exposure to market and credit risks resulting from its trading activities (collectively, “Trading-Related Derivative Activities”). As an end-user, the Company primarily enters into interest rate swap and option contracts to adjust the interest rate nature of its funding sources from fixed to floating rates, and to change the index upon which floating interest rates are based (e.g., Prime to LIBOR) (collectively, “End-User Derivative Activities”). There is an extensive range of derivative products available in the marketplace, which can vary from a simple forward foreign exchange contract to a complex derivative instrument with multiple risk characteristics involving the aggregation of the risk characteristics of a number of derivative product types including swap products, options and forwards. Listed below are examples of various derivative product types along with a brief discussion of the performance mechanics of certain specific derivative instruments.

Swap Products

Interest rate swap products include interest rate and currency swaps, leveraged swaps, swap options, other interest rate option products including caps, collars and floors, and credit default swaps. An interest rate swap is a negotiated OTC contract in which two parties agree to exchange periodic interest payments for a defined period, calculated based upon a predetermined notional amount. Interest payments are usually exchanged on a net basis throughout the duration of the swap contract. A currency swap is an OTC agreement to exchange a fixed amount of one currency for a specified amount of a second currency at the outset and completion of the swap term. Leveraged swaps involve the multiplication of the interest rate factor upon which the interest payment streams are based (e.g., Party A pays three times the six month LIBOR). Caps are contractual commitments that require the writer to pay the purchaser the amount by which an interest reference rate exceeds a defined contractual rate, if any, at specified times during the contract. Conversely, a floor is a contractual commitment that requires the writer to pay the amount by which a defined contractual rate exceeds an interest reference rate at specified times over the life of the contract, if any. Equity swaps are contractual agreements whereby one party agrees to receive the appreciation (or depreciation) value over a strike price on an equity investment in return for paying another rate, which is usually based upon equity index movements or interest rates. Commodity swaps are contractual commitments to exchange the fixed price of a commodity for a floating price (which is usually the prevailing spot price) throughout the swap term. Credit derivatives are contractual agreements that provide insurance against a credit event of one or more referenced credits. The nature of the credit event is established by the buyer and seller at the inception of the transaction, and such events include bankruptcy, insolvency, rating agency downgrade and failure to meet payment obligations when due. The buyer of the credit derivative pays a periodic fee in return for a contingent payment by the seller (insurer) following a credit event. The Company acts as both a buyer and seller of credit derivatives.

Options

Option contracts provide the option purchaser (holder) with the right but not the obligation to buy or sell a financial instrument, commodity or currency at a predetermined exercise price (strike price) during a defined period (American Option) or at a specified date (European Option). The option purchaser pays a premium to the option seller (writer) for the right to exercise the option. The option seller is obligated to buy (put) or sell (call) the item underlying the contract at a set price, if the option purchaser chooses to exercise. Option contracts also exist for various indices and are similar to options on a security or other instrument except that, rather than physically settling with delivery of the underlying instrument, they are cash settled. As a purchaser of an option contract, the Company is subject to credit risk, since the counterparty is obligated to make payments under the terms of the option contract, if the Company exercises the option. As the writer of an option contract, the Company is not subject to credit risk but is subject to market risk, since the Company is obligated to make payments under the terms of the option contract if exercised.

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

Trading-Related Derivative Activities

Derivatives are subject to various risks similar to other financial instruments including market, credit and operational risk. In addition, the Company may be exposed to legal risks related to its derivative activities including the possibility that a transaction may be unenforceable under applicable law. The risks of derivatives should not be viewed in isolation, but rather should be considered on an aggregate basis along with the Company’s other trading-related activities. The Company manages the risks associated with derivatives on an aggregate basis along with the risks associated with its proprietary trading and market-making activities in cash instruments as part of its firm-wide risk management policies.

Derivatives are generally based upon notional amounts. Notional amounts are not recorded on-balance sheet, but rather are utilized solely as a basis for determining future cash flows to be exchanged. Therefore, notional amounts provide a measure of the Company’s involvement with such instruments, but are not indicative of actual or potential risk. As of November 30, 2002 and 2001, the Company had total notional/contract amounts of trading related derivative activities of  $6,307 billion and $4,679 billion, respectively. Of the total notional amounts approximately $5,964 billion and $4,302 billion are over-the-counter and $343 billion and $377 billion are exchange-traded as of November 30, 2002 and 2001, respectively. The total weighted-average maturity at November 30, 2002 and 2001, for over-the-counter and exchange-traded contracts was 4.7 years and 0.7 years and 4.9 and 0.8 years, respectively. Approximately $1,837 billion of the notional/contract amount of the Company’s Trading-Related Derivative Activities mature within the year ending November 30, 2003.

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

Listed in the following table is the fair value of the Company’s Trading-Related Derivative Activities as of November 30, 2002 and 2001. Assets and liabilities represent net unrealized gains (amounts receivable from counterparties) and net unrealized losses (amounts payable to counterparties), respectively.

Fair Value of Trading-Related Derivative Financial Instruments

	Fair Value*		Fair Value*
	November 30, 2002		November 30, 2001
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Interest rate , currency and credit default swaps and options (including caps, collars and floors)	$7,594	$6,832	$5,474	$5,025
Foreign exchange forward contracts and options	368	391	240	197
Other fixed income securities contracts (including futures contracts, options and TBAs)	247	214	476	226
Equity contracts (including equity swaps, warrants and options)	537	627	537	510
	$8,746	$8,064	$6,727	$5,958

*                                         Amounts represent carrying value (exclusive of collateral). Amounts do not include receivables or payables related to exchange-traded futures contracts.

Assets included in the table above represent the Company’s unrealized gains, net of unrealized losses for situations in which the Company has a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties. Therefore, the fair value of assets/liabilities related to derivative contracts at November 30, 2002 and 2001 represents the Company’s net receivable/payable for derivative financial instruments before consideration of collateral. Included within the $8,746 million fair value of assets at November 30, 2002 was $8,209 million related to swaps and other OTC contracts and $537 million related to exchange-traded option and warrant contracts. Included within the $6,727 million fair value of assets at November 30, 2001 was $6,239 million related to swaps and other OTC contracts and $488 million related to exchange-traded option and warrant contracts.

The primary difference in risks related to OTC and exchange-traded contracts is credit risk. OTC contracts contain credit risk for unrealized gains from various counterparties for the duration of the contract, net of collateral. With respect to OTC contracts, including swaps, the Company views its net credit exposure to third-parties to be $6,676 million at November 30, 2002, representing the fair value of the Company’s OTC contracts in an unrealized gain position, after consideration of collateral.

Counterparties to the Company’s OTC derivative products are primarily financial intermediaries (U.S. and foreign banks), securities firms, corporations, governments and their agencies, finance companies, insurance companies, investment companies and pension funds. Collateral held related to OTC contracts generally includes U.S. government and federal agency securities. Presented below is an analysis of the Company’s net credit exposure at November 30, 2002 for OTC contracts based upon actual ratings made by external rating agencies or by equivalent ratings established and utilized by the Company’s Credit Risk Management Department.

Counterparty Risk Rating	S&P/Moody’s Equivalent	Net Credit Exposure
1	AAA/Aaa	15%
2	AA-/Aa3 or higher	26%
3	A-/A3 or higher	42%
4	BBB-/Baa3 or higher	13%
5	BB-/Ba3 or higher	4%
6	B+/B1 or lower	—

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

End-User Derivative Activities

The Company utilizes a variety of derivative products for non-trading purposes as an end-user to modify the interest rate characteristics of its long-term debt portfolio and certain secured financing activities. In this regard, the Company primarily enters into fair value hedges utilizing interest rate swaps to convert a substantial portion of the Company’s fixed rate long-term debt and certain term fixed rate secured financing activities to a floating interest rate. The ineffective portion of the fair value hedges were included in Interest expense on the Consolidated Statement of Income and were not material to the Company’s results for the twelve months ended November 30, 2002, 2001 and 2000. At November 30, 2002 and 2001, the notional amounts of the Company’s end-user activities related to its long-term debt obligations were approximately $2.0 billion and $2.4 billion, respectively. (For a further discussion of the Company’s long-term debt related end-user derivative activities see Note 6.)

The Company also utilizes derivative products as an end user to modify its interest rate exposure associated with its secured financing activities, including securities purchased under agreements to resell, securities borrowed, securities sold under agreements to repurchase and securities loaned. At November 30, 2002 and 2001, the Company had $210 billion of  such secured financing activities. As with the Company’s long-term debt, its secured financing activities expose the Company to interest rate risk. The Company, as an end user, manages the interest rate risk related to these activities by utilizing derivative financial instruments, including interest rate swaps and purchased options. The Company designates derivative transactions against specific assets and liabilities with matching maturities. At November 30, 2002 and 2001, the Company, as an end user, utilized derivative financial instruments with an aggregate notional amount of $6.9 billion and $8.8 billion, respectively, to modify the interest rate characteristics of its secured financing activities.  The total notional amount of these agreements had a weighted-average maturity of 5.3 years and 5.1 years as of November 30, 2002 and 2001, respectively.

Note 12. Securitizations

The Company is a market leader in mortgage- and asset-backed securitizations and other structured financing arrangements. In connection with these activities, the Company utilizes special purpose entities principally for (but not limited to) the securitization of commercial and residential mortgages, home equity loans, government and corporate bonds, and lease and trade receivables. The Company derecognizes financial assets transferred in securitizations provided that the Company has relinquished control over such assets. For further information regarding the accounting for securitization transactions, refer to Note 1, Basis of Presentation – Consolidation Accounting Policies — Transfers of Financial Assets. The Company may retain an interest in the financial assets it securitizes (“Retained Interests”), which may include assets in the form of residual interests in the special purpose entities established to facilitate the securitization. Any Retained Interests are included in Securities and Other Financial Instruments Owned (principally Mortgages and Mortgage-Backed) within the Company’s Consolidated Statement of Financial Condition. During fiscal 2002 and 2001, the Company securitized approximately $144 billion and $105 billion of financial assets, including: $103 billion and $49 billion of residential mortgages, $11 billion and $9 billion of commercial mortgages, and $30 billion and $47 billion of other asset-backed financial instruments, respectively.

As of November 30, 2002 and November 30, 2001, the Company had approximately $1.1 billion and $1.4 billion, respectively, of non-investment grade Retained Interests from its securitization activities (principally junior security interests in securitizations) including $0.5 billion and $0.9 billion of commercial mortgages, $0.4 billion and $0.3 billion of residential mortgages, and $0.2 billion and $0.2 billion of other asset-backed financial instruments, respectively. The Company records its trading assets on a mark-to-market basis, including those assets held prior to securitization, as well as any retained interests post securitization. Mark-to-market gains or losses are recorded in Principal transactions in the Consolidated Statement of Income. Fair value is determined based upon listed market prices, if available. When listed market prices are not available, fair value is determined based on other relevant factors, including broker or dealer price quotations and valuation pricing models which take into account time value and volatility factors underlying the financial instruments among other factors.

The tables below outline the key economic assumptions used in measuring the fair value of retained interests:

At November 30, 2002:

	Residential Mortgages	Commercial Mortgages	Other Asset Backed

Weighted average life	3 years	1 year	5 years
Annual prepayment rate	4 – 65 CPR	0 – 15 CPR	8 – 15 CPR
Credit Loss Assumption	.5 – 6%	2 – 17%	3 – 10%
Weighted average Discount rate	17%	20%	5%

At November 30, 2001:

	Residential Mortgages	Commercial Mortgages	Other Asset Backed

Weighted average life	4 years	1 year	2 years
Annual prepayment rate	6 – 45 CPR	0 – 10 CPR	6 – 12 CPR
Credit Loss Assumption	.5 – 6%	2 – 17%	3 – 10%
Weighted average Discount rate	19%	20%	8%

The tables below outline the sensitivity of the fair value of the retained interests to immediate 10% and 20% adverse changes in the above assumptions (dollars in millions):

	At November 30, 2002			At November 30, 2001
	Residential Mortgages	Commercial Mortgages	Other Asset Backed	Residential Mortgages	Commercial Mortgages	Other Asset Backed

Prepayment speed:
Impact of 10% adverse change	$4	$—	$1	$9	$—	$—
Impact of 20% adverse change	$8	$—	$2	$17	$—	$—
Assumed credit losses:
Impact of 10% adverse change	$17	$—	$12	$16	$—	$2
Impact of 20% adverse change	$33	$12	$24	$32	$—	$4
Discount rate:
Impact of 10% adverse change	$17	$—	$12	$26	$2	$2
Impact of 20% adverse change	$34	$—	$24	$52	$4	$3

The sensitivity analysis in the preceding table is hypothetical and should be used with caution as the above stresses are performed without consideration of the impact of hedges, which serve to reduce the Company’s actual risk. In addition, these results are calculated by stressing a particular economic assumption independent of changes in any other assumption (as required by U.S. GAAP); in reality, changes in one factor often result in changes in another (for example, changes in discount rates will often impact expected prepayment speeds). Further, changes in the fair value based upon a 10% or 20% variation in an assumption should not be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear.

The following table summarizes cash flows from securitization trusts for the fiscal year ended November 30, 2002:

	Residential Mortgages	Commercial Mortgages	Other Asset Backed
	(in millions)
Purchases of delinquent loans	$—	$(22)	$—
Cash flows received on retained interest	$240	$73	$133

Note 13. Fair Value of Financial Instruments

SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” requires the Company to report the fair value of financial instruments, as defined. Assets and liabilities that are carried at fair value include all of the Company’s trading assets and liabilities including derivative financial instruments used for trading purposes as described in Note 1, which are recorded as securities and other financial instruments owned and securities and other financial instruments sold but not yet purchased.

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

In 2002 and 2001, the Company’s long-term debt was recorded at historical amounts, unless designated as the hedged item in a fair value hedge under SFAS 133. The Company carries such hedged debt on a modified mark-to-market basis, which could differ from fair value.

The following table provides a summary of the fair value of the Company’s long-term debt and related end user derivative activities. The fair value of the Company’s long-term debt was estimated using either quoted market prices or discounted cash flow analyses based on the Company’s current borrowing rates for similar types of borrowing arrangements.

	2002	2001
	(in millions)
Carrying value of long-term debt	$7,990	$6,127
Fair value of long-term debt	$8,019	$6,105
Unrecognized net (loss) gain on long-term debt	$(29)	$22

The Company carries its secured financing activities, including securities purchased under agreements to resell, securities borrowed, securities sold under agreements to repurchase, securities loaned and other secured borrowings, at their original contract amount plus accrued interest. As the majority of such financing activities are short-term in nature, carrying value approximates fair value. At November 30, 2002 and 2001, the Company had $210 billion of such secured financing activities. As with the Company’s long-term debt, its secured financing activities expose the Company to interest rate risk.

At November 30, 2002 and 2001, the Company, as an end user, utilized derivative financial instruments with an aggregate notional amount of $6.9 billion and $8.8 billion, respectively, to modify the interest rate characteristics of its secured financing activities. At November 30, 2002 and 2001, the carrying value of the related secured financing activities approximated its fair value. Additionally, at November 30, 2002 and 2001, the Company had approximately $30 million of unrecognized losses related to approximately $4 billion of unhedged long-term fixed rate secured financing activities.

Note 14. Financial Instruments

Securities and other financial instruments owned and securities and other financial instruments sold, but not yet purchased are recorded at fair value and were comprised of the following:

	November 30,
	2002	2001
Securities and other financial instruments owned:
Mortgages and mortgage backed	$9,032	$8,079
Government and agencies	21,845	19,868
Derivatives and other contractual agreements	8,746	6,727
Corporate debt and other	11,065	9,423
Corporate equities	17,562	20,433
Certificates of deposits and other money market instruments	2,631	3,137
	$70,881	$67,667
Securities and other financial instruments sold but not yet purchased:
Government and agencies	$31,395	$19,294
Derivatives and other contractual agreements	8,064	5,958
Corporate debt and other	7,101	4,342
Corporate equities	3,792	3,376
	$50,352	$32,970

Note 15. Securities Pledged as Collateral

The Company enters into secured borrowing and lending transactions to finance trading inventory positions, obtain securities for settlement, and meet customers’ needs. The Company primarily receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans and certain other loans. The Company is generally permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, enter into securities lending transactions or deliver to counterparties to cover short positions. The Company carries secured financing agreements for financial reporting purposes on a net basis by counterparty when permitted under the provisions of Financial Accounting Standards Board Interpretation No. 41 (“FIN 41”).

At November 30, 2002 and 2001, the fair value of securities received as collateral and securities owned that have not been sold, repledged or otherwise encumbered totaled approximately $13 billion and $9 billion, respectively. At November 30, 2002 and 2001, the gross fair value of securities received as collateral where the Company was permitted to sell or repledge the securities was approximately $290 billion and $190 billion, respectively. Of this collateral, approximately $286 billion and $183 billion at November 30, 2002 and 2001, respectively, has been sold or repledged, generally as collateral under repurchase agreements or to cover securities and other financial instruments sold but not yet purchased.

The Company also pledges its own assets, principally to collateralize certain financing arrangements. These pledged securities, where the counterparty has the right, by contract or custom, to rehypothecate the financial instruments are classified as securities and other financial instruments owned, pledged as collateral on the Company’s Consolidated Statement of Financial Condition as required by SFAS 140.

In addition, the carrying value of securities and other financial instruments owned that have been pledged to counterparties where those counterparties do not have the right to sell or repledge were approximately $30 billion and $40 billion at November 30, 2002 and 2001, respectively.

Note 16. Other Commitments and Contingencies

As of November 30, 2002 and 2001, the Company was contingently liable for $0.8 billion and $0.9 billion, respectively, of letters of credit, primarily used to provide collateral for securities and commodities borrowed and to satisfy margin deposits at option and commodity exchanges.

In connection with its financing activities, the Company had outstanding commitments under certain lending arrangements of approximately $1.1 billion and $1.5 billion at November 30, 2002 and 2001, respectively. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers’ creditworthiness. At November 30, 2002, the Company had commitments to enter into forward starting secured financing transactions including reverse repurchase agreements and repurchase agreements of approximately $68.6 billion and $38.1 billion, respectively, as compared to $43.6 billion and $21.5 billion, respectively, at November 30, 2001.

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

The Company had lending commitments to investment grade borrowers (after consideration of hedges) of approximately $2.6 billion and $3.2 billion at November 30, 2002 and November 30, 2001, respectively. In addition, the Company had credit risk associated with lending commitments to non-investment grade borrowers (after consideration of hedges) of $1.1 billion and $1.0 billion at November 30, 2002 and November 30, 2001, respectively. Before consideration of hedges, the Company had commitments to investment and non-investment grade borrowers of $6.2 billion and $1.2 billion as compared to $4.3 billion and $1.0 billion at November 30, 2002 and November 30, 2001, respectively. The Company had available undrawn borrowing facilities with third parties of approximately $2.8 billion and $2.9 billion at November 30, 2002 and November 30, 2001, respectively, which can be drawn upon to provide funding for these commitments. These funding facilities contain limits for certain concentrations of counterparty, industry or credit ratings of the underlying loans.

In addition, the Company provided high yield contingent commitments related to acquisition financing of approximately $2.8 billion and $0.6 billion at November 30, 2002 and 2001, respectively. The Company’s intent is, and its past practice has been, to sell down significantly all the credit risk associated with these loans, if closed, through loan syndications, consistent with the Company’s credit facilitation framework. These commitments are not indicative of the Company’s actual risk as the borrower’s ability to draw is subject to there being no material adverse change in either market conditions or the borrower’s financial condition, among other factors. In addition, these commitments contain certain flexible pricing features in order to adjust for changing market conditions.

At November 30, 2002 the Company had liquidity commitments of approximately $0.6 billion related to trust certificates backed by investment grade municipal securities, as compared to $1.6 billion at November 30, 2001. The Company’s obligation under such liquidity commitments is generally less than one year and is typically further limited by the fact that the Company’s obligation ceases if the underlying assets are downgraded below investment grade or default.

As of November 30, 2002 and 2001, the Company had pledged securities, primarily fixed income, having a market value of approximately $23.4 billion and $16.6 billion, respectively, as collateral for securities borrowed having a market value of approximately $23.3 billion and $16.4 billion, respectively.

Securities and other financial instruments sold but not yet purchased represent obligations of the Company to purchase the securities at prevailing market prices. Therefore, the future satisfaction of such obligations may be for an amount greater or less than the amount recorded. The ultimate gain or loss is dependent upon the price at which the underlying financial instrument is purchased to settle the Company’s obligation under the sale commitment.

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

At November 30, 2002 and 2001, the Company had commitments to invest up to $384 million and $169 million, respectively, directly and through partnerships in private equity related investments. These commitments will be funded as required through the end of the respective investment periods, principally expiring in 2004.

Subsidiaries of the Company, as general partner, are contingently liable for the obligations of certain public and private limited partnerships organized as pooled investment funds or engaged primarily in real estate activities. In the opinion of the Company, contingent liabilities, if any, for the obligations of such partnerships will not in the aggregate have a material adverse effect on the Company’s consolidated financial position or results of operations.

In the normal course of its business, the Company has been named a defendant in a number of lawsuits and other legal proceedings. After considering all relevant facts, available insurance coverage and the advice of counsel, in the opinion of the Company such litigation will not, in the aggregate, have a material adverse effect on the Company’s consolidated financial position or cash flows, but may be material to the Company’s operating results for any particular period, depending on the level of income for such period.

Concentrations of Credit Risk

As a leading global investment bank, the Company is actively involved in securities underwriting, brokerage, distribution and trading. These and other related services are provided on a worldwide basis to a large and diversified group of clients and customers, including multinational corporations, governments, emerging growth companies, financial institutions and individual investors.

A substantial portion of the Company’s securities and commodities transactions are collateralized and are executed with, and on behalf of, commercial banks and other institutional investors, including other brokers and dealers. The Company’s exposure to credit risk associated with the non-performance of these customers and counterparties in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile or illiquid trading markets, which may impair the ability of customers and counterparties to satisfy their obligations to the Company.

Securities and other financial instruments owned by the Company include U.S. government and agency securities and securities issued by non-U.S. governments, which in the aggregate, represented 11% of the Company’s total assets at November 30, 2002. In addition, resale agreements represented 39% of total assets at November 30, 2002, and consisted principally of securities issued by the U.S. government, federal agencies or non-U.S. governments. The Company’s most significant industry concentration is financial institutions, which include other brokers and dealers, commercial banks and institutional clients. This concentration arises in the normal course of the Company’s business.

Lease Commitments

The Company leases office space and equipment primarily in the United States. Total rent expense for 2002, 2001 and 2000 was $75 million, $46 million and $23 million, respectively. Certain leases on office space contain escalation clauses providing for additional rentals based upon maintenance, utility and tax increases.

Minimum future rental commitments under non-cancelable operating leases (net of subleases of $52 million) are as follows:

Minimum Future Rental Commitments

(in millions)

Fiscal 2003	$76
Fiscal 2004	58
Fiscal 2005	72
Fiscal 2006	71
Fiscal 2007	69
December 1, 2007 and thereafter	760
$1,106

Included in the above table are net rental commitments of approximately $603 million associated with properties vacated by the Company due to the events of September 11, 2001. The Company recognized certain charges in 2002 related to its decision to exit its down-town New York City campus resulting from occupancy actions taken after the events of September 11th, as well as costs associated with the consolidation of certain U.S. branches (See Notes 2 and 3 for additional information regarding September 11th Related (Recoveries)/Expenses, Net and Costs Associated with Real Estate Reconfiguration).

The Company allocates a portion of the costs associated with the above properties to certain related parties based upon headcount usage.

Note 17. Related Party Transactions

In the normal course of business, the Company engages in various securities trading, investment banking and financing activities with Holdings and many of its subsidiaries (the “Related Parties”). Various charges, such as compensation and benefits, occupancy, administration and computer processing are allocated between the Related Parties, based upon specific identification and other allocation methods.

Holdings has allocated to the Company the cost of certain employees and space in various New York City and surrounding locations. In addition, the Company charges other affiliates of Holdings for services it provides and also has certain revenue sharing arrangements. A portion of these reimbursements are variable in nature. The aggregate of these amounts, including any reimbursements, are classified in the Consolidated Statement of Income as a component of Management fees, Compensation and benefits, or Revenues as appropriate.

Holdings and subsidiaries of Holdings raise money through short- and long-term funding in the capital markets, which is used to fund the operations of certain of the Company’s wholly owned subsidiaries. Advances from Holdings and other affiliates were $13.2 billion and $21.5 billion at November 30, 2002 and 2001, respectively.

In connection therewith, advances from Holdings aggregating approximately $11.5 billion and $20.3 billion at November 30, 2002 and 2001, respectively, are generally payable on demand. The average interest rate charged on these advances is primarily based on Holdings’ average daily cost of funds, which was 1.8% and 4.8% for the twelve months ended November 30, 2002 and 2001, respectively. In addition, the Company had borrowings from Holdings and subsidiaries of Holdings, classified as subordinated indebtedness, of approximately $2.1 billion and $1.6 billion at November 30, 2002 and 2001, respectively. In addition, the Company has advances from other subsidiaries of Holdings aggregating approximately $1.7 billion and $1.2 billion at November 30, 2002 and 2001, respectively, with various repayment terms.

At November 30, 2002, the Company has $11.0 billion of securities purchased under agreements to resell and $15.7 billion of securities sold under agreements to repurchase with Holdings and subsidiaries of Holdings. Additionally, at November 30, 2002, the Company has $0.9 billion and $2.0 billion included within derivatives and other contractual agreements owned and sold but not yet purchased, respectively, with Holdings and subsidiaries of Holdings.

The Company believes that amounts arising through related party transactions, including those allocated expenses referred to above, are reasonable and approximate the amounts that would have been recorded if the Company operated as an unaffiliated entity.

During 2002, the Company distributed $1,085 million to Holdings as dividends. In 2001, the Company distributed $1,052 million to Holdings. During 2002, Holdings contributed capital of $56 million associated with the Company’s regulatory settlement. Additional information about the Company’s regulatory settlement can be found in Note 4 to the Consolidated Financial Statements.

Note 18. Segments

Lehman Brothers operates in three segments: Investment Banking, Capital Markets, and Client Services.

The Investment Banking Division provides advice to corporate, institutional and government clients throughout the world on mergers, acquisitions and other financial matters. The Division also raises capital for clients by underwriting public and private offerings of debt and equity securities.

The Capital Markets Division includes the Company’s institutional sales, trading, research and financing activities in equity and fixed income cash and derivatives products. Through the Division, the Company is a global market-maker in numerous equity and fixed income products, including U.S., European and Asian equities, government and agency securities, money market products, corporate high grade, high yield and emerging market securities, mortgage- and asset-backed securities, municipal securities, bank loans, foreign exchange and derivatives products. The Division also includes the Company’s risk arbitrage and secured financing business, as well as realized and unrealized gains and losses related to the Company’s direct private equity investments. The financing business manages the Company’s equity and fixed income matched book activities, supplies secured financing to institutional clients and customers, and provides secured funding for the Company’s inventory of equity and fixed income products.

Client Services revenues reflect earnings from the Company’s private client and private equity businesses. Private Client revenues reflect the Company’s high-net-worth retail customer flow activities as well as asset management fees earned from these clients. Private Equity revenues include the management and incentive fees earned in the Company’s role as general partner for thirty-three Private Equity partnerships. In addition, these revenues also include the appreciation of its general partnership interests.

The Company’s segment information for the years ended November 30, 2002, November 30, 2001 and November 30, 2000 is prepared utilizing the following methodologies:

•                                          Revenues and expenses directly associated with each segment are included in determining pre-tax earnings.

•                                          Certain expenses not directly associated with specific segments are allocated based upon the most relevant measures applicable, including each segment’s revenues, headcount and other factors.

•                                          Net revenues include allocations of interest income and interest expense to securities and other positions in relation to the cash generated by, or funding requirements of, the underlying positions.

•                                          Segment assets include an allocation of indirect corporate assets which have been fully allocated to the Company’s business segments, generally based on each segment’s respective headcount figures.

Segments

	Investment	Capital	Client
	Banking	Markets	Services	Total
	(in millions)
November 30, 2002
Gross revenues	$1,452	$9,880	$792	$12,124
Interest expense	—	8,172	25	8,197
Net revenues	1,452	1,708	767	3,927
Other expenses	997	1,269	566	2,832
Depreciation and amortization expense	9	43	9	61
Earnings before taxes*	$446	$396	$192	$1,034
Segment assets (billions)	$0.3	$192.4	$3.5	$196.2

November 30, 2001
Gross revenues	$1,484	$15,282	$813	$17,579
Interest expense	—	13,404	81	13,485
Net revenues	1,484	1,878	732	4,094
Other expenses	1,006	1,285	553	2,844
Depreciation and amortization expense	7	55	8	70
Earnings before taxes*	$471	$538	$171	$1,180
Segment assets (billions)	$0.7	$185.5	$4.7	$190.9

November 30, 2000
Gross revenues	$1,609	$18,383	$802	$20,794
Interest expense	—	15,919	140	16,059
Net revenues	1,609	2,464	662	4,735
Other expenses	1,105	1,527	447	3,079
Depreciation and amortization expense	7	28	4	39
Earnings before taxes*	$497	$909	$211	$1,617
Segment assets (billions)	$0.7	$175.1	$4.4	$180.2

*                                         Excludes the impact of the regulatory settlement, the other real estate reconfiguration costs and September 11th related (recoveries)/expenses, net.

The following are net revenues by geographic region:

	Twelve months ended November 30,
	2002	2001	2000
	(in millions)
U.S.	$3,199	$3,446	$4,177
Europe	500	524	352
Asia Pacific and other	228	124	206
Total	$3,927	$4,094	$4,735

The following information describes the Company’s methods of allocating consolidated net revenues to geographic regions. Net revenues, if syndicated or trading-related, have been distributed based upon the location where the primary or secondary position was fundamentally risk managed: if fee-related, by the location of the senior coverage banker; if commission-related, by the location of the salespeople. In addition, certain revenues associated with domestic products and services which resulted from relationships with international clients and customers have been reclassified as international revenues using an allocation consistent with the Company’s internal reporting.

Note 19.  Quarterly Information (Unaudited)

The following information represents the Company’s unaudited quarterly results of operations for 2002 and 2001.  Certain amounts reflect reclassifications to conform to the current period’s presentation.  These quarterly results reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results.  Revenues and earnings of the Company can vary significantly from quarter to quarter due to the nature of the Company’s business activities.

	2002				2001
(in millions)	Nov. 30	Aug. 31	May 31	Feb. 28	Nov. 30	Aug. 31	May 31	Feb. 28
Total revenue	$2,644	$2,886	$3,192	$3,402	$3,290	$3,567	$4,948	$5,771
Interest expense	1,934	2,058	2,150	2,055	2,676	2,893	3,421	4,494
Net revenues	710	828	1,042	1,347	614	674	1,527	1,277

Non-interest expenses
Compensation and benefits	363	421	531	687	314	344	778	651
Other expenses	242	234	242	173	185	206	222	213
Regulatory Settlement	80	—	—	—	—	—	—	—
Other real estate reconfiguration costs	8	—	—	—	—	—	—	—
September 11th (recoveries)/expenses, net	—	—	—	—	51	—	—	—
Total non-interest expenses	693	655	773	860	550	550	1,000	864
Income before taxes	17	173	269	487	64	124	527	413
Provision for income taxes	(46)	30	71	151	(39)	17	155	142
Net income	$63	$143	$198	$336	$103	$107	$372	$271

EXHIBIT INDEX

Exhibit No.	Exhibit
12.01	Computation in support of ratio of earnings to fixed charges
23.01	Consent of Ernst & Young LLP
24.01	Powers of Attorney
99.01	Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.02	Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002