Form 10-Q
period 2003-02-28
LEHMAN BROTHERS INC//
filed 2003-04-14
CIK 728586

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 28, 2003
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND THEREFORE IS FILING THIS FORM WITH THE REDUCED DISCLOSURE PERMITTED THEREBY.

        As of April 14, 2003, 1,006 shares of the Registrant's Common Stock, par value $0.10 per share, were outstanding.

LEHMAN BROTHERS INC. and SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED FEBRUARY 28, 2003

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

LEHMAN BROTHERS INC. and SUBSIDIARIES
PART I—FINANCIAL INFORMATION

ITEM 1    Financial Statements

LEHMAN BROTHERS INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT of INCOME
(Unaudited)
(In millions)

	Three months ended
	February 28 2003	February 28 2002
Revenues
Principal transactions	$296	$500
Investment banking	277	389
Commissions	209	231
Interest and dividends	1,950	2,274
Other	8	8

Total revenues	2,740	3,402
Interest expense	1,751	2,055

Net revenues	989	1,347

Non-interest expenses
Compensation and benefits	504	687
Brokerage and clearance	64	59
Technology and communications	60	38
Occupancy	46	33
Business development	20	21
Professional fees	17	11
Management fees, net	16	(7)
Other	17	18

Total non-interest expenses	744	860

Income before taxes	245	487
Provision for income taxes	56	151

Net income	$189	$336

See notes to consolidated financial statements.

LEHMAN BROTHERS INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT of FINANCIAL CONDITION
(unaudited)
(In millions)

	February 28 2003	November 30 2002
ASSETS
Cash and cash equivalents	$293	$369
Cash and securities segregated and on deposit for regulatory and other purposes	1,797	1,896
Securities and other financial instruments owned (includes $25,850 at February 28, 2003 and $22,407 at November 30, 2002 pledged as collateral)	68,121	70,881
Collateralized agreements:
Securities purchased under agreements to resell	91,552	75,769
Securities borrowed	30,515	25,380
Receivables:
Brokers, dealers and clearing organizations	7,963	5,783
Customers	4,387	5,146
Receivables from affiliates	12,363	9,884
Others	275	378
Property, equipment and leasehold improvements (net of accumulated depreciation and amortization of $140 in 2003 and $129 in 2002)	133	138
Other assets	454	443
Excess of cost over fair value of net assets acquired (net of accumulated amortization of $135 in 2003 and $134 in 2002)	151	152

Total assets	$218,004	$196,219

See notes to consolidated financial statements.

	February 28 2003	November 30 2002
LIABILITIES AND STOCKHOLDER'S EQUITY
Short-term debt	$266	$123
Securities and other financial instruments sold but not yet purchased	46,718	50,352
Collateralized financing:
Securities sold under agreements to repurchase	86,520	83,343
Securities loaned	27,470	23,682
Other secured borrowings	1,316	1,666
Advances from Holdings and other affiliates	30,228	13,153
Payables:
Brokers, dealers and clearing organizations	5,032	3,473
Customers	6,430	6,474
Accrued liabilities and other payables	2,478	2,811
Long-term debt:
Senior notes	3,511	3,511
Subordinated indebtedness	4,644	4,479

Total liabilities	214,613	193,067

Commitments and contingencies
STOCKHOLDER'S EQUITY
Preferred stock, $0.10 par value; 10,000 shares authorized, none outstanding
Common stock, $0.10 par value; 10,000 shares authorized, 1,006 shares issued and outstanding
Additional paid-in capital	1,788	1,738
Accumulated other comprehensive income (net of tax)	3	3
Retained earnings	1,600	1,411

Total stockholder's equity	3,391	3,152

Total liabilities and stockholder's equity	$218,004	$196,219

See notes to consolidated financial statements.

LEHMAN BROTHERS INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT of CASH FLOWS
(unaudited)
(In millions)

	Three Months Ended
	February 28 2003	February 28 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$189	$336
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19	12
Other adjustments	11	5
Net change in:
Cash and securities segregated and on deposit	99	(62)
Securities and other financial instruments owned	2,799	(5,430)
Securities borrowed	(5,135)	(3,475)
Other secured borrowings	(350)	(675)
Receivables from brokers, dealers and clearing organizations	(2,180)	(113)
Receivables from customers	759	2,232
Securities and other financial instruments sold but not yet purchased	(3,634)	12,040
Securities loaned	3,788	1,407
Payables to brokers, dealers and clearing organizations	1,559	1,435
Payables to customers	(44)	(1,853)
Accrued liabilities and other payables	(347)	(573)
Other operating assets and liabilities, net	136	(777)

Net cash provided by (used in) operating activities	(2,331)	4,509

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior notes	—	1,745
Proceeds from issuance of subordinated indebtedness	126	—
Net proceeds from (payments for) short-term debt	143	(407)
Resale agreements net of repurchase agreements	(12,606)	(1,700)
Advances due to affiliates net of affiliate receivables	14,596	(4,404)
Dividends paid or accrued	—	(4)

Net cash provided by (used in) financing activities	2,259	(4,770)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, equipment and leasehold improvements, net	(4)	(5)

Net cash used in investment activities	(4)	(5)

Net change in cash and cash equivalents	(76)	(266)

Cash and cash equivalents, beginning of period	369	648

Cash and cash equivalents, end of period	$293	$382

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)
Interest paid totaled $1,724 and $2,070 for the three months ended February 28, 2003 and February 28, 2002, respectively. Income taxes paid totaled $23 and $15 for the three months ended February 28, 2003 and February 28, 2002, respectively.

See notes to consolidated financial statements.

LEHMAN BROTHERS INC. and SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation:

        The consolidated financial statements include the accounts of Lehman Brothers Inc., a registered broker-dealer ("LBI") and subsidiaries (collectively, the "Company"). LBI is a wholly-owned subsidiary of Lehman Brothers Holdings Inc. ("Holdings"). (Holdings and its subsidiaries are collectively referred to as "Lehman Brothers".) The Company is one of the leading global investment banks serving institutional, corporate, government and high-net-worth individual clients and customers. The Company's worldwide headquarters in New York are complemented by offices in additional locations in North America, Europe, the Middle East, Latin America and the Asia Pacific Region. The Company is engaged primarily in providing financial services. All material intercompany accounts and transactions have been eliminated in consolidation. The Company's financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") with respect to the Form 10-Q and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain footnote disclosures which are normally required under generally accepted accounting principles have been omitted. These consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto (the "2002 Consolidated Financial Statements") included in LBI's Annual Report on Form 10-K for the twelve months ended November 30, 2002 (the "Form 10-K"). The Consolidated Statement of Financial Condition at November 30, 2002 was derived from the audited financial statements.

        The nature of the Company's business is such that the results of any interim period may vary significantly from quarter to quarter and may not be indicative of the results to be expected for the fiscal year. Certain prior period amounts reflect reclassifications to conform to the current period's presentation.

2.    Capital Requirements:

        As a registered broker-dealer, LBI is subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At February 28, 2003, LBI's regulatory net capital, as defined, of $1,710 million exceeded the minimum requirement by $1,587 million.

        As a clearing broker-dealer, the Company has elected to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealer ("PAIB calculation"). The PAIB calculation is completed in order for each correspondent firm that uses the Company as its clearing broker-dealer to classify its assets held by the Company as allowable assets in the correspondent's net capital calculation. At February 28, 2003, the Company had a reserve requirement for PAIB of $5 million. Additionally, the Company had $55 million of qualified securities or cash on deposit in a Special Reserve Bank Account as of February 28, 2003.

        The Company's "AAA" rated derivatives subsidiaries, Lehman Brothers Financial Products Inc. ("LBFP") and Lehman Brothers Derivative Products Inc. ("LBDP"), have established certain capital and operating restrictions which are reviewed by various rating agencies. At February 28, 2003, LBFP and LBDP each had capital which exceeded the requirements of the rating agencies.

        Repayment of subordinated indebtedness and certain advances and dividend payments by LBI are restricted by the regulations of the SEC and other regulatory agencies. In addition, certain covenants governing the indebtedness of LBI contractually limit its ability to pay dividends.

3.    Derivative Financial Instruments:

        In the normal course of business, the Company enters into derivative transactions both in a trading capacity and as an end-user. The Company's derivative activities (both trading and end-user) are recorded at fair value on the Company's Consolidated Statement of Financial Condition. As an end user, the Company utilizes derivatives to modify the market risk exposures of certain assets and liabilities. In this regard, the Company primarily enters into fair value hedges utilizing interest rate swaps to convert a substantial portion of the Company's fixed rate long-term debt and certain term fixed rate secured financing activities to a floating interest rate. The ineffective portion of the fair value hedges was included in "Interest expense" on the Consolidated Statement of Income and were immaterial for the three months ended February 28, 2003 and 2002.

        Market or fair value is generally determined by either quoted market prices (for exchange-traded futures and options) or pricing models (for swaps, forwards and options). Pricing models utilize a series of market inputs to determine the present value of future cash flows, with adjustments, as required for credit risk and liquidity risk. Further valuation adjustments may be recorded, as deemed appropriate, for new or complex products or for positions with significant concentrations. These adjustments are integral components of the mark-to-market process. Credit-related valuation adjustments represent estimates of expected losses which incorporate business and economic conditions, historical experience, concentrations, and the character, quality and performance of credit sensitive financial instruments.

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

	Fair Value* February 28, 2003		Fair Value* November 30, 2002
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Interest rate, currency and credit default swaps and options (including caps, collars and floors)	$9,884	$8,572	$7,594	$6,832
Foreign exchange forward contracts and options	571	473	368	391
Other fixed income securities contracts (including futures contracts, options and TBAs)	412	812	247	214
Equity contracts (including equity swaps, warrants and options)	276	644	537	627

Total	$11,143	$10,501	$8,746	$8,064

*
Amounts represent carrying value (exclusive of collateral) and do not include receivables or payable related to exchange traded futures contracts.

        Assets included in the table above represent the Company's net receivable/payable for derivative financial instruments before consideration of collateral. Included within the $11,143 million fair value of assets at February 28, 2003 was $10,871 million related to swaps and other over-the-counter ("OTC") contracts and $272 million related to exchange-traded option and warrant contracts. Included within the $8,746 million fair value of assets at November 30, 2002 was $8,209 million related to swaps and other OTC contracts and $537 million related to exchange-traded option and warrant contracts.

        With respect to OTC contracts, including swaps, the Company views its net credit exposure to be $8,927 million at February 28, 2003, representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of collateral. Presented below is an analysis of the Company's net credit exposure at February 28, 2003 for OTC contracts based upon actual ratings made by external rating agencies or by equivalent ratings established and utilized by the Company's Credit Risk Management Department.

Counterparty Risk Rating	S&P/Moody's Equivalent	Net Credit Exposure
1	AAA/Aaa	14%
2	AA-/Aa3 or higher	25%
3	A-/A3 or higher	43%
4	BBB-/Baa3 or higher	13%
5	BB-/Ba3 or higher	5%
6	B+/B1 or lower	—

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

        For a further discussion of the Company's derivative related activities, refer to "Management's Analysis of Results of Operations—Off-Balance Sheet Arrangements—Derivatives" and Notes 1 and 11 to the 2002 Consolidated Financial Statements, included in the Form 10-K.

4.    Securitizations:

        The Company is a market leader in mortgage- and asset-backed securitizations and other structured financing arrangements. In connection with these activities, the Company utilizes special purpose entities principally for (but not limited to) the securitization of commercial and residential mortgages, home equity loans, government and corporate bonds, and lease and trade receivables. The Company derecognizes financial assets transferred in securitizations provided that the Company has relinquished control over such assets. The Company may retain an interest in the financial assets it securitizes ("retained interests"), which may include assets in the form of residual interests in the special purpose entities established to facilitate the securitization. Any retained interests are included in Securities and other financial instruments owned (principally Mortgages and mortgage-backed) within the Company's Consolidated Statement of Financial Condition. For further information regarding the accounting for securitization transactions, see Note 1 to the 2002 Consolidated Financial Statements, included in the Form 10-K. During the three months ended February 28, 2003 and 2002, the Company securitized approximately $29 billion and $24 billion of financial assets, including: $25 billion and $15 billion of residential mortgages, $1 billion in each period of commercial mortgages, and $3 billion and $8 billion of other asset-backed financial instruments, respectively ($1 billion and $2 billion, respectively, of securitizations were transacted on an agented basis).

        As of February 28, 2003 and November 30, 2002, the Company had approximately $490 million and $1,050 million, respectively, of non-investment grade retained interests from its securitization activities (principally junior security interests in securitizations) including $280 million of residential mortgages, $170 million of other asset-backed financial instruments and $40 million of commercial mortgages as of February 28, 2003 and $350 million of residential mortgages, $200 million of other asset-backed financial instruments and $500 million of commercial mortgages, as of November 30, 2002. The Company records its trading assets on a mark-to-market basis, including those assets held prior to securitization, as well as any retained interests post securitization. Mark-to-market gains or losses are recorded in "Principal transactions" in the Consolidated Statement of Income. Fair value is determined based upon listed market prices, if available. When market prices are not available, fair value is determined based on valuation pricing models which take into account relevant factors such as discount, credit and prepayment assumptions, and also considers comparisons to similar market transactions.

        The tables below outline the key economic assumptions used in measuring the fair value of retained interests:

At February 28, 2003:

	Residential Mortgages	Other Asset-Backed	Commercial Mortgages
Weighted-average life	2 years	7 years	2 years
Annual prepayment rate	14 - 70 CPR	8 - 15 CPR	0 - 15 CPR
Credit loss assumption	.5 - 6%	3 - 10%	2 - 17%
Weighted-average discount rate	22%	9%	22%

At November 30, 2002:

	Residential Mortgages	Other Asset-Backed	Commercial Mortgages
Weighted-average life	3 years	5 years	1 year
Annual prepayment rate	4 - 65 CPR	8 - 15 CPR	0 - 15 CPR
Credit loss assumption	.5 - 6%	3 - 10%	2 - 17%
Weighted-average discount rate	17%	5%	20%

        The tables below outline the sensitivity of the fair value of the retained interests to immediate 10% and 20% adverse changes in the above assumptions (dollars in millions):

	At February 28, 2003			At November 30, 2002
	Residential Mortgages	Other Asset- Backed	Commercial Mortgages	Residential Mortgages	Other Asset- Backed	Commercial Mortgages
	(in millions)
Prepayment speed:
Impact of 10% adverse change	$2	$—	$—	$4	$1	$—
Impact of 20% adverse change	$4	$—	$—	$8	$2	$—

Assumed credit losses:
Impact of 10% adverse change	$16	$10	$—	$17	$12	$—
Impact of 20% adverse change	$31	$21	$—	$33	$24	$12

Discount rate:
Impact of 10% adverse change	$17	$11	$—	$17	$12	$—
Impact of 20% adverse change	$33	$22	$—	$34	$24	$—

        The sensitivity analysis in the preceding table is hypothetical and should be used with caution as the above stresses are performed without consideration of the impact of hedges, which serve to reduce the Company's actual risk. In addition, these results are calculated by stressing a particular economic assumption independent of changes in any other assumption (as required by U.S. GAAP); in reality, changes in one factor often result in changes in another (for example, changes in discount rates will often impact expected prepayment speeds). Further, changes in the fair value based upon a 10% or 20% variation in an assumption should not be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear.

        The following table summarizes cash flows from securitization trusts for the quarter ended February 28, 2003:

	Three months ended February 28, 2003
	Residential Mortgages	Commercial Mortgages	Other Asset- Backed
	(in millions)
Cash flows received on retained interests	$47	$1	$38

5.    Financial Instruments:

        Securities and other financial instruments owned and Securities and other financial instruments sold but not yet purchased are recorded at fair value and were comprised of the following:

	February 28 2003	November 30 2002
	(in millions)
Securities and other financial instruments owned:
Mortgages and mortgage backed	$7,789	$9,032
Government and agencies	23,004	21,845
Derivatives and other contractual agreements	11,143	8,746
Corporate debt and other	12,405	11,065
Corporate equities	12,508	17,562
Certificates of deposits and other money market instruments	1,272	2,631

	$68,121	$70,881

Securities and other financial instruments sold but not yet purchased:
Government and agencies	$26,998	$31,395
Derivatives and other contractual agreements	10,501	8,064
Corporate debt and other	6,296	7,101
Corporate equities	2,923	3,792

	$46,718	$50,352

6.    Securities Pledged as Collateral:

        The Company enters into secured borrowing and lending transactions to finance trading inventory positions, obtain securities for settlement and meet customers' needs. The Company receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans and certain other loans. The Company is generally permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, enter into securities lending transactions or deliver to counterparties to cover short positions. The Company carries secured financing agreements for financial reporting purposes on a net basis when permitted under the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 41 ("FIN 41").

        At February 28, 2003 and November 30, 2002, the fair value of securities received as collateral and securities owned that have not been sold, repledged or otherwise encumbered totaled approximately $16 billion and $13 billion, respectively. At February 28, 2003 and November 30, 2002, the gross fair value of securities received as collateral where the Company was permitted to sell or repledge the securities was approximately $254 billion and $290 billion, respectively. Of this collateral, approximately $246 billion and $286 billion at February 28, 2003 and November 30, 2002, respectively, has been sold or repledged, generally as collateral under repurchase agreements or to cover securities and other financial instruments sold but not yet purchased.

        The Company also pledges its own assets, principally to collateralize certain financing arrangements. These pledged securities, where the counterparty has the right, by contract or custom, to rehypothecate the financial instruments are classified as securities and other financial instruments owned, pledged as collateral, on the Company's Consolidated Statement of Financial Condition as required by Statements of Financial Accounting Standards ("SFAS") 140.

        The carrying value of securities and other financial instruments owned that have been pledged to counterparties where those counterparties do not have the right to sell or repledge were approximately $23 billion and $30 billion at February 28, 2003 and November 30, 2002, respectively.

7.    Other Commitments and Contingencies:

        In the normal course of business the Company enters into various commitments and guarantees, including lending commitments to high grade and high yield borrowers, liquidity commitments and other guarantees. In all instances, the Company marks-to-market these commitments and guarantees with changes in fair value recognized in Principal transactions revenue.

Lending Related Commitments

        In connection with its financing activities, the Company had outstanding commitments under certain lending arrangements of approximately $2.1 billion and $1.1 billion at February 28, 2003 and November 30, 2002, respectively. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness. In addition, at February 28, 2003 the Company had commitments to enter into forward starting secured reverse repurchase and repurchase agreements, principally secured by government and government agency obligations, of $86.6 billon and $48.5 billion, respectively, as compared to $68.6 billion and $38.1 billion, respectively, at November 30, 2002.

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

        The Company had credit risk associated with lending commitments to investment grade borrowers (after consideration of hedges) of $2.1 billion and $2.6 billion at February 28, 2003 and November 30, 2002, respectively. In addition, the Company had credit risk associated with lending commitments to non-investment grade borrowers (after consideration of hedges) of $1.2 billion and $1.1 billion at February 28, 2003 and November 30, 2002, respectively. Before consideration of hedges, the Company had commitments to investment and non-investment grade borrowers of $5.6 billion and $1.3 billion as compared to $6.2 billion and $1.2 billion at February 28, 2003 and November 30, 2002, respectively. The Company had available undrawn borrowing facilities with third parties of approximately $2.8 billion at both February 28, 2003 and November 30, 2002, which can be drawn upon to provide funding for these commitments. These funding facilities contain limits for certain concentrations of counterparty, industry or credit ratings of the underlying loans.

        In addition, the Company provided high yield contingent commitments related to acquisition financing of approximately $0.5 billion and $2.8 billion at February 28, 2003 and November 30, 2002, respectively. The Company's intent is, and its past practice has been, to sell down significantly all the credit risk associated with these loans, if closed, through loan syndications consistent with the Company's credit facilitation framework. These commitments are not indicative of the Company's actual risk as the borrower's ability to draw is subject to there being no material adverse change in either market conditions or the borrower's financial condition, among other factors. In addition, these commitments contain certain flexible pricing features in order to further adjust for changing market conditions.

        As of February 28, 2003 and November 30, 2002, the Company had pledged securities, primarily fixed income, having a market value of approximately $21.8 billion and $23.4 billion, respectively, as collateral for securities borrowed having a market value of approximately $21.7 billion and $23.3 billion, respectively.

        At February 28, 2003 and November 30, 2002, the Company had commitments to invest up to $136 million and $384 million, respectively, directly and through partnerships in private equity related investments. These commitments will be funded as required, in whole or in part, through the end of the respective investment periods, principally expiring in 2004.

Other Commitments and Guarantees

        In accordance with FASB Interpretation 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), the Company is required to disclose guarantees, including derivative contracts, that require the Company to make payments to a counterparty based on changes in an underlying (e.g. security prices, interest rates and currency rates). Derivatives that meet the FIN 45 definition of a guarantee include credit default swaps, written put options, written foreign exchange ("FX") options and written interest rate caps and floors. According to FIN 45 derivatives are not considered guarantees if such contracts are cash settled and the Company has no basis to determine that it is probable that the derivative counterparty held the related underlying instrument. Accordingly, if these conditions were met, the Company has not included such derivative contracts in its guarantee disclosures.

        At February 28, 2003, the maximum payout value of derivative contracts deemed to meet the FIN 45 definition of a guarantee was approximately $242 billion. For purposes of determining maximum payout, notional values were utilized; however, the Company believes that the fair value of these contracts is a more relevant measure of these obligations. At February 28, 2003, the fair value of such derivative contracts approximated $4.0 billion. The Company believes that the notional amounts greatly overstate the Company's expected payout. In addition, all amounts included above are before consideration of hedging transactions. These derivative contracts are generally highly liquid and the Company has substantially mitigated its risk on these contracts through hedges, such as other derivative contracts and/or cash instruments. The Company manages risk associated with derivative guarantees consistent with the Company's global risk management policies. The Company records derivative contracts, including those considered to be guarantees under FIN 45, on a fair value basis with related gains/losses recognized in Principal transactions revenues.

        The Company had liquidity commitments of approximately $1.5 billion related to trust certificates backed by investment grade municipal securities at February 28, 2003, as compared to $0.6 billion at November 30, 2002. The Company's obligation under such liquidity commitments is generally less than one year and is typically further limited by the fact that the Company's obligation ceases if the underlying assets are downgraded below investment grade or default.

        At both February 28, 2003 and November 30, 2002, the Company was contingently liable for $0.8 billion, of letters of credit, primarily used to provide collateral for securities and commodities borrowed and to satisfy margin deposits at option and commodity exchanges.

        In the normal course of business, the Company provides guarantees to securities clearinghouses and exchanges. These guarantees are generally required under the standard membership agreements, such that members are required to guarantee the performance of other members. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral. The Company's obligation under such guarantees could exceed the collateral amounts posted; however the potential for the Company to be required to make payments under such guarantees is deemed remote.

        In connection with certain asset sales and securitization transactions, the Company often makes representations and warranties about the assets conforming to specified guidelines. If it is later determined that the underlying assets fail to conform to the specified guidelines, the Company may have an obligation to repurchase the assets or indemnify the purchaser against any losses. To mitigate these risks, to the extent that the assets being securitized may have been originated by third parties, the Company seeks to obtain appropriate representations and warranties from these third parties upon acquisition of such assets.

Litigation

        In the normal course of its business, the Company has been named a defendant in a number of lawsuits and other legal proceedings. After considering all relevant facts and established reserves, in the opinion of the Company such litigation will not, in the aggregate, have a material adverse effect on the Company's consolidated financial position or cash flows, but may be material to the Company's operating results for any particular period, depending on the level of income for such period.

Other Off-Balance-Sheet Arrangements

        Special purpose entities ("SPEs") are corporations, trusts or partnerships which are established for a limited purpose. SPEs by their nature generally do not provide equity owners with significant voting powers, as the SPE documents govern all material decisions. The Company's primary involvement with SPEs relates to securitization transactions in which transferred assets, including mortgages, loans, receivables and other assets, are sold to an SPE and repackaged into securities (i.e., securitized). SPEs may also be utilized by the Company to create securities with a unique risk profile desired by investors and as a means of intermediating financial risk. In summary, in the normal course of business, the Company may establish SPEs; sell assets to SPEs; underwrite, distribute, and make a market in securities issued by SPEs; transact derivatives with SPEs; own securities or residual interests in SPEs; and provide liquidity or other guarantees for SPEs.

        The majority of the Company's involvement with SPEs relates to securitization transactions meeting the SFAS 140 definition of a qualifying special purpose entity ("QSPE"). Based upon the guidance in SFAS 140, the Company is not required to and does not consolidate such QSPEs. Rather, the Company accounts for its involvement with QSPEs under a financial components approach in which the Company recognizes only its retained involvement with the QSPE.

        Certain special purpose entities do not meet the QSPE criteria due to their permitted activities not being sufficiently limited, or because the assets are not deemed qualifying financial instruments (e.g., real estate). In instances in which the Company is either the sponsor of or transferor to a non-qualifying special purpose entity, the Company follows the accounting guidance provided by Emerging Issues Task Force ("EITF") Topic D-14 and FASB Interpretation No. 46, "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51" ("FIN 46") (for a discussion of FIN 46, see below) to determine whether consolidation is required. Under this guidance, the Company would not be required to, and does not consolidate such SPE if a third party investor made a substantive equity investment in the SPE, was subject to first dollar risk of loss of such SPE, and had a controlling financial interest. Examples of the Company's involvement with such SPEs include: Collateralized Debt Obligations ("CDOs"), where the Company's role is principally limited to acting as structuring and placement agent, warehouse provider and underwriter for CDO transactions; and Synthetic Credit Transactions, where the Company's role is primarily that of underwriter and buyer of credit risk protection from SPEs.

        On January 17, 2003, the FASB issued FIN 46. This interpretation provides consolidation accounting guidance for entities involved with SPEs. This guidance does not impact the accounting for securitizations transacted through QSPEs, but rather will replace EITF Topic D-14 as it is applied to non-QSPEs. This interpretation will require a primary beneficiary, defined as an entity which participates in either a majority of the risks or rewards of such SPE, to consolidate the SPE. An SPE would not be subject to this interpretation if such entity has sufficient voting equity capital (presumed to require that total voting equity is at least 10% of total assets), such that the entity is able to finance its activities without the additional subordinated financial support from other parties. The interpretation became effective for all new transactions after January 31, 2003 and will be effective for all other existing transactions with SPEs beginning in the Company's fourth quarter of 2003. While the Company has not yet completed its analysis of the impact of the new interpretation, the Company does not anticipate that the adoption of this interpretation will have a material impact to the Company's financial condition or its results of operations.

8.    Segments:

        The Company operates in three segments: Investment Banking, Capital Markets and Client Services.

        The Investment Banking Division provides advice to corporate, institutional and government clients throughout the world on mergers, acquisitions and other financial matters. This Division also raises capital for clients by underwriting public and private offerings of debt and equity securities.

        The Capital Markets Division includes the Company's institutional sales, trading, research and financing activities in equity and fixed income cash and derivatives products. Through this Division, the Company is a global market-maker in numerous equity and fixed income products, including U.S., European and Asian equities, government and agency securities, money market products, corporate high grade, high yield and emerging market securities, mortgage- and asset-backed securities, municipal securities, bank loans, foreign exchange and derivatives products. This Division also includes the Company's risk arbitrage and secured financing businesses, as well as realized and unrealized gains and losses related to the Company's private equity investments. The financing business manages the Company's equity and fixed income matched book activities, supplies secured financing to institutional clients and customers, and provides secured funding for the Company's inventory of equity and fixed income products.

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

        The Company's segment information for the three months ended February 28, 2003 and February 28, 2002 is prepared utilizing the following methodologies:

  •
  Revenues and expenses directly associated with each segment are included in determining pre-tax earnings.

  •
  Expenses not directly associated with specific segments are allocated based upon the most relevant measures applicable, including each segment's revenues, headcount and other factors.

  •
  Net revenues include allocations of interest revenue and interest expense to securities and other positions in relation to the cash generated by, or funding requirements of, the underlying positions.

  •
  Segment assets include an allocation of indirect corporate assets which have been fully allocated to the Company's business segments, generally based on each segment's respective headcount figures.

Segments (Three Months Ended):

	Investment Banking	Capital Markets	Client Services	Total
	(in millions)
February 28, 2003
Gross Revenues	$277	$2,289	$174	$2,740
Interest Expense	—	1,747	4	1,751

Net Revenue	277	542	170	989

Depreciation and Amortization Expense	4	12	3	19
Other Expenses	211	387	127	725

Earnings Before Taxes	$62	$143	$40	$245

Segment Assets (billions)	$0.2	$214.6	$3.2	$218.0

	Investment Banking	Capital Markets	Client Services	Total
	(in millions)
February 28, 2002
Gross Revenues	$389	$2,816	$197	$3,402
Interest Expense	—	2,049	6	2,055

Net Revenue	389	767	191	1,347

Depreciation and Amortization Expense	2	8	2	12
Other Expenses	259	456	133	848

Earnings Before Taxes	$128	$303	$56	$487

Segment Assets (billions)	$0.5	$199.7	$4.5	$204.7

        The following are net revenues by geographic region:

	Three Months Ended
	Feb. 28 2003	Feb. 28 2002
	(in millions)
U.S.	$737	$1,220
Europe	202	85
Asia Pacific	50	42

Total	$989	$1,347

10.  Related Parties

        In the normal course of business, the Company engages in various securities trading, investment banking and financial activities with Holdings and many of its subsidiaries (the "Related Parties"). Various charges, such as compensation and benefits, occupancy, administration and computer processing are allocated between the Related Parties, based upon specification identification and allocation methods.

ITEM 2    LEHMAN BROTHERS INC. and SUBSIDIARIES
MANAGEMENT'S ANALYSIS of RESULTS of OPERATIONS

Forward-Looking Statements

        Some of the statements contained in this Management's Analysis of Results of Operations, including those relating to the Company's strategy and other statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements are not historical facts but instead represent only the Company's expectations, estimates and projections regarding future events. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include, but are not limited to, market fluctuations and volatility, industry competition and changes in the competitive environment, investor sentiment, liquidity risks, credit ratings changes, credit exposure and legal and regulatory changes. (For further discussion of these risks, see "Part I, Item I—Business—Forward-Looking Statements" in the Form 10-K.) The Company's actual results and financial condition may differ, perhaps materially, from the anticipated results and financial condition in any such forward-looking statements and, accordingly, readers are cautioned not to place undue reliance on such statements. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations
For the Three Months Ended February 28, 2003 and February 28, 2002

        The Company reported net income of $189 million for the quarter ended February 28, 2003, a decrease of 44% as compared to $336 million for the first quarter of 2002, reflecting the continued significant market weakness in equity underwriting and mergers and acquisitions ("M&A") advisory activities, as well as lower mortgage related revenues in 2003.

Net Revenues

        Net revenues were $989 million for the first quarter of 2003 as compared to $1,347 million for the first quarter of 2002. Net revenues decreased 27% as compared to the first quarter of 2002.

Principal Transactions, Commissions and Net Interest Revenues

        The Company evaluates the performance of its Capital Markets and Client Services revenues in the aggregate, including Principal transactions, Commissions and net interest. Decisions relating to these activities are based on an overall review of aggregate revenues, which includes an assessment of the potential gain or loss associated with a transaction, including associated commissions, and the interest revenue and expense associated with financing or hedging the Company's positions. Therefore, the Company evaluates its net revenues from Principal transactions, Commissions and Interest revenue, offset by Interest expense, in the aggregate. Caution should be used when analyzing these revenue categories individually, as they may not be indicative of the performance of the Company's overall Capital Markets and Client Services activities.

        Principal transactions, Commissions and net interest revenues decreased 26% to $704 million for the first quarter of 2003 as compared to $950 million for the first quarter of 2002, reflecting a decrease in fixed income revenues from near record performance in the first quarter of 2002.

        Within these amounts, Principal transactions revenues were $296 million for the first quarter of 2003 as compared to $500 million for the first quarter of 2002. Commissions revenues were $209 million for the first quarter of 2003 as compared to $231 million for the first quarter of 2002. Interest and Dividend revenues were $1,950 million for the first quarter of 2003 as compared to $2,274 million for the first quarter of 2002. Interest expense was $1,751 million for the first quarter of 2003 as compared to $2,055 million for the first quarter of 2002.

        The decrease in Principal transactions revenues over the prior year's first quarter resulted from lower mortgage related revenues recorded in the first quarter of 2002, partially offset by strong customer flow in interest rate and credit products. The decrease in Commissions revenues is principally a result of lower customer flow activity in equity trading volumes as investors continued to exit equity products for more defensive asset classes.

        Interest and dividend revenues and Interest expense are a function of the level and mix of total assets and liabilities, principally financial instruments owned and secured financing activities, the prevailing level of interest rates, as well as the term structure of the Company's financings. Interest and dividends revenues and Interest expense are integral components of the Company's overall customer flow activities. The decline in interest revenue and interest expense from the previous year is principally due to a decline in interest rates over the period. The decrease in net interest revenue of 9% to $199 million in the first quarter of 2003 from $219 million in the first quarter of 2002 was due, in part, to tightening of credit spreads in the investment grade and high yield sectors.

Investment Banking

        Investment Banking revenues were $277 million for the first quarter of 2003 as compared to $389 million for the first quarter of 2002. Investment Banking revenues result mainly from fees earned by the Company for underwriting public and private offerings of fixed income and equity securities, advising clients on M&A activities and other services. Investment Banking revenues decreased 29% from the first quarter of 2002 reflecting the continued significant market weakness in equity underwriting and low levels of M&A advisory activities.

Non-Interest Expenses

        Non-interest expenses were $744 million for the first quarter of 2003, down 13% from $860 million for the first quarter of 2002. Compensation and benefits expense of $504 million decreased 27% from $687 million in the first quarter of 2002 as a result of the 27% decrease in net revenues over the respective period. Compensation and benefit expense, as a percentage of net revenues, remained at 51% for the quarter, consistent with the first quarter of 2002.

        Nonpersonnel expenses were $240 million for the first quarter of 2003, up 39% compared to the first quarter of 2002. The increase is mainly attributable to higher technology and communications, occupancy and management fee expense. Technology and communications expense increased to $60 million for the first quarter of 2003 from $38 million for the first quarter of 2002, primarily due to amortization of new technology assets at the Company's new facilities and increased spending made to enhance the Company's capital markets trading platforms and technology infrastructure. Occupancy expense increased to $46 million during the first quarter of 2003 from $33 million during the first quarter of 2002, principally attributable to additional space to accommodate the growth in headcount resulting from the Company's expansion during the past several years as well as the increased cost of the Company's new facilities. Management fee expense increased in the first quarter of 2003 from the first quarter of 2002, primarily as a result of a net decrease in services provided by the Company to affiliates.

Income Taxes

        The Company recorded an income tax provision of $56 million for the first quarter of 2003 versus $151 million for the first quarter of 2002. These provisions resulted in effective tax rates of 22.9% and 31.0% respectively. The decrease in the effective tax rate is primarily due to a greater impact of items subject to preferential tax treatment on a lower level of pretax income.

Segment Results—Three Months Ended February 28, 2003 and February 28, 2002

        The Company is segregated into three business segments (each of which is described below): Investment Banking, Capital Markets and Client Services. Each segment represents a group of activities and products with similar characteristics. These business activities result in revenues from both institutional and high-net-worth retail clients, which are recognized across all revenue categories contained in the Company's Consolidated Statement of Income. (Segment net revenues also contain certain internal allocations, including funding costs, which are centrally managed. For a further discussion of these allocations, see Note 8 to the Consolidated Financial Statements included in this report.)

	Three Months Ended February 28, 2003				Three Months Ended February 28, 2002
	Investment Banking	Capital Markets	Client Services	Total	Investment Banking	Capital Markets	Client Services	Total
	In millions
Principal transactions	$—	$188	$108	$296	$—	$375	$125	$500
Interest and dividends	—	1,943	7	1,950	—	2,262	12	2,274
Investment banking	277	—	—	277	389	—	—	389
Commissions	—	155	54	209	—	177	54	231
Other	—	3	5	8	—	2	6	8

Total revenues	277	2,289	174	2,740	389	2,816	197	3,402
Interest expense	—	(1,747)	(4)	(1,751)	—	(2,049)	(6)	(2,055)

Net revenues	277	542	170	989	389	767	191	1,347
Non-interest expenses	215	399	130	744	261	464	135	860

Earnings before taxes (1)	$62	$143	$40	$245	$128	$303	$56	$487

(1)
Before dividends on preferred securities

        The following discussion provides an analysis of the Company's results by segment for the above periods.

        In assessing the performance of Capital Markets and Client Services, the Company evaluates principal transactions, commissions and net interest revenues in the aggregate. Decisions relating to Capital Markets and Client Services activities are based on an overall review of aggregate revenues, which includes an assessment of the potential gain or loss associated with a transaction including associated commissions, and the interest revenue and expense associated with financing or hedging the Company's positions. Therefore, the Company evaluates its net revenues from Principal transactions, Commissions and Interest revenue, offset by related Interest expense, in the aggregate, because the revenue classifications, when analyzed individually, may not be indicative of the performance of the Company's Capital Markets and Client Services activities.

        Investment Banking    This segment's net revenues result from fees earned by the Company for underwriting public and private offerings of fixed income and equity securities, and advising clients on merger and acquisition activities and other services.

        Investment Banking's net revenues decreased 29% during the first quarter of 2003 to $277 million from $389 million in the first quarter of 2002. Fixed income underwriting activity remained strong; however, it was more than offset by a significant decrease in equity underwriting activity and a decline in M&A advisory activity.

INVESTMENT BANKING NET REVENUES

	Three Months Ended
	February 28 2003	February 28 2002
	(in millions)
Debt Underwriting	$185	$187
Equity Underwriting	38	133
M&A Advisory	54	69

	$277	$389

        Debt underwriting revenues of $185 million in the first quarter of 2003 remained relatively flat as compared to $187 million in the first quarter 2002. Fixed income originations remained at robust levels as low interest rates and the narrowing of credit spreads caused corporations to accelerate their financing activities, particularly ahead of a possible war with Iraq. Investment grade credit spreads tightened by approximately 30 bps during the first quarter of 2003 which also contributed to a favorable environment for new debt originations.

        Equity underwriting revenues were $38 million in the first quarter of 2003, a decrease of 71% from $133 million in the first quarter of 2002. The decrease in equity origination was due to the continued weakness in the equity markets, as industry-wide volumes decreased during the first quarter of 2003 compared to the first quarter of 2002, with particular weakness in the initial public offering sector as corporations delayed deals amid the slumping equity markets.

        M&A advisory fees of $54 million in the first quarter of 2003 decreased 22% from $69 million in the first quarter of 2002, consistent with the decline in industry-wide volumes which continue to be depressed due to weakened demand for strategic transactions, partially due to the devalued acquisition currency of clients.

        Investment Banking pre-tax earnings of $62 million in the first quarter of 2003 decreased 52% from $128 million in the first quarter of 2002, as a 29% decrease in net revenues was partially offset by an 18% decrease in non-interest expenses. The decrease in non-interest expenses primarily reflected reduced compensation and benefits associated with lower revenue levels and reduced headcount. Nonpersonnel expenses were down slightly as compared to the first quarter of 2002 as the Company continued to focus on minimizing discretionary spending in the current market environment.

        Capital Markets    This segment's earnings reflect institutional customer flow activities and secondary trading and financing activities related to fixed income and equity products. These products include a wide range of cash, derivative, secured financing and structured instruments. This segment also includes the Company's risk arbitrage business, as well as realized and unrealized gains and losses related to the Company's private equity investments.

CAPITAL MARKETS NET REVENUES

	Three Months Ended February 28, 2003			Three Months Ended February 28, 2002
	Gross Revenues	Interest Expense	Net Revenues	Gross Revenues	Interest Expense	Net Revenues
	(in millions)
Fixed Income	$1,918	$(1,494)	$424	$2,406	$(1,709)	$697
Equities	371	(253)	118	410	(340)	70

	$2,289	$(1,747)	$542	$2,816	$(2,049)	$767

        Capital Markets' net revenues were $542 million for the first quarter of 2003, a decrease of 29% from the first quarter of 2002, resulting from a decrease in fixed income revenues from the previous year's record first quarter results, partially offset by an increase in equities net revenues.

        Net revenues from the fixed income component of Capital Markets in the first quarter of 2003 decreased by 39% from the record results recognized in the first quarter of 2002, which included higher mortgage related revenues. During the first quarter of 2003 the Company continued to experience strong levels of institutional customer flow activity as narrowing credit spreads contributed to solid revenues from credit and interest rate derivative products as investors sought to diversify and hedge their risks.

        Net revenues from the equities component of Capital Markets were $118 million in the first quarter of 2003, up 69% from first quarter of 2002. Favorable performance in convertible products and private equity investments contributed to the increase in revenues (convertible bonds, a more defensive asset class, benefited from tightening credit spreads and higher secondary trading activity resulting from strong new issuance activity), partially offset by weaker U.S. cash product revenues given the current market environment. The Company continued to increase its secondary market share in both listed and NASDAQ to 7.3% and 3.8%, respectively, from 6.6% and 3.7% in the first quarter of 2002. Equity capital markets revenues also improved as revenues on private equity investments were relatively flat in 2003 versus losses in 2002.

        Capital Markets pre-tax earnings of $143 million in the first quarter of 2003 decreased 53% from pre-tax earnings of $303 million in the first quarter of 2002, as net revenues decreased 29% while non-interest expenses declined only 14%. The decrease in non-interest expenses primarily reflected reduced compensation and benefits associated with lower revenue levels.

        Interest and Dividends    The Company evaluates the performance of its Capital Markets business revenues in the aggregate, including Principal transactions, Commissions and net interest. Substantially all of the Company's net interest is allocated to its Capital Markets segment. Decisions relating to these activities are based on an overall review of aggregate revenues, which includes an assessment of the potential gain or loss associated with a transaction, including associated commissions, and the interest revenue and expense associated with financing or hedging the Company's positions; therefore caution should be utilized when analyzing revenue categories individually.

        Interest and dividend revenues and expenses for Capital Markets decreased by 14% and 15%, respectively from the first quarter of 2002, reflecting the decline in interest rates from the previous year's first quarter. Net interest revenue decreased 8% to $196 million in the first quarter of 2003, principally as result of tightening of credit spreads in the investment grade and high yield sectors.

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

        Client Services net revenues were $170 million in the first quarter of 2003, compared to $191 million in the first quarter of 2002. Private Client net revenues decreased 12% to $169 million in the first quarter of 2003 from the first quarter of 2002, as economic and geopolitical uncertainties led to reduced levels of equity activity by clients. However, customer flow in fixed income products reached record levels, as customers remained invested through re-positioning their portfolios into more defensive asset classes.

CLIENT SERVICES NET REVENUES

	Three Months Ended
	February 28 2003	February 28 2002
	(in millions)
Private Client	$169	$191
Private Equity	1	—

	$170	$191

        Client Services pre-tax earnings of $40 million decreased 29% in the first quarter of 2003 from $56 million in the first quarter of 2002, as an 11% decrease in net revenues was partially offset by a 4% decrease in non-interest expenses. Non-interest expenses decreased 4% to $130 million in the first quarter of 2003 as compared to $135 million in the first quarter of 2002, primarily due to a decrease in compensation expenses as a result of a decline in average headcount from the previous year's first quarter.

Contingencies, Commitments and Other Guarantees

        In the normal course of business the Company enters into various commitments and guarantees, including lending commitments to high grade and high yield borrowers, liquidity commitments and other guarantees. In all instances, the Company marks-to-market these commitments and guarantees with changes in fair value recognized in Principal transactions revenue.

Lending Related Commitments

        In connection with its financing activities, the Company had outstanding commitments under certain lending arrangements of approximately $2.1 billion and $1.1 billion at February 28, 2003 and November 30, 2002, respectively. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness. In addition, at February 28, 2003 the Company had commitments to enter into forward starting secured reverse repurchase and repurchase agreements, principally secured by government and government agency collateral, of $86.6 billon and $48.5 billion, respectively, as compared to $68.6 billion and $38.1 billion, respectively, at November 30, 2002.

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

        The Company had credit risk associated with lending commitments to investment grade borrowers (after consideration of hedges) of $2.1 billion and $2.6 billion at February 28, 2003 and November 30, 2002, respectively. In addition, the Company had credit risk associated with lending commitments to non-investment grade borrowers (after consideration of hedges) of $1.2 billion and $1.1 billion at February 28, 2003 and November 30, 2002, respectively. Before consideration of hedges, the Company had commitments to investment and non-investment grade borrowers of $5.6 billion and $1.3 billion as compared to $6.2 billion and $1.2 billion at February 28, 2003 and November 30, 2002, respectively. The Company had available undrawn borrowing facilities with third parties of approximately $2.8 billion at both February 28, 2003 and November 30, 2002, which can be drawn upon to provide funding for these commitments. These funding facilities contain limits for certain concentrations of counterparty, industry or credit ratings of the underlying loans.

        In addition, the Company provided high yield contingent commitments related to acquisition financing of approximately $0.5 billion and $2.8 billion at February 28, 2003 and November 30, 2002. The Company's intent is, and its past practice has been, to sell down significantly all the credit risk associated with these loans, if closed, through loan syndications consistent with the Company's credit facilitation framework. These commitments are not indicative of the Company's actual risk as the borrower's ability to draw is subject to there being no material adverse change in either market conditions or the borrower's financial condition, among other factors. In addition, these commitments contain certain flexible pricing features in order to further adjust for changing market conditions prior to closing.

        Aggregate lending related commitments as of February 28, 2003 by maturity are as follows:

		Amount of Commitment Expiration Per Period
February 28, 2003	Total Contractual Amount	Remaining 2003	2004- 2006	2007- 2008	2009 Thereafter
	(in millions)
Lending commitments:
High grade	$5,611	$3,186	$1,612	$813	$—
High yield lending	1,307	336	636	244	91
Contingent acquisition facilities	476	476	—	—	—
Secured lending transactions, including forward starting resale and repurchase agreements	137,240	127,223	9,088	800	129

Other Commitments and Guarantees

        In accordance with FIN 45, the Company is required to disclose guarantees, including derivative contracts, that require the Company to make payments to a counterpart based on changes in an underlying (e.g. security prices, interest rates and currency rates). Derivatives that meet the FIN 45 definition of a guarantee include credit default swaps, written put options, written FX options and written interest rate caps and floors. According to FIN 45, derivatives are not considered guarantees if such contracts are cash settled and the Company has no basis to determine that it is probable that the derivative counterparty held the related underlying instrument. Accordingly, if these conditions were met, the Company has not included such derivatives contracts in the table below.

        At February 28, 2003, the maximum payout value of derivative contracts deemed to meet the FIN 45 definition of a guarantee was approximately $242 billion. For purposes of determining maximum payout, notional values were utilized; however, the Company believes that the fair value of these contracts is a more relevant measure of these obligations. At February 28, 2003, the fair value of such derivative contracts approximated $4.0 billion. The Company believes that these notional amounts greatly overstate the Company's expected payout. In addition, all amounts included above are before consideration of hedging transactions. These derivative contracts are generally highly liquid and the Company has substantially mitigated its risk on these contracts through hedges, such as other derivative contracts and/or cash instruments. The Company manages risk associated with derivative guarantees consistent with the Company's global risk management policies. The Company records derivative contracts, including those considered to be guarantees under FIN 45, on a fair value basis with related gains/losses recognized in Principal transactions revenues.

        At February 28, 2003, the Company had liquidity commitments of approximately $1.5 billion related to trust certificates backed by investment grade municipal securities, as compared to $0.6 billion at November 30, 2002. The Company's obligation under such liquidity commitments is generally less than one year and is typically further limited by the fact that the Company's obligation ceases if the underlying assets are downgraded below investment grade or default.

        As of February 28, 2003 and November 30, 2002, the Company was contingently liable for $0.8 billion of letters of credit, primarily used to provide collateral for securities and commodities borrowed and to satisfy margin deposits at option and commodity exchanges.

        As of February 28, 2003 and November 30, 2002, the Company had commitments to invest up to $136 million and $384 million, respectively, directly and through partnerships in private equity related investments. These commitments will be funded, in whole or in part, as required through the end of the respective investment periods, principally expiring in 2004.

        In the normal course of business the Company provides guarantees to securities clearinghouses and exchanges. These guarantees are generally required under the standard membership agreements, such that members are required to guarantee the performance of other members. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral. The Company's obligation under such guarantees could exceed the collateral amounts posted; however the potential for the Company to be required to make payments under such guarantees is deemed remote.

        In connection with certain asset sales and securitization transactions, the Company is often required to make representations and warranties about the assets conforming to specified guidelines. If it is later determined that the underlying assets fail to conform to the specified guidelines, the Company may have an obligation to repurchase the assets or indemnify the purchaser against any losses. To mitigate these risks, to the extent that the assets being securitized may have been originated by third parties, the Company will seek to obtain appropriate representations and warranties from these third parties upon acquisition of such assets.

        Other Commitments and Guarantees as of February 28, 2003 are as follows:

		Expiration Period
February 28, 2003	Notional Maximum Payout	Remaining 2003	2004- 2006	2007- 2008	2009 Thereafter
	(in millions)
Derivative contracts	$241,581	$56,027	$80,913	$37,343	$67,298
Municipal securities related liquidity commitments	1,537	1,068	143	—	326
Standby letters of credit	788	573	215	—	—
Private equity investments	136	—	136	—	—
Long-term debt maturities	8,155	2,102	4,904	1,149	—

Off-Balance Sheet Arrangements

        For a discussion of the Company's use of derivative instruments and the risks related thereto, see Note 11 to the 2002 Consolidated Financial Statements (Derivative Financial Instruments) and the Off-Balance Sheet Arrangements section of Management's Analysis of Results of Operations included in the Form 10-K.

        Involvement with SPEs    Special purpose entities ("SPEs") are corporations, trusts or partnerships which are established for a limited purpose. SPEs by their nature generally do not provide equity owners with significant voting powers, as the SPE documents govern all material decisions.

        The majority of the Company's involvement with SPEs relates to securitization transactions meeting the SFAS 140 definition of a qualifying special purpose entity ("QSPE"). A QSPE can generally be described as an entity with significantly limited powers which are intended to limit it to passively holding financial assets and distributing cash flows based upon pre-set terms. Based upon the guidance in SFAS 140, the Company is not required to and does not consolidate such QSPEs. Rather, the Company accounts for its involvement with QSPEs under a financial components approach in which the Company recognizes only its retained involvement with the QSPE. The Company accounts for such retained interests at fair value with changes in fair value reported in earnings.

        The Company is a market leader in mortgage (both residential and commercial), municipal and other asset-backed securitizations which are principally transacted through QSPEs. During the first three months ended February 2003 and 2002, the Company securitized approximately $29 billion and $24 billion of financial assets, including: $25 billion and $15 billion of residential mortgages, $1 billion and $1 billion of commercial mortgages, and $3 billion and $8 billion of other asset-backed financial instruments, respectively. As of February 28, 2003 and November 30, 2002, the Company had approximately $0.5 billion and $1.1 billion, respectively, of non-investment grade retained interests from its securitization activities. The Company records its trading assets, including retained interests, on a mark-to-market basis, with related gains or losses recognized in Principal transactions in the Consolidated Statement of Income. (See Note 4 to the Consolidated Financial Statements included in this Report.)

Critical Accounting Policies

        The SEC has proposed rules to require disclosures associated with critical accounting polices which are most important in gaining an understanding of an entity's financial statements. The following is a summary of the Company's critical accounting policies. For a full description of these and other accounting policies, see Note 1 to the 2002 Consolidated Financial Statements (Summary of Significant Accounting Policies) included in the Form 10-K.

        Use of Estimates    The Company's financial statements are prepared in conformity with generally accepted accounting principles, many of which require the use of estimates and assumptions. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates particularly in light of the industry in which the Company operates.

        Fair Value    The determination of fair value is a critical accounting policy which is fundamental to the Company's financial condition and results of operations. The Company records its inventory positions including Securities and other financial instruments owned and Securities sold but not yet purchased at market or fair value with unrealized gains and losses reflected in Principal transactions in the Consolidated Statement of Income. In all instances, the Company believes that it has established rigorous internal control processes to ensure that the Company utilizes reasonable and prudent measurements of fair value.

        When evaluating the extent to which management estimates may be required to be utilized in preparing the Company's financial statements, the Company believes it is useful to analyze the balance sheet as follows:

February 28, 2003
	(in millions)
Assets
Securities and other financial instruments owned	$68,121	31%
Secured financings	122,067	56%
Receivables and other assets	27,816	13%

Total Assets	$218,004	100%

Liabilities & Equity
Securities and other financial instruments sold but not yet purchased	$46,718	22%
Secured financings	115,306	53%
Payables and other liabilities	44,434	20%
Total capital	11,546	5%

Liabilities & Equity	$218,004	100%

        A significant majority of the Company's assets and liabilities are recorded at amounts for which significant management estimates are not utilized. The following balance sheet categories, comprising 69% of total assets and 78% of liabilities and equity, are valued at either historical cost or at contract value (including accrued interest), which, by their nature, do not require the use of significant estimates: Secured financings, Receivables/Payables and Other assets/liabilities and Total capital. The remaining balance sheet categories, comprised of Securities and other financial instruments owned and Securities and other financial instruments sold but not yet purchased (long and short inventory positions, respectively), are recorded at market or fair value, the components of which may require, to varying degrees, the use of estimates in determining fair value.

        The majority of the Company's long and short inventory is recorded at market value based upon listed market prices or utilizing third party broker quotes and therefore do not incorporate significant estimates. Examples of inventory valued in this manner include government securities, agency mortgage-backed securities, listed equities, money markets, municipal securities, corporate bonds and listed futures.

        If listed market prices or broker quotes are not available, fair value is determined based on pricing models or other valuation techniques, including use of implied pricing from similar instruments. Pricing models are typically utilized to derive fair value based upon the net present value of estimated future cash flows including adjustments, where appropriate, for liquidity, credit and/or other factors. For the vast majority of instruments valued through pricing models, significant estimates are not required, as the market inputs into such models are readily observable and liquid trading markets provide clear evidence to support the valuations derived from such pricing models. Examples of inventory valued utilizing pricing models or other valuation techniques include: OTC derivatives, private equity investments, certain high yield positions, certain mortgage loans and direct real estate investments and non-investment grade retained interests.

        OTC Derivatives    The fair value of the Company's OTC derivative assets and liabilities at February 28, 2003 were $11.1 billion and $10.5 billion, respectively. OTC derivative assets represent the Company's unrealized gains, net of unrealized losses for situations in which the Company has a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties.

        The vast majority of the Company's OTC derivatives are transacted in liquid trading markets for which fair value is determined utilizing pricing models with readily observable market inputs. Examples of such derivatives include: interest rate swaps contracts, TBA's (classified in the above table as other fixed income securities contracts), foreign exchange forward and option contracts in G-7 currencies and equity swap and option contracts on listed securities. However, the determination of fair value for certain less liquid derivatives requires the use of significant estimates and include: certain credit derivatives, equity option contracts greater than 5 years, and certain other complex derivatives utilized by the Company in providing clients with hedging alternatives to unique exposures. The Company strives to limit the use of significant judgment by using consistent pricing assumptions between reporting periods and utilizing observed market data for model inputs whenever possible. As the market for complex products develops, the Company refines its pricing models based upon market experience in order to utilize the most current indicators of fair value.

        Private Equity Investments    The Company's private equity investments of $391 million at February 28, 2003 include both public and private equity positions. The determination of fair value for these investments may require the use of estimates and assumptions as these investments are generally less liquid and often contain trading restrictions. The determination of fair value for private equity investments is based on estimates incorporating valuations which take into account expected cash flows, earnings multiples and/or comparison to similar market transactions. Valuation adjustments are an integral part of pricing these instruments, reflecting consideration of credit quality, concentration risk, sale restrictions and other liquidity factors.

        High Yield    At February 28, 2003, the Company had high yield long and short positions of $2.8 billion and $0.6 billion, respectively. The majority of these positions are valued utilizing broker quotes or listed market prices. In certain instances, when broker quotes or listed prices are not available the Company utilizes prudent judgment in determining fair value which may involve the utilization of analysis of credit spreads associated with pricing of similar instruments, or other valuation techniques.

        Mortgage Loans and Real Estate    The Company is a market leader in mortgage-backed securities trading and mortgage securitizations (both residential and commercial). The Company's inventory of mortgage loans principally represents loans held prior to securitization. In this activity, the Company purchases mortgage loans from loan originators or in the secondary markets and then aggregates pools of mortgages for securitization. The Company records mortgage loans and direct real estate investments at fair value, with related mark-to-market gains and losses recognized in Principal transactions revenues.

        As the Company's inventory of residential loans turns over through sale to securitization trusts rather frequently, such loans are generally valued without the use of significant estimates.

        In addition, the Company held approximately $0.5 billion of non-investment grade retained interests at February 28, 2003, down from $1.1 billion at November 30, 2002. As these interests primarily represent the junior interests in commercial and residential mortgage securitizations, for which there are not active trading markets, estimates are generally required to be utilized in determining fair value. The Company values these instruments using prudent estimates of expected cash flows, and considers the valuation of similar transactions in the market.

New Accounting Developments

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses accounting and reporting for costs associated with exit or disposal activities including the accounting for certain employee termination benefits, contract termination costs and costs to consolidate facilities or relocate employees. This statement is effective for exit and disposal activities initiated after December 31, 2002. The Company adopted this standard during the first quarter of 2003 and such adoption did not have a material impact to the Company's financial condition or results of operations.

        In November 2002, the FASB issued FIN 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also provides additional guidance on the disclosure of guarantees. The recognition and measurement provisions are effective for guarantees made or modified after December 31, 2002. The disclosure provisions are effective for fiscal periods ending after December 15, 2002. The Company adopted FIN 45 during the first quarter of 2003, and the adoption did not have a material impact to the Company's financial condition or results of operations.

        On January 17, 2003 the FASB issued FIN 46, "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51" ("FIN 46"). This interpretation provides new consolidation accounting guidance for entities involved with special purpose entities. This guidance does not impact the accounting for securitizations transacted through QSPEs. This interpretation will require a primary beneficiary, defined as an entity which participates in either a majority of the risks or rewards of such SPE, to consolidate the SPE. An SPE would not be subject to this interpretation if such entity had sufficient voting equity capital, such that the entity is able to finance its activities without the additional subordinated financial support from other parties. FIN 46 also requires additional disclosures related to involvement with SPEs. The accounting provisions of this interpretation are effective for new transactions executed after January 31, 2003. The interpretation will be effective for all existing transactions with SPEs beginning in the Company's fourth quarter of 2003. While the Company has not yet completed its analysis of the impact of the new interpretation, the Company does not anticipate that the adoption of this interpretation will have a material impact to the Company's financial condition or its results of operations.

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

        Reference is made to Part I, Item 3, Legal Proceedings, in the Form 10-K for a complete description of the proceedings reported therein; only significant subsequent developments in such proceedings, if any, are given below.

Actions Regarding Enron Corporation (reported in the Form 10-K)

        In February 2003, Arthur Andersen LLP filed a third-party petition against LBI, Holdings and other commercial or investment banks. The third-party petition relates to an original petition filed against Anderson in the District Court of Harris County, Texas, 11th Judicial District, by Al Rajhi Investment Corporation BV, making claims for fraud and negligent misrepresentation in connection with allegedly materially misleading public statements concerning Enron's financial condition in connection with a metals sale in which plaintiff allegedly extended $100 million of credit to Enron. The third-party petition seeks assessment of proportionate liability and contribution from LBI, Holdings and the other third-party defendants. The third-party petition alleges that the third-party defendants were involved in creating, structuring, using and managing Enron's special purpose entities ("SPEs"), misrepresented or failed to disclose information regarding the SPEs, made public statements about Enron, financially assisted Enron, assisted Enron in raising money, invested in the SPEs and engaged in transactions involving Enron's assets.

Actions Regarding Frank Gruttadauria (reported in the Form 10-K)

        Another of the cases pending in the United States District Court for the Northern District of Illinois has been compelled to arbitration by order of the court.

WorldCom Bondholders Litigation (reported in the Form 10-K)

        Several individual actions were recently filed in various counties in Mississippi state court by individuals alleging violations of state law by LBI in connection with the 1997, 1998, 2000 and 2001 WorldCom bond offerings. (LBI did not participate in the 1997 and 2001 offerings.) The complaints do not identify the amount of WorldCom bonds purchased and seek compensatory and punitive damages.

ITEM 6    Exhibits and Reports on Form 8-K

(a)  Exhibits

        The following exhibits are filed as part of (or accompany, as indicated below) this Quarterly Report, or where indicated, were heretofore filed and are hereby incorporated by reference:

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

99.01
Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herewith) (This statement accompanies this Report in accordance with the Sarbanes-Oxley Act of 2002 and Commission Release No. 34-47551 and shall not be deemed "filed" with the Commission for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

99.02
Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included herewith) (This statement accompanies this Report in accordance with the Sarbanes-Oxley Act of 2002 and Commission Release No. 34-47551 and shall not be deemed "filed" with the Commission for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

(b)  Reports on Form 8-K

        The following Current Reports on Form 8-K were filed during the fiscal quarter for which this Report is filed:

        None

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEHMAN BROTHERS INC.
(Registrant)
Date: April 14, 2003	By:	/s/ DAVID GOLDFARB Chief Financial Officer (principal financial and accounting officer)

(THIS PAGE INTENTIONALLY LEFT BLANK)

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

Date: April 14, 2003
/s/ RICHARD S. FULD, JR. Richard S. Fuld, Jr. Chairman and Chief Executive Officer

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

Date: April 14, 2003
/s/ DAVID GOLDFARB David Goldfarb Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
Exhibit 12.01	Computation of Ratio of Earnings to Fixed Charges
Exhibit 99.01	Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.02	Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

LEHMAN BROTHERS INC. and SUBSIDIARIES FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 28, 2003
CONTENTS
AVAILABLE INFORMATION
LEHMAN BROTHERS INC. and SUBSIDIARIES PART I—FINANCIAL INFORMATION
LEHMAN BROTHERS INC. and SUBSIDIARIES CONSOLIDATED STATEMENT of INCOME (Unaudited) (In millions)
LEHMAN BROTHERS INC. and SUBSIDIARIES CONSOLIDATED STATEMENT of FINANCIAL CONDITION (unaudited) (In millions)
LEHMAN BROTHERS INC. and SUBSIDIARIES CONSOLIDATED STATEMENT of CASH FLOWS (unaudited) (In millions)
LEHMAN BROTHERS INC. and SUBSIDIARIES NOTES to CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2 LEHMAN BROTHERS INC. and SUBSIDIARIES MANAGEMENT'S ANALYSIS of RESULTS of OPERATIONS
LEHMAN BROTHERS INC. and SUBSIDIARIES PART II—OTHER INFORMATION
SIGNATURE
CERTIFICATIONS
EXHIBIT INDEX