Form 10-Q
period 2003-05-31
LEHMAN BROTHERS INC//
filed 2003-07-15
CIK 728586

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2003
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

        As of July 15, 2003, 1,006 shares of the Registrant's Common Stock, par value $0.10 per share, were outstanding.

LEHMAN BROTHERS INC. and SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MAY 31, 2003

CONTENTS

        [THIS PAGE INTENTIONALLY LEFT BLANK]

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

        In addition, LBI currently makes available on http://www.lehman.com its most recent annual report on Form 10-K and its quarterly reports on Form 10-Q for the current fiscal year, although in some cases these documents are not available on that site as soon as they are available on the SEC's site. You will need to have on your computer the Adobe® Acrobat® Reader® software to view these documents, which are in the.PDF format. If you do not have Adobe Acrobat, a link to Adobe Systems Incorporated's internet site, from which you can download the software, is provided.

LEHMAN BROTHERS INC. and SUBSIDIARIES
PART I—FINANCIAL INFORMATION

ITEM 1                        Financial Statements

	Three months ended
	May 31 2003	May 31 2002
Revenues
Principal transactions	$740	$206
Investment banking	346	344
Commissions	248	272
Interest and dividends	2,012	2,360
Other	8	10

Total revenues	3,354	3,192
Interest expense	1,764	2,150

Net revenues	1,590	1,042

Non-interest expenses
Compensation and benefits	802	531
Brokerage and clearance fees	64	60
Technology and communications	60	51
Occupancy	39	60
Business development	23	28
Professional fees	21	18
Management fees, net	22	18
Other	15	7
Real estate reconfiguration	31	—

Total non-interest expenses	1,077	773

Income before taxes	513	269
Provision for income taxes	170	71

Net income	$343	$198

See notes to consolidated financial statements.

LEHMAN BROTHERS INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT of INCOME
(Unaudited)
(In millions)

	Six months ended
	May 31 2003	May 31 2002
Revenues
Principal transactions	$1,040	$734
Investment banking	623	733
Commissions	457	503
Interest and dividends	3,961	4,634
Other	16	18

Total revenues	6,097	6,622
Interest expense	3,514	4,205

Net revenues	2,583	2,417

Non-interest expenses
Compensation and benefits	1,306	1,218
Brokerage and clearance fees	127	119
Technology and communications	120	89
Occupancy	85	94
Business development	44	48
Professional fees	38	29
Management fees, net	48	40
Other	26	24
Real estate reconfiguration	31	—

Total non-interest expenses	1,825	1,661

Income before taxes	758	756
Provision for income taxes	227	222

Net income	$531	$534

See notes to consolidated financial statements.

LEHMAN BROTHERS INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT of FINANCIAL CONDITION
(Unaudited)
(In millions)

	May 31 2003	November 30 2002
ASSETS
Cash and cash equivalents	$295	$369
Cash and securities segregated and on deposit for regulatory and other purposes	1,882	1,896
Securities and other financial instruments owned (includes $28,438 at May 31, 2003 and $22,407 at November 30, 2002 pledged as collateral)	80,624	70,881
Collateralized agreements:
Securities purchased under agreements to resell	87,393	75,769
Securities borrowed	35,762	25,380
Receivables:
Brokers, dealers and clearing organizations	8,608	5,783
Customers	7,902	5,146
Receivables from affiliates	11,017	9,884
Others	99	378
Property, equipment and leasehold improvements (net of accumulated depreciation and amortization of $149 in 2003 and $129 in 2002)	130	138
Other assets	462	443
Excess of cost over fair value of net assets acquired (net of accumulated amortization of $135 in 2003 and $134 in 2002)	150	152

Total assets	$234,324	$196,219

See notes to consolidated financial statements.

LEHMAN BROTHERS INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT of FINANCIAL CONDITION—(Continued)
(Unaudited)
(In millions, except share data)

	May 31 2003	November 30 2002
LIABILITIES AND STOCKHOLDER'S EQUITY
Short-term debt	$125	$123
Securities and other financial instruments sold but not yet purchased	53,741	50,352
Collateralized financing:
Securities sold under agreements to repurchase	101,855	83,343
Securities loaned	32,652	23,682
Other secured borrowings	—	1,666
Advances from Holdings and other affiliates	14,056	13,153
Payables:
Brokers, dealers and clearing organizations	8,152	3,473
Customers	8,882	6,474
Accrued liabilities and other payables	3,224	2,811
Long-term debt:
Senior notes	3,511	3,511
Subordinated indebtedness	4,393	4,479

Total liabilities	230,591	193,067

Commitments and contingencies
STOCKHOLDER'S EQUITY
Preferred stock, $0.10 par value; 10,000 shares authorized, none outstanding	—	—
Common stock, $0.10 par value; 10,000 shares authorized, 1,006 shares issued and outstanding	—	—
Additional paid-in capital	1,788	1,738
Accumulated other comprehensive income (net of tax)	3	3
Retained earnings	1,942	1,411

Total stockholder's equity	3,733	3,152

Total liabilities and stockholder's equity	$234,324	$196,219

See notes to consolidated financial statements.

LEHMAN BROTHERS INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT of CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended
	May 31 2003	May 31 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$531	$534
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	34	29
Real estate reconfiguration charge	31	—
Other adjustments	18	11
Net change in:
Cash and securities segregated and on deposit	14	1,621
Securities and other financial instruments owned	(9,685)	(4,414)
Securities borrowed	(10,382)	(8,085)
Other secured borrowings	(1,666)	(675)
Receivables from brokers, dealers and clearing organizations	(2,825)	988
Receivables from customers	(2,756)	3,762
Securities and other financial instruments sold but not yet purchased	3,389	9,486
Securities loaned	8,970	3,888
Payables to brokers, dealers and clearing organizations	4,679	112
Payables to customers	2,408	(2,301)
Accrued liabilities and other payables	364	(352)
Other operating assets and liabilities, net	246	(1,045)

Net cash provided by (used in) operating activities	(6,630)	3,559

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior notes	—	1,745
Proceeds from issuance of subordinated indebtedness	131	—
Principal payments of subordinated indebtedness	(275)	(255)
Net proceeds from (payments for) short-term debt	2	(894)
Resale agreements net of repurchase agreements	6,888	886
Decrease in advances from Holdings and other affiliates	(230)	(5,426)
Capital contribution from Holdings	50	—
Dividends paid or accrued	—	(4)

Net cash provided by (used in) financing activities	6,566	(3,948)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, equipment and leasehold improvements, net	(10)	(13)

Net cash used in investing activities	(10)	(13)

Net change in cash and cash equivalents	(74)	(402)

Cash and cash equivalents, beginning of period	369	648

Cash and cash equivalents, end of period	$295	$246

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)

Interest paid totaled $3,543 and $4,212 for the six months ended May 31, 2003 and May 31, 2002, respectively.
Income taxes paid totaled $69 and $204 for the six months ended May 31, 2003 and May 31, 2002, respectively.

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

2.    Real Estate Reconfiguration Charge:

        The Company's second quarter results include a $31 million real estate charge ($17 million after tax). The charge represents an adjustment of the real estate charge taken in the fourth quarter of 2002 and reflects the further deterioration in the sublease market for properties in New York since the fourth quarter.

3.    Capital Requirements:

        As a registered broker-dealer, LBI is subject to SEC Rule 15c3-1, the Net Capital Rule, which requires LBI to maintain net capital of not less than the greater of 2% of aggregate debit items arising from customer transactions, as defined, or 4% of funds required to be segregated for customers' regulated commodity accounts, as defined. At May 31, 2003, LBI's regulatory net capital, as defined, of $1,675 million exceeded the minimum requirement by $1,432 million.

        As a clearing broker-dealer, the Company has elected to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers ("PAIB calculation"). The PAIB calculation is completed in order for each correspondent firm that uses the Company as its clearing broker-dealer to classify its assets held by the Company as allowable assets in the correspondent's net capital calculation. At May 31, 2003, the Company had a reserve requirement for PAIB of $7.9 million. Additionally, the Company had $58 million of qualified securities or cash on deposit in a Special Reserve Bank Account as of May 31, 2003.

        The Company's "AAA" rated derivatives subsidiaries, Lehman Brothers Financial Products Inc. ("LBFP") and Lehman Brothers Derivative Products Inc. ("LBDP"), have established certain capital and operating restrictions which are reviewed by various rating agencies. At May 31, 2003, LBFP and LBDP each had capital which exceeded the requirements of the rating agencies.

        Repayment of subordinated indebtedness and certain advances and dividend payments by LBI are restricted by the regulations of the SEC and other regulatory agencies. In addition, certain covenants governing the indebtedness of LBI contractually limit its ability to pay dividends.

4.    Derivative Financial Instruments:

        In the normal course of business, the Company enters into derivative transactions both in a trading capacity and as an end-user. The Company's derivative activities (both trading and end-user) are recorded at fair value on the Consolidated Statement of Financial Condition. As an end user, the Company utilizes derivatives to modify the market risk exposures of certain assets and liabilities. In this regard, the Company primarily enters into fair value hedges utilizing interest rate swaps to convert a substantial portion of the Company's fixed rate long-term debt and certain term fixed rate secured financing activities to a floating interest rate. The ineffective portion of the fair value hedges was included in Interest expense on the Consolidated Statement of Income and was immaterial for the three and six months ended May 31, 2003 and 2002.

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

        Unrealized gains and losses on derivative contracts are recorded on a net basis on the Consolidated Statement of Financial Condition for those transactions with counterparties executed under a legally enforceable master netting agreement and are netted across products when such provisions are stated in the master netting agreement. Listed in the following table is the fair value of the Company's trading-related derivative activities. Assets and liabilities represent net unrealized gains (amounts receivable from counterparties) and net unrealized losses (amounts payable to counterparties), respectively.

	Fair Value* May 31, 2003		Fair Value* November 30, 2002
(in millions)
	Assets	Liabilities	Assets	Liabilities
Interest rate, currency and credit default swaps and options (including caps, collars and floors)	$11,036	$9,954	$7,594	$6,832
Foreign exchange forward contracts and options	760	626	368	391
Other fixed income securities contracts (including futures contracts, options and TBAs)	962	1,141	247	214
Equity contracts (including equity swaps, warrants and options)	672	878	537	627

Total	$13,430	$12,599	$8,746	$8,064

        * Amounts represent carrying value (exclusive of collateral) and do not include receivables or payables related to exchange-traded futures contracts.

        Assets included in the table above represent the Company's net receivable/payable for derivative financial instruments before consideration of collateral. Included within the $13,430 million fair value of assets at May 31, 2003 was $12,758 million related to swaps and other over-the-counter ("OTC") contracts and $672 million related to exchange-traded option and warrant contracts. Included within the $8,746 million fair value of assets at November 30, 2002 was $8,209 million related to swaps and other OTC contracts and $537 million related to exchange-traded option and warrant contracts.

        With respect to OTC contracts, including swaps, the Company views its net credit exposure to be $10,213 million at May 31, 2003, representing the fair value of the Company's OTC contracts in an unrealized gain position, after consideration of collateral. Presented below is an analysis of the Company's net credit exposure at May 31, 2003 for OTC contracts based upon actual ratings made by external rating agencies or by equivalent ratings established and utilized by the Company's Credit Risk Management Department.

Counterparty Risk Rating	S&P/Moody's Equivalent	Net Credit Exposure
1	AAA/Aaa	15%
2	AA-/Aa3 or higher	26%
3	A-/A3 or higher	42%
4	BBB-/Baa3 or higher	12%
5	BB-/Ba3 or higher	4%
6	B+/B1 or lower	1%

        The Company is also subject to credit risk related to its exchange-traded derivative contracts. Exchange-traded contracts, including futures and certain options, are transacted directly on the exchange. To protect against the potential for a default, all exchange clearinghouses impose net capital requirements for their membership. Additionally, exchange clearinghouses require counterparties to futures contracts to post margin upon the origination of the contracts and for any changes in the market value of the contracts on a daily basis (certain foreign exchanges provide for settlement within three days). Therefore, the potential for credit losses from exchange-traded products is limited.

        For a further discussion of the Company's derivative related activities, refer to "Management's Analysis of Results of Operations—Off-Balance Sheet Arrangements—Derivatives" and Notes 1 and 11 to the 2002 Consolidated Financial Statements, included in the Form 10-K.

5.    Securitizations:

        The Company is a market leader in mortgage- and asset-backed securitizations and other structured financing arrangements. In connection with these activities, the Company utilizes special purpose entities principally for (but not limited to) the securitization of commercial and residential mortgages, home equity loans, government and corporate bonds, and lease and trade receivables. The Company derecognizes financial assets transferred in securitizations provided that the Company has relinquished control over such assets. The Company may retain an interest in the financial assets it securitizes ("retained interests"), which may include assets in the form of residual interests in the special purpose entities established to facilitate the securitization. Any retained interests are included in Securities and other financial instruments owned (principally Mortgages and mortgage-backed) on the Consolidated Statement of Financial Condition. For further information regarding the accounting for securitization transactions, see Note 1 to the 2002 Consolidated Financial Statements, included in the Form 10-K. During the six months ended May 31, 2003 and 2002, the Company securitized approximately $68 billion and $53 billion of financial assets, including: $61 billion and $39 billion of residential mortgages, $2 billion in each period of commercial mortgages, and $5 billion and $12 billion of other asset-backed financial instruments, respectively.

        As of May 31, 2003 and November 30, 2002, the Company had approximately $644 million and $1,050 million, respectively, of non-investment grade retained interests from its securitization activities (principally junior security interests in securitizations) including $347 million of residential mortgages, $198 million of other asset-backed financial instruments and $99 million of commercial mortgages as of May 31, 2003; and $350 million of residential mortgages, $200 million of other asset-backed financial instruments and $500 million of commercial mortgages, as of November 30, 2002. The Company records its trading assets on a mark-to-market basis, including those assets held prior to securitization, as well as any retained interests post securitization. Mark-to-market gains or losses are recorded in Principal transactions on the Consolidated Statement of Income. Fair value is determined based upon listed market prices, if available. When market prices are not available, fair value is determined based on valuation pricing models which take into account relevant factors such as discount, credit and prepayment assumptions, and also considers comparisons to similar market transactions.

        The tables below outline the key economic assumptions used in measuring the fair value of retained interests:

At May 31, 2003:	Residential Mortgages	Other Asset-Backed	Commercial Mortgages
Weighted-average life	2 years	10 years	1 year
Annual prepayment rate	15–80 CPR	8–39 CPR	0–15 CPR
Credit loss assumption	.5–6%	3–12%	2–27%
Weighted-average discount rate	19%	5%	16%

At November 30, 2002:	Residential Mortgages	Other Asset-Backed	Commercial Mortgages
Weighted-average life	3 years	5 years	1 year
Annual prepayment rate	4–65 CPR	8–15 CPR	0–15 CPR
Credit loss assumption	.5–6%	3–10%	2–17%
Weighted-average discount rate	17%	5%	20%

        The tables below outline the sensitivity of the fair value of the retained interests to immediate 10% and 20% adverse changes in the above assumptions:

	At May 31, 2003			At November 30, 2002
(in millions)	Residential Mortgages	Other Asset- Backed	Commercial Mortgages	Residential Mortgages	Other Asset-Backed	Commercial Mortgages
Prepayment speed:
Impact of 10% adverse change	$2	$—	$—	$4	$1	$—
Impact of 20% adverse change	$6	$—	$—	$8	$2	$—
Assumed credit losses:
Impact of 10% adverse change	$15	$11	$8	$17	$12	$—
Impact of 20% adverse change	$31	$21	$9	$33	$24	$12
Discount rate:
Impact of 10% adverse change	$15	$13	$—	$17	$12	$—
Impact of 20% adverse change	$30	$26	$—	$34	$24	$—

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

        The following table summarizes cash flows from securitization trusts for the six months ended May 31, 2003:

	Six months ended May 31, 2003
(in millions)	Residential Mortgages	Other Asset- Backed	Commercial Mortgages
Cash flows received on retained interests	$96	$68	$4

6.     Financial Instruments:

        Securities and other financial instruments owned and Securities and other financial instruments sold but not yet purchased are recorded at fair value and are comprised of the following:

(in millions)	May 31 2003	November 30 2002
Securities and other financial instruments owned:
Mortgages and mortgage-backed	$7,080	$9,032
Government and agencies	27,706	21,845
Derivatives and other contractual agreements	13,430	8,746
Corporate debt and other	16,750	11,065
Corporate equities	14,783	17,562
Certificates of deposits and other money market instruments	875	2,631

	$80,624	$70,881

Securities and other financial instruments sold but not yet purchased:
Government and agencies	$32,011	$31,395
Derivatives and other contractual agreements	12,599	8,064
Corporate debt and other	5,249	7,101
Corporate equities	3,882	3,792

	$53,741	$50,352

7.     Securities Pledged as Collateral:

        The Company enters into secured borrowing and lending transactions to finance trading inventory positions, obtain securities for settlement and meet customers' needs. The Company receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans and certain other loans. The Company is generally permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements, enter into securities lending transactions or deliver to counterparties to cover short positions. The Company carries secured financing agreements for financial reporting purposes on a net basis when permitted under the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements" ("FIN 41").

        At May 31, 2003 and November 30, 2002, the fair value of securities received as collateral and securities owned that have not been sold, repledged or otherwise encumbered totaled approximately $15 billion and $13 billion, respectively. At May 31, 2003 and November 30, 2002, the gross fair value of securities received as collateral where the Company was permitted to sell or repledge the securities was approximately $306 billion and $290 billion, respectively. Of this collateral, approximately $301 billion and $286 billion at May 31, 2003 and November 30, 2002, respectively, has been sold or repledged, generally as collateral under repurchase agreements or to cover securities and other financial instruments sold but not yet purchased. Included in the $301 billion and $286 billion of collateral pledged at May 31, 2003 and November 30, 2002 were securities, primarily fixed income having a market value of approximately $26.3 billion and $23.4 billion, respectively, as collateral for securities borrowed having a market value of $26.0 billion and $23.3 billion, respectively.

        The Company also pledges its own assets, principally to collateralize certain financing arrangements. These pledged securities, where the counterparty has the right, by contract or custom, to rehypothecate the financial instruments are classified as Securities and other financial instruments owned, pledged as collateral, on the Consolidated Statement of Financial Condition as required by Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS 140").

        The carrying value of securities and other financial instruments owned that have been pledged to counterparties where those counterparties do not have the right to sell or repledge were approximately $29 billion and $30 billion at May 31, 2003 and November 30, 2002, respectively.

8.     Other Commitments and Contingencies:

        In the normal course of business the Company enters into various commitments and guarantees, including lending commitments to high grade and high yield borrowers, liquidity commitments and other guarantees. In all instances, the Company marks-to-market these commitments and guarantees with changes in fair value recognized in Principal transactions on the Consolidated Statement of Income.

Lending Related Commitments

        In connection with its financing activities, the Company had outstanding commitments under certain lending arrangements of approximately $2.1 billion and $1.1 billion at May 31, 2003 and November 30, 2002, respectively. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness. In addition, at May 31, 2003, the Company had commitments to enter into forward starting, secured reverse repurchase and repurchase agreements principally secured by government and government agency obligations of $39.0 billon and $31.3 billion, respectively, as compared to $68.6 billion and $38.1 billion, respectively, at November 30, 2002.

        The Company, through its high grade and high yield sales, trading and underwriting activities, makes commitments to extend credit in loan syndication transactions. The Company utilizes various hedging and funding strategies to actively manage its market, credit and liquidity exposures on these commitments. In addition, total commitments are not indicative of actual risk or funding requirements, as the commitments may not be drawn or fully utilized. These commitments and any related drawdowns of these facilities typically have fixed maturity dates and are contingent upon certain representations, warranties and contractual conditions applicable to the borrower.

        The Company had credit risk associated with lending commitments to investment grade borrowers (after consideration of hedges) of $1.9 billion and $2.6 billion at May 31, 2003 and November 30, 2002, respectively. In addition, the Company had credit risk associated with lending commitments to non-investment grade borrowers (after consideration of hedges) of $1.3 billion and $1.1 billion at May 31, 2003 and November 30, 2002, respectively. Before consideration of hedges, the Company had commitments to investment and non-investment grade borrowers of $5.3 billion and $1.4 billion as compared to $6.2 billion and $1.2 billion at May 31, 2003 and November 30, 2002, respectively. The Company had available undrawn borrowing facilities with third parties of approximately $2.6 billion and $2.8 billion at May 31, 2003 and November 30, 2002, respectively, which can be drawn upon to provide funding for these commitments. These funding facilities contain limits for certain concentrations of counterparty, industry or credit ratings of the underlying loans.

        In addition, the Company provided high yield contingent commitments related to acquisition financing of approximately $1.6 billion and $2.8 billion at May 31, 2003 and November 30, 2002, respectively. The Company's intent is, and its past practice has been, to sell down significantly all the credit risk associated with these loans, if closed, through loan syndications consistent with the Company's credit facilitation framework. These commitments are not indicative of the Company's actual risk as the borrower's ability to draw is subject to there being no material adverse change in either market conditions or the borrower's financial condition, among other factors. In addition, these commitments contain certain flexible pricing features in order to further adjust for changing market conditions.

        At May 31, 2003 and November 30, 2002, the Company had commitments to invest up to $197 million and $384 million, respectively, directly and through partnerships in private equity related investments. These commitments will be funded as required, in whole or in part, through the end of the respective investment periods, principally expiring in 2004.

Other Commitments and Guarantees

        In accordance with FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), the Company is required to disclose certain guarantees, including derivative contracts that require the Company to make payments to a counterparty based on changes on an underlying instrument or index (e.g., security prices, interest rates, and currency rates). Derivatives that meet the FIN 45 definition of a guarantee include credit default swaps, written put options, written foreign exchange ("FX") options and written interest rate caps and floors. According to FIN 45, derivatives are not considered guarantees if such contracts are cash settled and the Company has no basis to determine that it is probable that the derivative counterparty held the related underlying instrument. Accordingly, if these conditions were met, the Company has not included such derivatives contracts in its guarantee disclosures.

        At May 31, 2003, the maximum payout value of derivative contracts deemed to meet the FIN 45 definition of a guarantee was approximately $247 billion. For purposes of determining maximum payout, notional values were utilized; however, the Company believes that the fair value of these contracts is a more relevant measure of these obligations. At May 31, 2003, the fair value of such derivative contracts approximated $6.4 billion. The Company believes that the notional amounts greatly overstate the Company's expected payout. In addition, all amounts included above are before consideration of hedging transactions. These derivative contracts are generally highly liquid and the Company has substantially mitigated its risk on these contracts through hedges, such as other derivative contracts and/or cash instruments. The Company manages risk associated with derivative guarantees consistent with the Company's global risk management policies. The Company records derivative contracts, including those considered to be guarantees under FIN 45, on a fair value basis with related gains/losses recognized in Principal transactions on the Consolidated Statement of Income.

        The Company had liquidity commitments of approximately $1.9 billion related to trust certificates backed by investment grade municipal securities at May 31, 2003, as compared to $0.6 billion at November 30, 2002. The Company's obligation under such liquidity commitments is generally less than one year and is typically further limited by the fact that the Company's obligation ceases if the underlying assets are downgraded below investment grade or default.

        As of May 31, 2003 and November 30, 2002, the Company was contingently liable for $0.8 billion of letters of credit, primarily used to provide collateral for securities and commodities borrowed and to satisfy margin deposits at option and commodity exchanges.

        In the normal course of business, the Company provides guarantees to securities clearinghouses and exchanges. These guarantees are generally required under the standard membership agreements, such that members are required to guarantee the performance of other members. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral. The Company's obligation under such guarantees could exceed the collateral amounts posted; however, the potential for the Company to be required to make payments under such guarantees is deemed remote.

        In connection with certain asset sales and securitization transactions, the Company is often required to make representations and warranties about the assets conforming to specified guidelines. If it is later determined that the underlying assets fail to conform to the specified guidelines, the Company may have an obligation to repurchase the assets or indemnify the purchaser against any losses. To mitigate these risks, to the extent that the assets being securitized may have been originated by other third parties, the Company seeks to obtain appropriate representations and warranties from these third parties upon acquisition of such assets.

Litigation

        In the normal course of business, the Company has been named a defendant in a number of lawsuits and other legal proceedings. After considering all relevant facts and established reserves, in the opinion of the Company such litigation will not, in the aggregate, have a material adverse effect on the Company's consolidated financial position or cash flows, but may be material to the Company's operating results for any particular period, depending on the level of income for such period.

Other Off-Balance Sheet Arrangements

        Special purpose entities ("SPEs") are corporations, trusts or partnerships which are established for a limited purpose. SPEs by their nature generally do not provide equity owners with significant voting powers, as the SPE documents govern all material decisions. The Company's primary involvement with SPEs relates to securitization transactions in which transferred assets, including mortgages, loans, receivables and other assets, are sold to an SPE and repackaged into securities (i.e., securitized). SPEs may also be utilized by the Company to create securities with a unique risk profile desired by investors and as a means of intermediating financial risk. In summary, in the normal course of business, the Company may establish SPEs; sell assets to SPEs; underwrite, distribute and make a market in securities issued by SPEs; transact derivatives with SPEs; own securities or residual interests in SPEs and provide liquidity or other guarantees for SPEs.

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

        Certain special purpose entities do not meet the QSPE criteria due to their permitted activities not being sufficiently limited, or because the assets are not deemed qualifying financial instruments (e.g., real estate). In instances in which the Company is either the sponsor of or transferor to a non-qualifying special purpose entity, the Company follows the accounting guidance provided by Emerging Issues Task Force ("EITF") Topic D-14 and FASB Interpretation No. 46, "Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51" ("FIN 46") (for a discussion of FIN 46, see below) to determine whether consolidation is required. Under this guidance, the Company would not be required to, and does not consolidate such SPE if a third party investor made a substantive equity investment in the SPE, was subject to first dollar risk of loss of such SPE, and had a controlling financial interest. The Company's principal involvement with non-QSPEs relates to Collateralized Debt Obligations ("CDOs"), synthetic credit transactions and other structured financing transactions to facilitate customers' investment and/or funding needs.

        In January 2003, the FASB issued FIN 46. This interpretation provides consolidation accounting guidance for entities involved with SPEs. This guidance does not impact the accounting for securitizations transacted through QSPEs, but rather will replace EITF Topic D-14 as it is applied to non-QSPEs. This interpretation will require a primary beneficiary, defined as an entity which participates in either a majority of the risks or rewards of such SPE, to consolidate the SPE. An SPE would not be subject to this interpretation if such entity has sufficient voting equity capital (presumed to require that total voting equity is at least 10% of total assets), such that the entity is able to finance its activities without the additional subordinated financial support from other parties. The interpretation became effective for all new transactions after January 31, 2003 and will be effective for all other existing transactions with SPEs beginning in the Company's fourth quarter of 2003. While the Company has not yet completed its analysis of the impact of the new interpretation, the Company does not anticipate that the adoption of this interpretation will have a material impact to the Company's financial condition or its results of operations.

9.     Segments:

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

        The Company's segment information for the three and six months ended May 31, 2003 and May 31, 2002 is prepared utilizing the following methodologies:

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

Segments (Three Months Ended):

(in millions)	Investment Banking	Capital Markets	Client Services	Total
May 31, 2003
Gross Revenues	$346	$2,786	$222	$3,354
Interest Expense	—	1,757	7	1,764

Net Revenue	346	1,029	215	1,590

Depreciation and Amortization Expense	2	11	2	15
Other Expenses(1)	256	631	144	1,031

Income Before Taxes(1)	$88	$387	$69	$544

Segment Assets (billions)	$0.2	$230.8	$3.3	$234.3

(1)
Excludes the impact of the $31 million pre-tax real estate charge

(in millions)	Investment Banking	Capital Markets	Client Services	Total
May 31, 2002
Gross Revenues	$343	$2,646	$203	$3,192
Interest Expense	—	2,145	5	2,150

Net Revenue	343	501	198	1,042

Depreciation and Amortization Expense	3	12	2	17
Other Expenses	256	353	147	756

Income Before Taxes	$84	$136	$49	$269

Segment Assets (billions)	$0.4	$198.4	$2.9	$201.7

Segments (Six Months Ended):

(in millions)	Investment Banking	Capital Markets	Client Services	Total
May 31, 2003
Gross Revenues	$622	$5,079	$396	$6,097
Interest Expense	—	3,504	10	3,514

Net Revenue	622	1,575	386	2,583

Depreciation and Amortization Expense	6	23	5	34
Other Expenses(1)	466	1,022	272	1,760

Income Before Taxes(1)	$150	$530	$109	$789

Segment Assets (billions)	$0.2	$230.8	$3.3	$234.3

(1)
Excludes the impact of the $31 million pre-tax real estate charge

(in millions)	Investment Banking	Capital Markets	Client Services	Total
May 31, 2002
Gross Revenues	$732	$5,489	$401	$6,622
Interest Expense	—	4,193	12	4,205

Net Revenue	732	1,296	389	2,417

Depreciation and Amortization Expense	4	21	4	29
Other Expenses	516	836	280	1,632

Income Before Taxes	$212	$439	$105	$756

Segment Assets (billions)	$0.4	$198.4	$2.9	$201.7

        The following are net revenues by geographic region:

	Three Months Ended		Six Months Ended
(in millions)	May 31 2003	May 31 2002	May 31 2003	May 31 2002
U.S.	$1,402	$779	$2,141	$2,027
Europe	131	211	335	296
Asia Pacific	57	52	107	94

Total	$1,590	$1,042	$2,583	$2,417

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

LEHMAN BROTHERS INC. and SUBSIDIARIES
MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

ITEM 2

Forward-Looking Statements

        Some of the statements contained in this Management's Analysis of Results of Operations, including those relating to the Company's strategy and other statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements are not historical facts but instead represent only the Company's expectations, estimates and projections regarding future events. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include, but are not limited to, market fluctuations and volatility, industry competition and changes in the competitive environment, investor sentiment, liquidity risks, credit ratings changes, credit exposure and legal and regulatory proceedings and changes. (For further discussion of these risks, see "Part I, Item 1—Business—Forward-Looking Statements" in the Form 10-K.) The Company's actual results and financial condition may differ, perhaps materially, from the anticipated results and financial condition in any such forward-looking statements and, accordingly, readers are cautioned not to place undue reliance on such statements. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations
For the Three Months Ended May 31, 2003 and May 31, 2002

        The Company reported net income of $343 million for the quarter ended May 31, 2003, an increase of 73% as compared to $198 million for the second quarter of 2002. These results included a $31 million pre-tax real estate charge ($17 million after tax) associated with the Company's previous decision to dispose of certain excess real estate. The Company believes that the significant increase in net income in the second quarter of 2003 reflects the more positive economic environment experienced in the second quarter of 2003 as well as improvements the Company has achieved in its market position. The Company continues to maintain its disciplined approach with regard to its core competencies in expense, risk and liquidity management.

Net Revenues

        Second quarter 2003 net revenues were a record $1,590 million as compared to $1,042 million for the second quarter 2002, an increase of 53%, and up 61% versus the $989 million for the first quarter of 2003. The Company's second quarter 2003 revenues were driven by strong technicals including historically low interest rates, declining credit spreads and appreciating equity markets. These market conditions resulted in improved customer flow trading activity in both fixed income and equity products as investors became decidedly more active following the resolution of the conflict in Iraq. However, mergers and acquisitions ("M&A") and equity origination activity remained weak in 2003 compared to historical norms.

Principal Transactions, Commissions and Net Interest Revenues

        The Company evaluates the performance of its Capital Markets and Client Services revenues in the aggregate, including Principal transactions, Commissions and net interest. Decisions relating to these activities are based on a review of aggregate revenues, which includes an assessment of the potential gain or loss associated with a transaction, including associated commissions, and the interest and dividends revenue and expense associated with financing or hedging the Company's positions. Therefore, the Company evaluates its Net revenues from Principal transactions, Commissions and Interest and dividends revenues, offset by Interest expense, in the aggregate. Caution should be used when analyzing these revenue categories individually, as they may not be indicative of the performance of the Company's overall Capital Markets and/or Client Services activities.

        Principal transactions, Commissions and net interest revenues increased 80% to $1,236 million for the second quarter of 2003 as compared to $688 million for the second quarter of 2002 driven by record revenues from fixed income products and a 73% increase in revenues from equity products. The near perfect fixed income market conditions in the second quarter of 2003 resulted in record customer driven volumes and strong performances in virtually all fixed income asset classes. Equity revenues benefited from the overall upward movement in U.S. equity market indices, which saw increases of 10 to 20% during the second quarter of 2003, and improvements in customer flow activities, primarily in convertibles.

        Principal transactions revenues were $740 million for the second quarter of 2003 as compared to $206 million for the second quarter of 2002. Commissions revenues were $248 million for the second quarter of 2003 as compared to $272 million for the second quarter of 2002. Interest and dividend revenues were $2,012 million for the second quarter of 2003 as compared to $2,360 million for the second quarter of 2002. Interest expense decreased to $1,764 million for the second quarter of 2003 as compared to $2,150 million for the second quarter of 2002.

        The increase in Principal transactions revenues primarily reflects record fixed income revenues with significant gains in mortgage products, interest rate derivatives, high yield and high grade credit, foreign exchange and municipals. The decrease in Commissions revenues is reflective of reduced demand for equity products as compared with the second quarter of 2002.

        Interest and dividends revenues and Interest expense are functions of the level and mix of total assets and liabilities, principally financial instruments owned and secured financing activities, the prevailing level of interest rates, as well as the term structure of the Company's financings. Interest and dividends revenues and Interest expense are integral components of the Company's overall customer flow activities. The decline in Interest and dividend revenues and Interest expense from the previous year is principally due to an overall decrease in interest rates between the periods. The 18% increase in net interest revenue to $248 million in the second quarter of 2003 from $210 million in the second quarter of 2002 was principally due to an increase in total inventory as compared to the prior year.

Investment Banking

        Investment banking revenues were $346 million for the second quarter of 2003 as compared to $344 million for the second quarter of 2002. Investment banking revenues result mainly from fees earned by the Company for underwriting public and private offerings of fixed income and equity securities, advising clients on M&A activities and other services. Investment banking revenues remained relatively flat from the second quarter of 2002 reflecting decreased activity in equity origination and mergers and acquisitions. Debt underwriting activities continued at robust levels reflecting the positive environment.

Non-Interest Expenses

        Non-interest expenses were $1,077 million for the second quarter of 2003, up 39% from $773 million for the second quarter of 2002. Non-interest expenses for the second quarter of 2003 include a $31 million real estate charge ($17 million after-tax). This charge represents an adjustment of the real estate charge taken in the fourth quarter of 2002 and reflects the further deterioration in the sublease market for properties in New York since the fourth quarter. Compensation and benefits expense increased to $802 million from $531 million in the second quarter of 2002 with compensation and benefits expense as a percentage of revenues essentially unchanged at 50% in the second quarter of 2003 as compared to 51% in the second quarter of 2002.

        Non personnel expenses were $275 million for the second quarter of 2003; essentially flat compared to the $242 million in the second quarter of 2002, excluding the $31 million real estate charge. During the second quarter of 2003 occupancy costs decreased over the prior year due to the Company's real estate reconfiguration in 2002. This decrease was offset by slightly higher expenses in almost all other non personnel expense categories.

Income Taxes

        The Company recorded a provision for income taxes of $170 million for the second quarter of 2003 as compared to $71 million for the second quarter of 2002 which resulted in effective tax rates of 33% and 26%, respectively. The increase in the effective tax rate is primarily due to higher levels of income subject to tax at marginal statutory rates in the second quarter of 2003.

Segment Results—Three Months Ended May 31, 2003 and May 31, 2002

        The Company is segregated into three business segments (each of which is described below): Investment Banking, Capital Markets and Client Services. Each segment represents a group of activities and products with similar characteristics. These business activities result in revenues from both institutional and high-net-worth retail clients, which are recognized across all revenue categories contained on the Consolidated Statement of Income. (Segment net revenues also contain certain internal allocations, including funding costs, which are centrally managed. For further discussion of these allocations, see Note 9 to the Consolidated Financial Statements included in this Report.)

	Three Months Ended May 31, 2003				Three Months Ended May 31, 2002
(in millions)	Investment Banking	Capital Markets	Client Services	Total	Investment Banking	Capital Markets	Client Services	Total
Principal transactions	$—	$598	$142	$740	$—	$75	$131	$206
Investment banking	346	—	—	346	343	—	1	344
Commissions	—	183	65	248	—	216	56	272
Interest and dividends	—	2,002	10	2,012	—	2,351	9	2,360
Other	—	3	5	8	—	4	6	10

Total revenues	346	2,786	222	3,354	343	2,646	203	3,192
Interest expense	—	1,757	7	1,764	—	2,145	5	2,150

Net revenues	346	1,029	215	1,590	343	501	198	1,042
Non-interest expenses(1)	258	642	146	1,046	259	365	149	773

Income before taxes(1)	$88	$387	$69	$544	$84	$136	$49	$269

(1)
Excludes the impact of the $31 million pre-tax real estate charge

        In assessing the performance of Capital Markets and Client Services, the Company evaluates Principal transactions, Commissions and net interest revenues in the aggregate. Decisions relating to Capital Markets and Client Services activities are based on an overall review of aggregate revenues, which includes an assessment of the potential gain or loss associated with a transaction including associated commissions, and the Interest and dividends revenues and Interest expense associated with financing or hedging the Company's positions. Therefore, the Company evaluates its net revenues from Principal transactions, Commissions and Interest and dividends revenues, offset by related Interest expense, in the aggregate, because the revenue classifications, when analyzed individually, may not be indicative of the performance of the Company's Capital Markets and Client Services activities.

        Investment Banking    This segment's net revenues result from fees earned by the Company for underwriting public and private offerings of fixed income and equity securities, and advising clients on merger and acquisition activities and other services.

        Investment Banking's Net revenues remained relatively flat at $346 million for the second quarter of 2003 as compared to $343 million in the second quarter of 2002, as an increase in debt underwriting activity was offset by reduced equity underwriting.

INVESTMENT BANKING NET REVENUES

	Three Months Ended
(in millions)	May 31 2003	May 31 2002
Debt Underwriting	$234	$214
Equity Underwriting	60	81
M&A Advisory	52	48

	$346	$343

        Debt underwriting revenues increased to $234 million in the second quarter of 2003 as compared to $214 million in the second quarter 2002, and increased 26% from the first quarter of 2003. Fixed income originations remained at robust levels, as many issuers continued to take advantage of the low interest rate environment, a flatter yield curve, tight credit spreads and strong investor demand for new product.

        Equity underwriting revenues were $60 million in the second quarter of 2003, down 26% from the second quarter of 2002, but 58% higher than the first quarter 2003. The decrease in equity origination compared to the second quarter of 2002 was due to the continued weakness in the equity markets, as industry-wide volumes dropped to their lowest quarterly levels in several years.

        M&A advisory fees remained relatively flat at $52 million from $48 million in the second quarter 2002.

        Investment Banking pre-tax income of $88 million in the second quarter of 2003 remained relatively flat from $84 million in the second quarter of 2002, as net revenues and non-interest expenses were essentially unchanged.

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

CAPITAL MARKETS NET REVENUES

	Three Months Ended May 31, 2003			Three Months Ended May 31, 2002
(in millions)	Gross Revenues	Interest Expense	Net Revenues	Gross Revenues	Interest Expense	Net Revenues
Fixed Income	$2,239	($1,507)	$732	$2,117	($1,786)	$331
Equities	547	(250)	297	529	(359)	170

	$2,786	($1,757)	$1,029	$2,646	($2,145)	$501

        Capital Markets net revenues were $1,029 million for the second quarter of 2003, an increase of 105% from the second quarter of 2002, reflecting record performance in fixed income and improved performance in equities.

        The fixed income component of Capital Markets in the second quarter of 2003 realized a third consecutive quarter of record results as net revenues increased 121% from the second quarter of 2002 and 73% over the first quarter of 2003. The increase over the prior year was principally driven by near optimal market conditions which led to record customer driven volumes and strong performances in virtually all asset classes. The second quarter of 2003 saw a decline in the absolute levels of interest rates as the U.S. Treasury rate hit a 45 year low, and credit spreads tightened significantly with spreads on U.S. investment grade and high yield bonds decreasing 33 basis points and 153 basis points, respectively, from end of first quarter 2003 levels. These conditions resulted in increased customer flow trading activity and revenues from mortgage products, interest rate derivatives, high yield and high grade credit, foreign exchange and municipals. Increased revenues in mortgage related products were driven by continued strength in securitization activity and distribution of various mortgage loan products, particularly in the residential sector. Interest rate derivatives had a record quarter as origination clients used derivatives to customize a significant volume of refinancings and investors increased their utilization of such products in response to the higher volatility levels. The volatility in the currency markets during the second quarter of 2003 drove increased customer flow activities. In municipals, state and local deficits drove a strong issuance calendar, which, in turn, drove increased secondary market trading activity.

        Net revenues from the equities component of Capital Markets were $297 million in the second quarter of 2003, up 75% from the $170 million in the second quarter of 2002. Equity indices rallied in the second quarter of 2003 as the end of the Iraq conflict and improved corporate earnings brought investors off the sidelines. The increase was principally due to increases in convertibles, and cash products as well as an improvement in performance in private equity investments. Convertibles benefited from improved credit markets and increased new issuance activity which led to increased secondary trading as investors sought defensive assets with upside potential. In addition, equity capital markets revenues increased due to improvements in the Company's private equity portfolio relating to certain publicly traded investments.

        Capital Markets pre-tax earnings of $387 million in the second quarter of 2003 increased 185% from pre-tax earnings of $136 million in the second quarter of 2002 driven by higher net revenues. Capital Markets non-interest expenses increased 76% during the second quarter of 2003 to $642 million from $365 million in the second quarter of 2002 driven primarily by an increase in compensation and benefits.

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

        Interest and dividends revenues for Capital Markets businesses decreased by 15% from the quarter of 2002, while Interest expense decreased by 18% over this same period, reflecting the decline in interest rates from the previous year's second quarter of approximately 50 basis points. Net interest revenue increased 19% to $245 million in the second quarter of 2003, benefiting from the change in inventory mix to higher levels of interest-bearing assets.

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

        Client Services net revenues were $215 million in the second quarter of 2003, a 9% increase compared to $198 million in the second quarter of 2002. Customer flow activity in fixed income products reached record levels as investors in search of yield continued to reallocate assets.

CLIENT SERVICES NET REVENUES

	Three Months Ended
(in millions)	May 31 2003	May 31 2002
Private Client	$215	$197
Private Equity	—	1

	$215	$198

        Client Services pre-tax earnings of $69 million increased 41% in the second quarter of 2003 from $49 million in the second quarter of 2002 driven by increased net revenues. Non-interest expenses remained relatively unchanged as compared to the prior year.

Results of Operations
For the Six Months Ended May 31, 2003 and May 31, 2002

        The Company reported net income of $531 million for the six months ended May 31, 2003, a decrease of 1% as compared to $534 million for the six months ended May 31, 2002. These results included a $31 million pre-tax real estate charge, ($17 million after-tax) associated with the Company's previous decision to dispose of certain excess real estate. During the six month period, the Company continued its disciplined approach with regard to its core competencies in expense, risk and liquidity management.

Net Revenues

        Net revenues were $2,583 million for the first six months of 2003 as compared to $2,417 million for the first six months of 2002. Revenues increased 7% compared to the prior year's levels, reflecting a strong performance in what remains a very difficult operating environment.

Principal Transactions, Commissions and Net Interest Revenues

        The Company evaluates the performance of its Capital Markets and Client Services revenues in the aggregate, including Principal transactions, Commissions and net interest. Decisions relating to these activities are based on a review of aggregate revenues, which includes an assessment of the potential gain or loss associated with a transaction, including associated commissions, and the Interest and dividends revenue and Interest expense associated with financing or hedging the Company's positions. Therefore, the Company evaluates its net revenues from Principal transactions, Commissions and Interest and dividends revenues, offset by Interest expense, in the aggregate. Caution should be used when analyzing these revenue categories individually, as they may not be indicative of the performance of the Company's overall Capital Markets and Client Services activities.

        Principal transactions, Commissions and net interest revenues increased 17% to $1,944 million for the first six months of 2003 as compared to $1,666 million for the first six months of 2002, reflecting robust fixed income customer flow activities, offset by continued weakness in the equities markets. Fixed income products benefited from the rally in U.S. Treasuries and the narrowing of credit spreads, as investors continued to be risk averse. These conditions contributed to strong customer flow activity and improved results, particularly in interest rate products and high grade and high yield bonds. In addition, there was improved performance from mortgage products driven by continued strength in securitization activity as a result of historically low interest rate levels. Revenues from equity products improved on stronger customer activity, primarily in convertibles. The Company also continued to improve its market share in both listed and NASDAQ trading volumes during the first six months of 2003.

        Within these amounts, Principal transactions revenues were $1,040 million for the first six months of 2003 as compared to $734 million for the first six months of 2002. Commissions revenues were $457 million for the first six months of 2003 as compared to $503 million for the first six months of 2002. Interest and dividend revenues were $3,961 million for the first six months of 2003 as compared to $4,634 million for the first six months of 2002. Interest expense was $3,514 million for the first six months of 2003 as compared to $4,205 million for the second quarter of 2002.

        The increase in Principal transactions revenues reflects improved trading revenue in nearly all fixed income products. The decrease in Commissions revenues is principally a result of lower customer flow activity in equity trading volumes, as investors continued to move toward more defensive asset classes during the first six months of 2003.

        Interest and dividend revenues and Interest expense are functions of the level and mix of total assets and liabilities, principally financial instruments owned and secured financing activities, the prevailing level of interest rates, as well as the term structure of the Company's financings. Interest and dividends revenues and Interest expense are integral components of the Company's overall customer flow activities. The decline in Interest and dividends revenues and Interest expense from the previous year is principally due to a decline in interest rates over the period. The increase in net interest revenue of 4% to $447 million in the first six months of 2003 from $429 million in the first six months of 2002 was due to a change in inventory mix to higher levels of interest bearing assets in response to continued shifts in customer asset preferences.

Investment Banking

        Investment banking revenues were $623 million for the first six months of 2003 as compared to $733 million for the first six months of 2002. Investment banking revenues result mainly from fees earned by the Company for underwriting public and private offerings of fixed income and equity securities, advising clients on M&A activities and other services. Investment banking revenues decreased 15% from the first six months of 2002 reflecting the continued market weakness in equity underwriting, partially offset by stronger debt underwriting levels.

Non-Interest Expenses

        Non-interest expenses were $1,825 million for the first six months of 2003, up 10% from $1,661 million for the first six months of 2002. Non-interest expenses for the first six months of 2003 include a $31 million real estate charge ($17 million after-tax). This charge represents an adjustment of the real estate charge taken in the fourth quarter of 2002 and reflects the further deterioration in the sublease market for properties in New York since the fourth quarter. Compensation and benefits expense of $1,306 million increased 7% from $1,218 million in the first six months of 2002 as a result of the 7% increase in net revenues over the same period.

        Nonpersonnel expenses were $519 million for the first six months of 2003, up 17% compared to the first six months of 2002. Technology and communication expense increased to $120 million for the first six months of 2003 from $89 million for the first six months of 2002, primarily due to amortization of new technology assets at the Company's new facilities and increased spending associated with the enhancement of the Company's capital markets trading platforms and technology infrastructure. Brokerage and clearance fees increased 7% in the first six months of 2003 as a result of higher volumes across many fixed income products. Professional fees increased 31% in the first six months of 2003 as a result of legal and accounting and audit fees.

Income Taxes

        The Company recorded a provision for income taxes of $227 million for the first six months of 2003 versus $222 million for the first six months of 2002. This provision resulted in effective tax rates of 30% and 29% respectively. The increase in the effective tax rate is primarily due to a higher level of income subject to marginal statutory rates in the first six months of 2003.

Segment Results—Six Months Ended May 31, 2003 and May 31, 2002

        The Company is segregated into three business segments (each of which is described below): Investment Banking, Capital Markets and Client Services. Each segment represents a group of activities and products with similar characteristics. These business activities result in revenues from both institutional and high-net-worth retail clients, which are recognized across all revenue categories contained on the Consolidated Statement of Income. (Segment net revenues also contain certain internal allocations, including funding costs, which are centrally managed. For further discussion of these allocations, see Note 9 to the Consolidated Financial Statements included in this Report.)

	Six Months Ended May 31, 2003				Six Months Ended May 31, 2002
(in millions)	Investment Banking	Capital Markets	Client Services	Total	Investment Banking	Capital Markets	Client Services	Total
Principal transactions	$—	$790	$250	$1,040	$—	$478	$256	$734
Investment banking	622	—	1	623	732	—	1	733
Commissions	—	339	118	457	—	392	111	503
Interest and dividends	—	3,944	17	3,961	—	4,613	21	4,634
Other	—	6	10	16	—	6	12	18

Total revenues	622	5,079	396	6,097	732	5,489	401	6,622
Interest expense	—	3,504	10	3,514	—	4,193	12	4,205

Net revenues	622	1,575	386	2,583	732	1,296	389	2,417
Non-interest expenses(1)	472	1,045	277	1,794	520	857	284	1,661

Income before taxes(1)	$150	$530	$109	$789	$212	$439	$105	$756

(1)
Excludes the impact of the $31 million pre-tax real estate charge

        In assessing the performance of Capital Markets and Client Services, the Company evaluates Principal transactions, Commissions and net interest revenues in the aggregate. Decisions relating to Capital Markets and Client Services activities are based on an overall review of aggregate revenues, which includes an assessment of the potential gain or loss associated with a transaction including associated commissions, and the Interest and dividends revenues and Interest expense associated with financing or hedging the Company's positions. Therefore, the Company evaluates its net revenues from Principal transactions, Commissions and Interest and dividends revenue, offset by related Interest expense, in the aggregate, because the revenue classifications, when analyzed individually, may not be indicative of the performance of the Company's Capital Markets and Client Services activities.

        Investment Banking    This segment's net revenues result from fees earned by the Company for underwriting public and private offerings of fixed income and equity securities, and advising clients on merger and acquisition activities and other services.

        Investment Banking's net revenues decreased 15% during the first half of 2003 to $622 billion from $732 million in the first half of 2002 due principally to lower equity underwriting activity.

INVESTMENT BANKING NET REVENUES

	Six Months Ended
(in millions)	May 31 2003	May 31 2002
Debt Underwriting	$418	$401
Equity Underwriting	99	214
M&A Advisory	105	117

	$622	$732

        Debt underwriting revenues increased slightly in the first six months of 2003 as compared to the first six months 2002. Fixed income originations remained at robust levels as low interest rates and the narrowing of credit spreads caused corporations to accelerate their financing activity. Investment grade underwriting activity was particularly strong, with market volumes increasing 16% from the first six months of 2002, as issuers took advantage of tighter credit spreads.

        Equity underwriting revenues were $99 million in the first six months of 2003, down 54% from the first six months of 2002. The decrease in equity origination was due to the continued weakness in the global equity markets, as industry-wide volumes dropped to their lowest quarterly levels in several years. Industry-wide global equity market volumes decreased 45% during the first six months of 2003 as compared to the first six months of 2002, with particular weakness in the IPO sector as corporations delayed deals amid the slumping equity markets.

        M&A advisory fees decreased 10% in first six months 2003 compared to the first six months of 2002. M&A activity continued to be hampered by lackluster economic data and geopolitical concerns, resulting in industry wide market volume for completed transactions in the first six months of 2003 at its lowest in over five years. M&A completed volume was down 19% from the first six months of 2002.

        Investment Banking pre-tax earnings of $150 million in the first six months of 2003 decreased 29% from $212 million in the first six months of 2002, as a 15% decrease in net revenues was only partially offset by a 9% decrease in non-interest expenses. The decrease in non-interest expenses primarily reflected reduced compensation and benefits associated with lower revenue levels and reduced headcount. Nonpersonnel expenses were down slightly as compared to the first half of 2002 as the Company continued to focus on minimizing discretionary spending in the current market environment.

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

CAPITAL MARKETS NET REVENUES

	Six Months Ended May 31, 2003			Six Months Ended May 31, 2002
(in millions)	Gross Revenues	Interest Expense	Net Revenues	Gross Revenues	Interest Expense	Net Revenues
Fixed Income	$4,162	($3,002)	$1,160	$4,551	($3,495)	$1,056
Equities	917	(502)	415	938	(698)	240

	$5,079	($3,504)	$1,575	$5,489	($4,193)	$1,296

        Capital Markets net revenues were $1,575 million for the first six months of 2003, an increase of 22% from the second quarter of 2002, reflecting record performance in fixed income and improved performance in equities. Institutional customer flow activity increased in fixed income products as spreads tightened causing the market to pursue high yields. In equity products, increases in convertibles and in U.S. listed market share helped drive the net revenue increase.

        Net revenues for the fixed income component of Capital Markets in the first six months of 2003 exceeded the first six months of 2002 by 10%. The increase was principally driven by a strong level of institutional customer flow activity, as historically low interest rates and narrowing credit spreads contributed to increased trading activity and revenues from interest rate, high grade, high yield and mortgage products. Revenues from the mortgage business continued to be bolstered by a strong volume of refinancings and heavy investor demand for secondary products. Credit and interest rate derivative products were also strong as investors sought to diversify and hedge their risks.

        Net revenues from the equities component of Capital Markets were $415 million in the first six months of 2003, up 73% from the first six months of 2002. U.S. equity indices increased slightly from year end 2002, while European and Asian indices have declined. Favorable performance in convertibles contributed to the increase in revenues, driven by improved credit markets and strong customer activity on the heels of increased new issuance activity.

        Capital Markets pre-tax earnings of $530 million in the first six months of 2003 increased 21% from pre-tax earnings of $439 million in the first six months of 2002, driven by a 22% increase in net revenues. Capital Markets non-interest expenses increased 22% during the first six months of 2003 to $1,045 million from $857 million in the first six months of 2002, primarily due to an increase in compensation and benefits expense associated with the increase in net revenues. In addition, nonpersonnel expenses increased principally due to higher brokerage and clearance costs associated with higher volumes in certain fixed income products.

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

        Interest and dividend revenues for Capital Markets businesses decreased by 15% from the first six months of 2002, while Interest expense decreased by 16% over this same period, reflecting the decline in interest rates from the previous year. Net interest revenue increased 5% to $440 million in the first six months of 2003, benefiting from the steepening yield curve environment, which reduced short-term financing costs, coupled with a change in inventory mix to higher levels of interest-bearing assets and lower equity inventory levels.

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

        Client Services net revenues were $386 million in the first six months of 2003, compared to $389 million in the first six months of 2002. Private Client net revenues remained relatively flat at $385 million in the first six months of 2003 from the $388 in the first six months of 2002 as record fixed income activity was offset by lower equity sales.

CLIENT SERVICES NET REVENUES

	Six Months Ended
(in millions)	May 31 2003	May 31 2002
Private Client	$385	$388
Private Equity	1	1

	$386	$389

        Client Services pre-tax earnings of $109 million increased in the first six months of 2003 up from $105 million in the first six months of 2002. Client services net revenue and non-interest expenses of $386 million and $277 million were relatively flat in the first six months of 2003 as compared to $389 million and $284 million in the first six months of 2002.

Contingencies, Commitments and Other Guarantees

        In the normal course of business the Company enters into various commitments and guarantees, including lending commitments to high grade and high yield borrowers, liquidity commitments and other guarantees. In all instances, the Company marks-to-market these commitments and guarantees with changes in fair value recognized in Principal transactions on the Consolidated Statement of Income.

Lending Related Commitments

        In connection with its financing activities, the Company had outstanding commitments under certain lending arrangements of approximately $2.1 billion and $1.1 billion at May 31, 2003 and November 30, 2002, respectively. These commitments require borrowers to provide acceptable collateral, as defined in the agreements, when amounts are drawn under the lending facilities. Advances made under the above lending arrangements are typically at variable interest rates and generally provide for over-collateralization based upon the borrowers' creditworthiness. In addition, at May 31, 2003 the Company had commitments to enter into forward starting secured reverse repurchase and repurchase agreements, principally secured by government and government agency collateral of $39.0 billon and $31.3 billion, respectively, as compared to $68.6 billion and $38.1 billion, respectively, at November 30, 2002.

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

        The Company had credit risk associated with lending commitments to investment grade borrowers (after consideration of hedges) of $1.9 billion and $2.6 billion at May 31, 2003 and November 30, 2002, respectively. In addition, the Company had credit risk associated with lending commitments to non-investment grade borrowers (after consideration of hedges) of $1.3 billion and $1.1 billion at May 31, 2003 and November 30, 2002, respectively. Before consideration of hedges, the Company had commitments to investment and non-investment grade borrowers of $5.3 billion and $1.4 billion as compared to $6.2 billion and $1.2 billion at May 31, 2003 and November 30, 2002, respectively. The Company had available undrawn borrowing facilities with third parties of approximately $2.6 billion at May 31, 2003 and $2.8 billion at November 30, 2002, which can be drawn upon to provide funding for these commitments. These funding facilities contain limits for certain concentrations of counterparty, industry or credit ratings of the underlying loans.

        In addition, the Company provided high yield contingent commitments related to acquisition financing of approximately $1.6 billion and $2.8 billion at May 31, 2003 and November 30, 2002, respectively. The Company's intent is, and its past practice has been, to sell down significantly all the credit risk associated with these loans, if closed, through loan syndications consistent with the Company's credit facilitation framework. These commitments are not indicative of the Company's actual risk as the borrower's ability to draw is subject to there being no material adverse change in either market conditions or the borrower's financial condition, among other factors. In addition, these commitments contain certain flexible pricing features in order to further adjust for changing market conditions prior to closing.

        Aggregate lending related commitments as of May 31, 2003 by maturity are as follows:

		Amount of Commitment Expiration Per Period
(in millions)	Total Contractual Amount	Remaining 2003	2004- 2006	2007- 2008	2009 & Thereafter
Lending commitments:
High grade	$5,302	$1,470	$3,000	$832	$—
High yield	1,421	302	558	318	243
Contingent acquisition facilities	1,616	1,616	—	—	—
Secured lending transactions, including forward starting resale and repurchase agreements	72,380	55,975	15,946	330	129

Other Commitments and Guarantees

        In accordance with FIN 45, the Company is required to disclose guarantees, including derivative contracts, that require the Company to make payments to a counterparty based on changes in an underlying (e.g., security prices, interest rates and currency rates). Derivatives that meet the FIN 45 definition of a guarantee include credit default swaps, written put options, written FX options and written interest rate caps and floors. According to FIN 45, derivatives are not considered guarantees if such contracts are cash settled and the Company has no basis to determine that it is probable that the derivative counterparty held the related underlying instrument. Accordingly, if these conditions were met, the Company has not included such derivatives contracts in the table below.

        At May 31, 2003, the maximum payout value of derivative contracts deemed to meet the FIN 45 definition of a guarantee was approximately $247 billion. For purposes of determining maximum payout, notional values were utilized; however, the Company believes that the fair value of these contracts is a more relevant measure of these obligations. At May 31, 2003, the fair value of such derivative contracts approximated $6.4 billion. The Company believes that these notional amounts greatly overstate the Company's expected payout. In addition, all amounts included above are before consideration of hedging transactions. These derivative contracts are generally highly liquid and the Company has substantially mitigated its risk on these contracts through hedges, such as other derivative contracts and/or cash instruments. The Company manages risk associated with derivative guarantees consistent with the Company's global risk management policies. The Company records derivative contracts, including those considered to be guarantees under FIN 45, on a fair value basis with related gains/losses recognized in Principal transactions on the Consolidated statement of income.

        The Company had liquidity commitments of approximately $1.9 billion related to trust certificates backed by investment grade municipal securities at May 31, 2003, as compared to $0.6 billion at November 30, 2002. The Company's obligation under such liquidity commitments is generally less than one year and is typically further limited by the fact that the Company's obligation ceases if the underlying assets are downgraded below investment grade or default.

        As of May 31, 2003 and November 30, 2002, the Company was contingently liable for $0.8 billion of letters of credit, primarily used to provide collateral for securities and commodities borrowed and to satisfy margin deposits at option and commodity exchanges.

        As of May 31, 2003 and November 30, 2002, the Company had commitments to invest up to $197 million and $384 million, respectively, directly and through partnerships in private equity related investments. These commitments will be funded, in whole or in part, as required through the end of the respective investment periods, principally expiring in 2004.

        In the normal course of business the Company provides guarantees to securities clearinghouses and exchanges. These guarantees are generally required under the standard membership agreements, such that members are required to guarantee the performance of other members. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral. The Company's obligation under such guarantees could exceed the collateral amounts posted; however, the potential for the Company to be required to make payments under such guarantees is deemed remote.

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

        Other Commitments and Guarantees as of May 31, 2003 are as follows:

		Expiration Period
(in millions)	Notional/ Maximum Payout	Remaining 2003	2004- 2006	2007- 2008	2009 & Thereafter
Derivative contracts	$246,886	$23,733	$78,421	$31,995	$112,737
Municipal securities related liquidity commitments	1,858	1,265	250	—	343
Standby letters of credit	784	542	242	—	—
Private equity investments	197	74	123	—	—
Long-term debt maturities	7,904	1,835	4,899	1,170	—

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

        The Company is a market leader in mortgage (both residential and commercial), municipal and other asset-backed securitizations which are principally transacted through QSPEs. During the six months ended May 31, 2003 and 2002, the Company securitized approximately $68 billion and $53 billion of financial assets, including: $61 billion and $39 billion of residential mortgages, $2 billion and $2 billion of commercial mortgages, and $5 billion and $12 billion of other asset-backed financial instruments, respectively. As of May 31, 2003 and November 30, 2002, the Company had approximately $644 million and $1.1 billion, respectively, of non-investment grade retained interests from its securitization activities. The Company records its trading assets, including retained interests, on a mark-to-market basis, with related gains or losses recognized in Principal transactions on the Consolidated Statement of Income. (See Note 5 to the Consolidated Financial Statements included in this Report.)

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

        Fair Value The determination of fair value is a critical accounting policy which is fundamental to the Company's financial condition and results of operations. The Company records its inventory positions including Securities and other financial instruments owned and Securities sold but not yet purchased at market or fair value with unrealized gains and losses reflected in Principal transactions on the Consolidated Statement of Income. In all instances, the Company believes that it has established rigorous internal control processes to ensure that the Company utilizes reasonable and prudent measurements of fair value.

        When evaluating the extent to which management estimates may be required to be utilized in preparing the Company's financial statements, the Company believes it is useful to analyze the balance sheet as follows:

(in millions)	May 31, 2003
Assets
Securities and other financial instruments owned	$80,624	34%
Secured financings	123,155	53%
Receivables and other assets	30,545	13%

Total Assets	$234,324	100%

Liabilities and Equity
Securities and other financial instruments sold but not yet purchased	$53,741	23%
Secured financings	134,507	57%
Payables and other liabilities	34,439	15%
Total capital	11,637	5%

Liabilities and Equity	$234,324	100%

        A significant majority of the Company's assets and liabilities are recorded at amounts for which significant management estimates are not utilized. The following balance sheet categories, comprising 66% of total assets and 77% of liabilities and equity, are valued at either historical cost or at contract value (including accrued interest), which, by their nature, do not require the use of significant estimates: Secured financings, Receivables/Payables and Other assets/liabilities and Total capital. The remaining balance sheet categories, comprised of Securities and other financial instruments owned and Securities and other financial instruments sold but not yet purchased (long and short inventory positions, respectively), are recorded at market or fair value, the components of which may require, to varying degrees, the use of estimates in determining fair value.

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

        OTC Derivatives The fair value of the Company's OTC derivative assets and liabilities at May 31, 2003 were $12.8 billion and $11.7 billion, respectively. OTC derivative assets represent the Company's unrealized gains, net of unrealized losses for situations in which the Company has a master netting agreement. Similarly, liabilities represent net amounts owed to counterparties.

        The majority of the Company's OTC derivatives are transacted in liquid trading markets for which fair value is determined utilizing pricing models with readily observable market inputs. Examples of such derivatives include: interest rate swaps contracts, TBA's, foreign exchange forward and option contracts in G-7 currencies and equity swap and option contracts on listed securities. However, the determination of fair value for certain less liquid derivatives requires the use of significant estimates and include: certain credit derivatives, equity option contracts greater than 5 years, and certain other complex derivatives utilized by the Company in providing clients with hedging alternatives to unique exposures.

The Company strives to limit the use of significant judgment by using consistent pricing assumptions between reporting periods and utilizing observed market data for model inputs whenever possible. As the market for complex products develops, the Company refines its pricing models based upon market experience in order to utilize the most current indicators of fair value.

        Private Equity Investments The Company's private equity investments of $385 million at May 31, 2003 include both public and private equity positions. The determination of fair value for these investments may require the use of estimates and assumptions as these investments are generally less liquid and often contain trading restrictions. The determination of fair value for private equity investments is based on estimates incorporating valuations which take into account expected cash flows, earnings multiples and/or comparison to similar market transactions. Valuation adjustments are an integral part of pricing these instruments, reflecting consideration of credit quality, concentration risk, sale restrictions and other liquidity factors.

        High Yield At May 31, 2003, the Company had high yield long and short positions of $2.5 billion and $0.6 billion, respectively. The majority of these positions are valued utilizing broker quotes or listed market prices. In certain instances, when broker quotes or listed prices are not available the Company utilizes prudent judgment in determining fair value which may involve the utilization of analysis of credit spreads associated with pricing of similar instruments, or other valuation techniques.

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

        In addition, the Company held approximately $644 million of non-investment grade retained interests at May 31, 2003, down from $1.1 billion at November 30, 2002. As these interests primarily represent the junior interests in commercial and residential mortgage securitizations, for which there are not active trading markets, estimates are generally required to be utilized in determining fair value. The Company values these instruments using prudent estimates of expected cash flows, and considers the valuation of similar transactions in the market.

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

        In November 2002, the FASB issued FIN 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") This interpretation requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also provides additional guidance on the disclosure of guarantees. The recognition and measurement provisions are effective for guarantees made or modified after December 31, 2002. The disclosure provisions are effective for fiscal periods ending after

December 15, 2002. The Company adopted FIN 45 during the first quarter of 2003, and the adoption did not have a material impact to the Company's financial condition or results of operations.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51" ("FIN 46"). This interpretation provides new consolidation accounting guidance for entities involved with special purpose entities. This guidance does not impact the accounting for securitizations transacted through QSPEs. This interpretation will require a primary beneficiary, defined as an entity which participates in either a majority of the risks or rewards of such SPE, to consolidate the SPE. An SPE would not be subject to this interpretation if such entity had sufficient voting equity capital, such that the entity is able to finance its activities without the additional subordinated financial support from other parties. FIN 46 also requires additional disclosures related to involvement with SPEs. The accounting provisions of this interpretation are effective for new transactions executed after January 31, 2003. The interpretation will be effective for all existing transactions with SPEs beginning in the Company's fourth quarter of 2003. While the Company has not yet completed its analysis of the impact of the new interpretation, the Company does not anticipate that the adoption of this interpretation will have a material impact to the Company's financial condition or its results of operations.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies the financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement generally is effective for contracts entered into or modified after June 30, 2003. The Company does not anticipate that the adoption of this statement will have a material impact to the Company's financial condition or its results of operations.

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

        Reference is made to Part I, Item 3, Legal Proceedings, in the Form 10-K for a complete description of the proceedings reported therein and to the Company's Form 10-Q for the quarter ended February 28, 2003 for certain subsequent developments in certain of the proceedings reported therein; only additional significant subsequent developments in such proceedings, if any, are given below.

Research Analyst Independence Investigations (reported in the Form 10-K)

        As previously reported, on December 20, 2002, LBI, reached an agreement in principle with the SEC, the New York State Attorney General's Office, the New York Stock Exchange ("NYSE"), the National Association of Securities Dealers ("NASD") and the North American Securities Administrators Association (on behalf of state and territory securities regulators) to resolve their industry-wide investigations relating to allegations of research analyst conflicts of interest at various investment banking firms, including LBI.

        On April 28, 2003, a final global regulatory settlement based on the agreement in principle (the "Final Global Settlement") was announced, involving several of the leading securities firms in the United States, including LBI, and various federal and state regulators and self-regulatory organizations. Without admitting or denying any of the allegations of violations of certain NASD and NYSE rules relating to investment research activities, LBI entered into consents and agreements with the SEC, the NYSE, the NASD and the Alabama Securities Commission (which acted as LBI's lead state regulator in connection with the Final Global Settlement) to resolve their investigations of LBI relating to those matters.

        Pursuant to the Final Global Settlement, LBI agreed to (i) pay $25 million as a penalty, (ii) pay $25 million as disgorgement of commissions and other monies, (iii) contribute a total of $25 million over five years to provide third-party independent research to clients, (iv) contribute a total of $5 million over five years towards investor education, (v) adopt internal structural and operational reforms that will further augment the steps it has already taken to promote research analyst independence and (vi) be enjoined from the alleged violations of NASD and NYSE rules. In connection with the Final Global Settlement,

LBI also voluntarily agreed to adopt restrictions on the allocation of shares in initial public offerings to executives and directors of public companies. LBI expects to reach similar arrangements with most or all of the other states, the District of Columbia and the Commonwealth of Puerto Rico. Any monetary penalties and other payments required by these individual arrangements are expected to be included within the aggregate amounts discussed above.

        In April 2003, to effectuate the Final Global Settlement, the SEC filed a Complaint and Final Judgment in the United States District Court for the Southern District of New York. The Final Judgment has not yet been entered by the court, and the court has asked for certain additional information. Also in April, the NASD accepted the Letter of Acceptance, Waiver and Consent entered into with LBI in connection with the Final Global Settlement; and in May 2003, the NYSE advised LBI that the Hearing Panel's Decision, in which it accepted the Final Global Settlement, had become final. Payment will be made in conformance with the payment provisions of the Final Judgment, once the Final Judgment is entered.

        The Company recorded a pre-tax charge of $80 million in the fourth quarter of 2002 relating to the settlement. (For additional information, see Note 4 to the Consolidated Financial Statements included in the Form 10-K.)

        Since the announcement of the Final Global Settlement, six purported class actions have been filed against LBI in three federal courts, five of which are specific to LBI's research of particular companies (Razorfish, Inc., RealNetworks, Inc. and RSL Communications, Inc.) and one of which purports to relate to all research coverage by LBI and nine other defendants (other firms which settled with the regulators) for the 1999 through 2001 time period. (Swack v. Lehman Brothers Inc., in the United States District Court for the District of Massachusetts (Razorfish); DeMarco v. Lehman Brothers Inc., et al., Sved v. Lehman Brothers Inc., et al. and Gravino v. Lehman Brothers Inc., et al., all in the United States District Court for the Southern District of New York (RealNetworks); Sved v. Lehman Brothers Inc., in the United States District Court for the Southern District of New York (RSL Communications); and Cannon v. Citigroup Global Markets Inc., et al., in the United States District Court for the District of Colorado.) All the actions allege conflicts of interest between LBI's investment banking business and research activities.

        In June 2003, a purported derivative action, Bader and Yakaitis P.S.P. and Trust, et al. v. Michael L. Ainslie, et al., relating to the Final Global Settlement was filed (but has not yet been served) in New York State Supreme Court. The suit names Holdings and its Board of Directors as defendants and contends that the Board should have been aware of and prevented the alleged misconduct which resulted in the settlement with regulators.

        Also in June 2003, in the Circuit Court of Marshall County, West Virginia, the Attorney General of West Virginia filed a civil action on behalf of the State of West Virginia against LBI and nine other investment banks. The Complaint alleges multiple violations of the West Virginia Consumer Credit and Protection Act ("CCPA") from July 1, 1999 through the present. The Complaint seeks $5,000 in money damages per violation for each and every violation of the CCPA. The specific allegations against LBI are identical to those in the Complaint and Final Judgment that the SEC filed against LBI and the other investment banking firms.

Actions Regarding Enron Corporation (reported in the Form 10-K and the Form 10-Q for the quarter ended February 28, 2003)

        In April 2003, Westboro Properties LLC and Stonehurst Capital, Inc. filed a complaint against LBI, Holdings and other commercial or investment banks in the United States District Court for the Southern

District of Texas. Plaintiffs allege that defendants engaged in fraud, negligence and conspiracy under the federal securities laws and Texas common and statutory law in inducing plaintiffs to purchase certain certificates, or investments, in two special purpose entities ("SPEs"), Osprey I and Osprey II. Plaintiffs also allege that defendants aided and abetted Enron's fraud in setting up SPEs, allegedly falsifying Enron's books and records and in continuing to recommend Enron's stock.

First Alliance Mortgage Company Matters (reported in the Form 10-K)

        In June 2003, the United States Court for the Central District of California issued an order granting defendants' motion to dismiss plaintiffs' claim for punitive damages. On the same date, the jury rendered its verdict finding LBI and Lehman Commercial Paper, Inc. ("LCPI") liable for aiding and abetting First Alliance Mortgage Company's fraud. The jury found damages of $50,913,928 and held the Lehman Brothers defendants responsible for 10% of those damages. The court has not yet issued a decision on the claims for equitable subordination of amounts owed to LCPI at the time of First Alliance Mortgage Company's ("FAMCO") Chapter 11 filing and for avoidance of LCPI's liens and on other bankruptcy-related claims.

        Also in June 2003, the Attorney General of the State of Florida filed a civil complaint against LCPI in the Circuit Court of the 17th Judicial Circuit in and for Broward County Florida, alleging violations of the Florida Unfair and Deceptive Trade Practices Act and common law fraud. The allegations arise out of LCPI's relationship with FAMCO insofar as FAMCO did business with Florida borrowers. The Office of the Florida Attorney General alleges in the complaint that, among other things, LCPI provided financing to FAMCO, despite LCPI's purported knowledge that FAMCO was engaged in "predatory lending" practices. The Complaint seeks a permanent injunction, compensatory and punitive damages, civil penalties, attorney's fees and costs.

In re Fleming Securities Litigation

        In February 2003, a lawsuit captioned Massachusetts State Carpenters Pension Fund v. Fleming Companies, Inc., et al. was filed in the 160th District Court of Dallas County, ]Texas, asserting claims arising under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. The action was brought on behalf of a purported class of investors who purchased in two simultaneous Fleming securities offerings in June 2002. The offerings raised approximately $378 million. The complaint alleges that the prospectus and registration statement for the offerings contained false and misleading statements or omitted material facts concerning, among other things, deductions Fleming took on vendor invoices, its accounting for recognition of income, amortization of long term assets and use of capitalized interest, and the performance of Fleming's retail operations. The complaint seeks unspecified damages, interest, attorneys' fees, costs and expenses. In addition to Fleming, the suit named ten individual defendants (officers and/or directors of Fleming), Fleming's auditor, and the underwriters of the offerings, including LBI.

        The case was removed to the United States District Court for the Northern District of Texas. Subsequent to that removal, on April 1, 2003, Fleming filed for protection under the federal bankruptcy code. Also in April 2003, plaintiffs filed a virtually identical second lawsuit in the United States District Court for the Eastern District of Texas.

Actions Regarding Frank Gruttadauria (reported in the Form 10-K 862 President and the Form 10-Q for the quarter ended February 28, 2003)

        Two more cases have been settled: one of the cases on appeal from the United States District Court for the Northern District of Ohio, and one of the cases in the United States District Court for the Northern District of Illinois. The two remaining cases in the Northern District of Illinois have been submitted for arbitration before the New York Stock Exchange by agreement of the parties. Another case has been filed against Lehman Brothers and SG Cowen in the United States District Court for the Northern District of Ohio alleging generally the same claims and seeking generally the same relief as in the pending cases. Lehman Brothers intends to file a motion to stay the suit pending arbitration, based on the plaintiff's contractual agreement to arbitrate claims against the defendants.

In re Metricom Securities Litigation (reported in the Form 10-K)

        In May 2003, the court issued an opinion and order dismissing the action without prejudice.

Regulatory Investigations Relating to IPO Allocations

        Lehman Brothers has received requests from the NYSE, acting in coordination with the SEC and the NASD, for information, documents and testimony relating to "spinning" (the alleged allocation by underwriters of shares of "hot" IPOs to directors and officers of existing or potential investment banking clients in return for their firms' investment banking business). The Company is in the process of responding to these requests.

WorldCom Bondholders Litigation (reported in the Form 10-K and the Form 10-Q for the quarter ended February 28, 2003)

        Additional individual institutional plaintiffs have filed actions in various state courts asserting the same claims as those filed earlier. These actions have been, or are in the process of being, transferred to the multi-district action in New York.

PART II—OTHER INFORMATION

ITEM 6    Exhibits and Reports on Form 8-K

(a)   Exhbits

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

LEHMAN BROTHERS INC. (Registrant)
Date: July 15, 2003	By:	/s/ DAVID GOLDFARB Chief Financial Officer (principal financial and accounting officer)

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

Date: July 15, 2003

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

Date: July 15, 2003

/s/ DAVID GOLDFARB David Goldfarb Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
Exhibit 12.01	Computation of Ratio of Earnings to Fixed Charges
Exhibit 99.01	Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.02	Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

LEHMAN BROTHERS INC. and SUBSIDIARIES FORM 10-Q FOR THE QUARTER ENDED MAY 31, 2003 CONTENTS
AVAILABLE INFORMATION
LEHMAN BROTHERS INC. and SUBSIDIARIES PART I—FINANCIAL INFORMATION
LEHMAN BROTHERS INC. and SUBSIDIARIES CONSOLIDATED STATEMENT of INCOME (Unaudited) (In millions)
LEHMAN BROTHERS INC. and SUBSIDIARIES CONSOLIDATED STATEMENT of FINANCIAL CONDITION (Unaudited) (In millions)
LEHMAN BROTHERS INC. and SUBSIDIARIES CONSOLIDATED STATEMENT of FINANCIAL CONDITION—(Continued) (Unaudited) (In millions, except share data)
LEHMAN BROTHERS INC. and SUBSIDIARIES CONSOLIDATED STATEMENT of CASH FLOWS (Unaudited) (In millions)
LEHMAN BROTHERS INC. and SUBSIDIARIES NOTES to CONSOLIDATED FINANCIAL STATEMENTS
LEHMAN BROTHERS INC. and SUBSIDIARIES MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS
CAPITAL MARKETS NET REVENUES
CLIENT SERVICES NET REVENUES
INVESTMENT BANKING NET REVENUES
CAPITAL MARKETS NET REVENUES
CLIENT SERVICES NET REVENUES
PART II—OTHER INFORMATION
PART II—OTHER INFORMATION
SIGNATURE
EXHIBIT INDEX